Form 10-Q
period 2003-06-28
AMIS HOLDINGS INC
filed 2003-08-12
CIK 1161963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 28, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission file number 0-19654

AMIS Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0309588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Buckskin Road

Pocatello, ID 83201
(Address of principal executive offices)

(208) 233-4690

(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days:     Yes ☐     No ☑

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):     Yes      No ☑

AMIS HOLDINGS, INC.

ii

FORWARD-LOOKING STATEMENTS

      This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future prospects, developments and business strategies.

      These forward-looking statements are identified by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These statements are contained in the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and other sections of this quarterly report.

      These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, the following:

•	changes in general economic and business conditions and in the semiconductor industry in particular;

•	changes in the conditions affecting our target markets;

•	changes in the pricing of our products;

•	changes in political, social and economic conditions and local regulations, particularly outside of the United States;

•	changes in technology and development of new technology;

•	reductions in sales to any significant customers;

•	changes in the mix of products sold, industry capacity or competition;

•	changes in competitive conditions;

•	disruptions of established supply channels;

•	manufacturing capacity underutilization or constraints; and

•	the availability, terms and deployment of capital.

      Our risks are more specifically described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations.” If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

      We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

      Our filings with the SEC are available online at www.sec.gov.

iii

PART I:     FINANCIAL INFORMATION

Item 1:     Financial Statements

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 28,	December 31,
	2003	2002

	(unaudited)

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$89,107	$62,184
Accounts receivable, less allowances of $3,029 and $4,791, respectively	66,452	65,994
Inventories	40,525	39,361
Receivable from affiliate	1,909	1,909
Deferred tax assets	6,386	9,077
Research and development grants receivable	7,957	6,513
Prepaid expenses	11,494	8,543
Other current assets	3,806	6,031

Total current assets	227,636	199,612
Property, plant and equipment, net	208,530	222,507
Deferred financing costs, net	9,562	6,188
Goodwill, net	1,211	1,211
Other intangibles, net	11,259	36,662
Deferred tax assets	29,961	18,192
Prepaid pension asset	12,404	11,847
Restricted cash	4,200	4,200
Other	842	864

Total assets	$505,605	$501,283

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$26,126	$29,643
Accrued expenses	31,545	23,780
Accrued employee compensation	23,973	21,329
Income taxes payable	3,017	1,391
Current portion of long-term debt	408	8,708

Total current liabilities	85,069	84,851
Long-term debt, less current portion	239,490	151,392
Other long-term liabilities	540	3,088

Total liabilities	325,099	239,331
Commitments and Contingencies
Series A Senior Redeemable Preferred Stock, $0.01 par value, 20,000,000 shares authorized, 17,904,944 and 17,901,722 shares issued and outstanding as of June 28, 2003 and December 31, 2002, respectively	249,890	233,671
Series B Junior Redeemable Convertible Preferred Stock, $0.01 par value, 20,000,000 shares authorized, 14,319,687 and 14,317,788 shares issued and outstanding as of June 28, 2003 and December 31, 2002, respectively	204,704	190,498
Series C Senior Redeemable Preferred Stock, $0.01 par value, 75,000 shares authorized, 0 and 75,000 shares issued and outstanding as of June 28, 2003 and December 31, 2002, respectively	—	79,337
Stockholders’ Deficit:
Common stock, $0.01 par value, 400,000,000 shares authorized, 140,159,572 and 139,955,164 shares issued and outstanding as of June 28, 2003 and December 31, 2002, respectively	1,402	1,400
Additional paid-in capital	38,192	37,968
Stockholder notes receivable	(5,736)	(5,570)
Capital deficiency	(312,933)	(276,278)
Deferred compensation	(186)	—
Accumulated other comprehensive income	5,173	926

Total stockholders’ deficit	(274,088)	(241,554)

Total liabilities and stockholders’ deficit	$505,605	$501,283

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

	(In thousands, except per share data)
Revenue	$108,394	$69,555	$211,223	$138,570
Cost of revenue	60,950	43,512	121,439	87,337

	47,444	26,043	89,784	51,233
Operating expenses:
Research and development	16,898	12,117	34,872	22,215
Marketing and selling	9,563	8,102	18,105	16,913
General and administrative	7,664	5,308	13,618	11,298
Impairment charge	20,028	—	20,028	—

	54,153	25,527	86,623	50,426

Operating income (loss)	(6,709)	516	3,161	807
Other income (expense):
Interest income	392	240	782	380
Interest expense	(6,482)	(2,977)	(11,747)	(6,149)
Other expense, net	(656)	(235)	(4,401)	(303)

	(6,746)	(2,972)	(15,366)	(6,072)

Loss before income taxes	(13,455)	(2,456)	(12,205)	(5,265)
Provision for (benefit from) income taxes	(6,202)	33	(6,734)	(1,629)

Net loss	(7,253)	(2,489)	(5,471)	(3,636)
Preferred stock dividends	15,394	16,792	31,184	29,494

Net loss attributable to common stockholders	$(22,647)	$(19,281)	$(36,655)	$(33,130)

Basic and diluted net loss per common share	$(0.16)	$(0.14)	$(0.26)	$(0.24)

Weighted average number of shares used in calculating basic and diluted net loss per common share	140,072	138,860	140,030	138,741

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended

	June 28,	June 29,
	2003	2002

	(In thousands)
Cash flows from operating activities
Net loss	$(5,471)	$(3,636)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	24,934	21,281
Amortization of deferred financing costs	633	625
Stock compensation expense	282	263
Write-off of deferred financing charges and loss on settlement of derivatives	4,468	—
Impairment of long-term asset	20,028	—
Benefit from deferred income taxes	(11,901)	(2,064)
Loss on retirement of property, plant and equipment	217	281
Income statement impact of change in value of derivatives	(24)	(203)
Interest on shareholder notes receivable	(166)	(79)
Changes in operating assets and liabilities:
Accounts receivable	2,344	(7,218)
Inventories	624	6,088
Prepaid expenses and other assets	3,200	(708)
Receivable from affiliates	—	2,965
Accounts payable	(3,737)	8,909
Accrued expenses	7,244	(1,847)
Accrued employee compensation	1,240	2,688

Net cash provided by operating activities	43,915	27,345
Cash flows from investing activities
Purchases of property, plant, and equipment	(9,959)	(7,162)
Purchase of business	—	(68,321)

Net cash used in investing activities	(9,959)	(75,483)
Cash flows from financing activities
Payments on long-term debt	(120,202)	(12,275)
Proceeds from issuance of Senior Subordinated Notes	200,000	—
Issuance of preferred stock	—	75,000
Payment to settle derivatives	(788)	—
Debt issuance costs	(7,341)	(1,439)
Payments on long-term payables	(214)	(842)
Exercise of stock options for common and preferred stock	87	164
Redemption of Series C Preferred Stock	(80,764)	—

Net cash provided by (used in) financing activities	(9,222)	60,608

Effect of exchange rate changes on cash and cash equivalents	2,189	569
Net increase in cash and cash equivalents	26,923	13,039
Cash and cash equivalents at beginning of period	62,184	28,650

Cash and cash equivalents at end of period	$89,107	$41,689

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

June 28, 2003

Note 1:	Basis of Presentation and Significant Accounting Policies

      In the opinion of management of AMIS Holdings, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited combined/consolidated financial statements and related notes thereto for the year ended December 31, 2002 contained in our registration statement on Form S-4, No. 333-103070, available on the website of the Securities and Exchange Commission at www.sec.gov.

      The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year ending on December 31, 2003. The interim period ended on June 28, 2003.

Basis of Presentation

      The financial statements have been prepared on a consolidated basis. The consolidated financial statements include the accounts of AMIS Holdings, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

New Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees or Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of the disclosure requirements and of the recognition and measurement provisions of FIN 45 did not have a material impact on the Company’s financial statements.

      On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and is effective for all financial instruments entered into or modified after May 31, 2003. The Statement is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that certain financial instruments be classified as liabilities in statements of financial position. The Statement affects accounting for 1) mandatorily redeemable shares of stock, which the issuing company is obligated to buy back in exchange for cash or other assets, 2) put options and forward purchase contracts involving instruments that do or may require the issuer to buy back some of its shares of stock in exchange for cash or other assets, and 3) instruments that can be settled with shares of stock. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. As of June 28, 2003, the Company had $249.9 million of Series A Preferred Stock and $204.7 million of Series B Preferred Stock that are mandatorily redeemable. Currently such Preferred Stock is presented on the balance sheet at a “mezzanine” level (between liabilities and equity). Because these instruments meet the requirements of SFAS No. 150, they will be reclassified to a liability upon adoption of the Statement. The Company is currently assessing any additional impact of this Statement on its financial statements, but does not believe that any other impact will be material to its financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 is effective for fiscal years ending after December 15, 2002. SFAS No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations, but has resulted in incremental disclosures.

      The following table provides pro forma information for the three and six months ended June 28, 2003, and the three and six months ended June 29, 2002, respectively, that illustrates the net loss attributable to common stockholders, and net loss per common share (in thousands, except for per share data) as if the fair value method had been adopted under SFAS No. 123.

	Three Months Ended		Six Months Ended

	June 28, 2003	June 29, 2002	June 28, 2003	June 29, 2002

Net loss, as reported	$(7,253)	$(2,489)	$(5,471)	$(3,636)
Less: Stock compensation expense determined under the fair value method, net of related tax effects	(27)	(44)	(60)	(86)

Pro forma net loss	(7,280)	(2,533)	(5,531)	(3,722)
Preferred stock dividend, as reported	(15,394)	(16,792)	(31,184)	(29,494)

Pro forma net loss attributable to common stockholders	$(22,674)	$(19,325)	$(36,715)	$(33,216)

Net loss per common share:
Basic and diluted, as reported	$(0.16)	$(0.14)	$(0.26)	$(0.24)
Pro forma basic and diluted	$(0.16)	$(0.14)	$(0.26)	$(0.24)

2.     Inventories

      Inventories consist of the following (in thousands):

	June 28,	December 31,
	2003	2002

	(Unaudited)
Raw materials	$4,281	$7,368
Work-in-process	25,962	23,657
Finished goods	10,282	8,336

	$40,525	$39,361

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

3.     Net Loss per Common Share

      The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share data):

	Three Months Ended		Six Months Ended

	June 28,	June 29,	June 28,	June 29,
	2003	2002	2003	2002

Numerator:
Net loss attributable to common stockholders	$(22,647)	$(19,281)	$(36,655)	$(33,130)
Denominator:
Denominator for basic and diluted net loss per common share — weighted average shares	140,072	138,860	140,030	138,741
Net loss per common share — basic and diluted	$(0.16)	$(0.14)	$(0.26)	$(0.24)

      Options to purchase 16,054,665 shares of common stock and warrants to purchase 27,554,550 shares of common stock were outstanding at June 28, 2003, but were not included in the computation of diluted earnings per share as the effect would be antidilutive because of the net loss attributable to common stockholders recorded during the period. Issuance of common stock under the additional warrant held by Japan Energy Electronic Materials, Inc. (formerly Japan Energy Corporation) (Japan Energy) for 13,809,096 shares is contingent upon the completion of an initial public offering or change in control. Shares issuable pursuant to the conversion of the Company’s Series B Junior Redeemable Convertible Preferred Stock were also not included in this computation. Conversion of the Company’s Series B Junior Redeemable Convertible Preferred Stock to common stock is contingent upon an initial public offering, with the number of common shares to be determined by reference to the initial public offering price.

4.	Purchase of the Mixed Signal Business of Alcatel Microelectronics from STMicroelectronics

      On June 26, 2002, the Company acquired the assets and assumed certain liabilities of the mixed signal business (MSB) of Alcatel Microelectronics NV from STMicroelectronics NV (the MSB Acquisition) in a purchase that closed concurrently with STMicroelectronics’ purchase of 100% of the capital stock of Alcatel Microelectronics NV from Alcatel S.A. The results of MSB have been consolidated with the Company since the date of acquisition. The Company used existing cash along with the proceeds from the issuance of $75,000,000 of Series C Preferred Stock to finance the purchase price.

      Following is a summary of the MSB purchase price (in thousands):

Cash paid to STMicroelectronics	$68,300
Acquisition related expenses	11,200
Restructuring accrual	4,600
Operating liabilities assumed (including accounts payable of approximately $8,300, accrued compensation of approximately $7,100 and other accrued expenses of approximately $3,700)	19,100

Total purchase price	$103,200

      The foregoing purchase price includes the allocation of certain operating liabilities between MSB and STMicroelectronics. Additionally, as part of the MSB Acquisition, the Company prepared and approved a plan of restructuring in connection with the integration of MSB into the Company and included the costs of those restructuring activities in the purchase price pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The restructuring costs that have been accrued and included in the purchase price primarily include costs associated with relocating and combining MSB’s testing

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

facilities with the Company’s existing facilities. The majority of these costs relate to employee severance. The Company has terminated 42 employees as part of this transfer of the testing facilities. This relocation was substantially completed during the quarter ended June 28, 2003. Additional costs, which were substantially paid in 2002, represent employee severance for 79 MSB employees that had duplicative responsibilities as those of the Company’s employees and were terminated as part of the Company’s plan.

      Although employee terminations were substantially completed during the quarter ended June 28, 2003, approximately $500,000 remains to be paid. The Company anticipates that such amounts will be paid by the end of 2003. Following is a rollforward of the restructuring accrual from December 31, 2002 to June 28, 2003 (in thousands):

	Restructuring	Paid in
	Accrual at	the Six Months
	December 31,	Ended June 28,	Balance at
	2002	2003	June 28, 2003

Employee severance costs	$2,200	$(1,700)	$500

      Following is a summary of the allocation of the MSB purchase price (in thousands):

Trade accounts receivable	$18,300
Inventory	19,500
Prepaid and other assets	13,200
Deferred pension asset	11,600
Property, plant and equipment	32,300
Intangible assets	8,300

Total purchase price allocated	$103,200

      The foregoing allocation is based on the fair values of the assets acquired, including valuations of intangible assets completed by the Company’s independent financial consulting firm, LECG, LLC, and the final allocation of certain trade receivables between MSB and STMicroelectronics. The intangible assets acquired through the MSB Acquisition consist of licensed technology and a contract. The contract was amortized over 6 months, the life of the contract, and the licensed technology is being amortized over 15 years.

5.     Long-Term Debt

      In conjunction with the Recapitalization Agreement entered into in December 2000, AMI Semiconductor, Inc. (AMIS), the Company’s wholly owned subsidiary, obtained $250,000,000 of Senior Secured Credit Facilities (the Facilities) consisting of a $75,000,000 Revolving Credit Facility and a $175,000,000 Term Loan. At June 28, 2003 and December 31, 2002 approximately $39,900,000 and $160,100,000, respectively, was outstanding under the Term Loan. The Company used proceeds from the issuance of the Senior Subordinated Notes (see discussion below) to pay approximately $111,800,000 on the Term Loan in January 2003. The Revolving Credit Facility ($20,000,000 of which may be in the form of letters of credit) is available for working capital and general corporate purposes. As of June 28, 2003, no amount was drawn on the Revolving Credit Facility.

      The interest rate on the Term Loan at June 28, 2003 was 4.6%. The interest rate on the Term Loan at December 31, 2002 was 5.2% with an effective rate of 6.5% after considering the impact of certain hedging arrangements associated with the Facilities. As discussed in Note 6, no hedging arrangements existed as of June 28, 2003.

      The Facilities require the Company to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement, as

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

amended. The Facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of June 28, 2003.

      In 2002, AMIS entered into certain amendments (including amendments providing for a higher leverage ratio from December 31, 2001 to the third quarter of 2003 and a higher margin if the Company’s leverage ratio exceeds 2.25 to 1.0), and sought and obtained certain waivers and consents under the Facilities. In connection with the MSB Acquisition (see Note 4), the Company received consent under the Facilities to obtain additional financing and complete the acquisition. The Company also received consent to proceed with the issuance of the Senior Subordinated Notes.

      On January 29, 2003, AMIS issued $200,000,000 aggregate principal amount of 10 3/4% Senior Subordinated Notes maturing on February 1, 2013 (Senior Subordinated Notes). The proceeds were used to repay approximately $111,800,000 of the Term Loan and redeem the Series C Preferred Stock for a total, including cumulative dividends, of approximately $80,764,000. Interest on the Senior Subordinated Notes is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2003. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and AMIS’s existing and future domestic restricted subsidiaries.

      AMIS cannot redeem the Senior Subordinated Notes before February 1, 2008 except that, until February 1, 2006 AMIS can choose to redeem up to an aggregate of 35% of the sum of the original principal amount of the Senior Subordinated Notes and the original principal amount of any other Senior Subordinated Notes issued under the same indenture, with money AMIS raises in certain equity offerings or receives as a capital contribution from the Company, as long as: (i) AMIS pays the holders of the Senior Subordinated Notes a redemption price of 110.75% of the principal amount of the Senior Subordinated Notes it redeems, plus accrued interest to the date of redemption; (ii) at least 65% of the original aggregate principal amount of the Senior Subordinated Notes and such other Senior Subordinated Notes issued remains outstanding after each such redemption; and (iii) AMIS redeems the Senior Subordinated Notes within 90 days of completing the equity offering or receiving the capital contribution. On or after February 1, 2008, AMIS can redeem some or all of the Senior Subordinated Notes at certain specified prices, plus accrued interest to the date of redemption.

      If AMIS experiences a Change of Control (as such term is defined in the indenture governing the Senior Subordinated Notes), subject to certain conditions, AMIS must give holders of the Senior Subordinated Notes an opportunity to sell to AMIS the Senior Subordinated Notes at a purchase price of 101% of the principal amount of the Senior Subordinated Notes, plus accrued interest.

      The payment of the principal, premium and interest on the Senior Subordinated Notes is fully and unconditionally guaranteed on a senior subordinated basis by the Company and AMIS’s existing and future domestic restricted subsidiaries that have outstanding or incur certain indebtedness. The guaranty by the Company and AMIS’s domestic restricted subsidiaries will be subordinated to all of the Company’s existing and future Senior Indebtedness (as such term is defined in the indenture governing the Senior Subordinated Notes) and the existing and future Senior Indebtedness of AMIS’s domestic restricted subsidiaries, including their guaranty of AMIS’ obligations under the Facilities.

      The indenture governing the Senior Subordinated Notes contains covenants that, among other things, (i) limit AMIS’s ability and certain of its subsidiaries’ ability to incur additional indebtedness; (ii) pay dividends on AMIS’s capital stock or redeem, repurchase or retire AMIS’s capital stock or subordinated indebtedness; (iii) make investments; (iv) engage in transactions with affiliates; (v) sell assets, including capital stock of subsidiaries; and (vi) consolidate, merge or transfer assets.

      The Senior Subordinated Notes are unsecured and subordinated to existing and future Senior Indebtedness (as such term is defined in the indenture governing the Senior Subordinated Notes) of AMIS. The

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Subordinated Notes will rank pari passu in right of payment with any future senior subordinated indebtedness AMIS might issue and rank senior to any other subordinated indebtedness AMIS might issue.

      In connection with the issuance of the Senior Subordinated Notes, the Company paid underwriting fees and other transaction costs of approximately $7,300,000 that were capitalized as intangible assets. In connection with the repayment of a portion of the Term Loan, the Company wrote off approximately $3,700,000 of deferred financing costs, which was charged to expense in February 2003.

6.     Derivatives and Hedging

      The Company pays a variable rate of interest under its Term Loan. Under the terms of the credit agreement for the Term Loan, the Company was required to enter into agreements to effectively “fix” the interest rate on one half of the outstanding balance of its Term Loan. On June 21, 2001, the Company entered into certain derivative instruments with major banks in order to manage its exposure to interest rate fluctuations. Such instruments were designated and qualified as cash flow hedges in accordance with SFAS No. 133.

      Two such instruments were interest rate swap agreements that effectively converted interest rate exposure from variable rates to fixed rates of interest. During the quarter ended March 29, 2003 in conjunction with the Company’s repayment of a portion of the Term Loan one of these swap agreements was settled. The Company was required to pay approximately $365,000 to settle the instrument before its scheduled maturity in June 2003. This amount is recorded as other expense in the accompanying statement of operations. The remaining swap agreement matured during the quarter ended June 28, 2003. At June 28, 2003 and December 31, 2002, the aggregate notional principal amount of these agreements was zero and $42,000,000, respectively. Under the agreements, the Company paid a fixed rate of interest of 4.5% and received a floating rate of interest based on the three month LIBOR. The difference between amounts to be paid or received on the interest rate swap agreements was recorded as an increase or reduction of interest expense.

      These agreements were deemed to have no ineffectiveness for the three and six month periods ended June 29, 2002. For the three and six months ended June 29, 2002, a gain (loss) of approximately $(130,000) and $41,000, net of income taxes, respectively, reflecting the change in the value of the derivatives, was recognized as a component of comprehensive loss in the accompanying financial statements.

      The Company also entered into an interest rate cap agreement and an interest rate floor agreement on June 21, 2001 for a notional amount of $45,500,000. Both agreements were settled during the three months ended March 29, 2003 in conjunction with the Company’s repayment of a portion of the Term Loan. The interest rate cap agreement granted the Company the right to limit the LIBOR rate it would have paid on its variable rate debt to a maximum of 7.25%. The interest rate floor agreement restricted the Company from paying a LIBOR rate of less than 3.15% on its variable rate debt. The Company paid approximately $423,000 to settle the agreements. This amount is recorded as other expense in the accompanying statement of operations.

      For the three and six months ended June 29, 2002, a gain of approximately $183,000 and $203,000, respectively, reflecting the change in the time value of the cap and floor agreements, which was excluded from the assessment of hedge effectiveness, was recognized as a component of interest expense in the accompanying financial statements. For the three and six months ended June 29, 2002, a loss of approximately $210,000 and $130,000, net of income taxes, respectively, reflecting the change in the intrinsic value of the cap and floor agreements, was recognized as a component of comprehensive loss in the accompanying financial statements. No hedge ineffectiveness was recognized on these agreements for the three and six month periods ended June 29, 2002.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Comprehensive Income (Loss)

      Comprehensive loss for the three and six month periods ended June 28, 2003 was approximately $(4,577,000) and $(1,224,000), respectively. Of these amounts, gains of approximately $100,000 and $628,000, respectively, related to the change in the fair value of derivatives. Additional gains of approximately $2,576,000 and $3,619,000, respectively, related to changes in the cumulative translation adjustment.

      Comprehensive loss for the three and six month periods ended June 29, 2002 was approximately $(2,169,000) and $(3,157,000), respectively. Of these amounts, losses of approximately $(340,000) and $(90,000), respectively, related to the change in the fair value of derivatives. The offsetting gains of approximately $660,000 and $569,000, respectively, related to changes in the cumulative translation adjustment.

8.     Stock Options

      Effective July 29, 2000, AMIS adopted and approved the 2000 Equity Incentive Plan. In general, options granted vest over three and a half to four years.

      In conjunction with the Recapitalization Agreement, outstanding options to purchase common stock of AMIS were converted to options to purchase a unit consisting of the following shares of the Company: (a) two shares of Class A Common Stock, (b) .2588164 shares of Series A Senior Preferred Stock and (c) .2070531 shares of Series B Junior Preferred Stock. The components of the unit may be exercised separately. The exercise price of the preferred stock portion is subject to adjustment based on the accretion of dividends on the underlying preferred stock. Additional options have been issued that entitle the holder to purchase shares of Class A Common Stock.

      Outstanding options consisted of the following as of June 28, 2003:

					Weighted-	Weighted-
				Weighted-	Average	Average
				Average	Exercise	Exercise
		Number of	Number of	Exercise	Price for	Price for
	Number of	Senior	Junior	Price for	Senior	Junior
	Common	Preferred	Preferred	Common	Preferred	Preferred
	Shares	Shares	Shares	Shares	Shares	Shares

Balance at December 31, 2002	16,473,102	524,528	423,135	$0.24	$8.80	$8.97
Options granted	6,000	—	—	0.26	—	—
Options exercised	(30,201)	(470)	(110)	0.21	8.80	8.97
Options canceled	(217,468)	(3,633)	(2,876)	0.25	8.86	9.03

Balance at March 29, 2003	16,231,433	520,425	420,149	$0.24	$9.10	$9.29
Options granted	364,500	—	—	0.26	—	—
Options exercised	(174,207)	(2,752)	(1,789)	0.22	9.10	9.29
Options canceled	(367,061)	(5,635)	(4,509)	0.25	9.10	9.30

Balance at June 28, 2003	16,054,665	512,038	413,851	$0.24	$9.40	$9.63

      During the quarter ended June 28, 2003, the Company re-evaluated its prior estimates of the fair value of its common stock. As a result, the Company determined that certain options issued in May 2003 were issued with exercise prices that were less than the fair value of the Company’s common stock. As a result, deferred compensation and additional paid-in capital for the six months ended June 28, 2003 of approximately $186,000 was recorded. The deferred compensation has been recorded as a component of stockholders’ deficit and is being recognized over the vesting period of the underlying stock options using the accelerated method under FIN 28.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.     Restructuring and Impairment Charges

      The Company entered into a non-compete agreement with GA-TEK Inc. (GA-TEK) and Japan Energy in conjunction with the December 21, 2000 Recapitalization pursuant to which each of Japan Energy and GA-TEK agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In connection with the Company’s second quarter review of the carrying value of its intangible assets, the Company reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Japan Energy’s and GA-TEK’s business focus and related capabilities. Effective June 26, 2003, the Company released each of Japan Energy and GA-TEK from all of its obligations under the non-compete agreement. Therefore, the Company wrote off the remaining unamortized balance of this non-compete agreement of approximately $20,028,000 as of the effective date. This amount is included in operating expenses in the accompanying statement of operations.

      Pursuant to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” in 2002 and 2001 senior management and the board of directors approved plans to restructure certain of the Company’s operations. The 2002 plan involved the curtailment of redundant functions between the U.S. and Belgian entities resulting from the MSB Acquisition discussed in Note 4. In total 90 people employed by the Company prior to the MSB Acquisition were terminated in connection with this restructuring program. The Company recorded related restructuring expense of approximately $457,000, of which $446,000 had been paid out as of June 28, 2003. Additionally, relationships with certain sales representative firms in Europe were terminated because their duties were transferred to MSB. The expense associated with these terminations was approximately $478,000, of which $34,000 had been paid out at June 28, 2003. The Company expects to pay out the remaining $444,000 in the third quarter of 2003. The remaining accrual of $455,000 is included in accrued expenses in the accompanying balance sheet.

      The 2001 plan involved the closure of certain offices and the termination of certain management and other employees. The objectives of the plan were to increase the competitiveness of the Company and manage costs during the semiconductor industry downturn that began in 2000. In total, 265 employees were terminated as part of this program. Such terminations impacted virtually all departments within the Company’s business. All terminated employees were notified in the period in which the charge was recorded.

      Expenses relating to the plan totaled approximately $4,983,000 during the year ended December 31, 2001 and were comprised of approximately $3,643,000 for termination benefits and other related costs and approximately $1,340,000 for lease termination and other office closure costs. Such other office closure costs relate primarily to a loss on the sale of a significant portion of the assets of the Dresden, Germany office, which was sold to a third party in October 2001. The assets were sold for approximately $456,000. The Company realized a loss of approximately $331,000 on the sale of these assets. The Company also closed certain offices in California, Texas and North Carolina and accrued its remaining lease obligations related to these facilities.

      As of June 28, 2003, approximately $4,449,000 of the 2001 restructuring expenses had been paid or the fixed assets had been written off. The remaining accrual for the 2001 plan, which represents severance of approximately $17,000 and lease termination and other costs of approximately $230,000, is included in accrued expenses on the accompanying balance sheet as of June 28, 2003. The remaining severance will be paid in the third quarter of 2003. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005. During 2002, approximately $287,000 of the 2001 restructuring accrual was reversed because certain estimates were revised.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of the restructuring accrual relating to the 2001 and 2002 plans (in thousands):

	Balance at		Balance at
	December 31,	Paid in	June 28,
	2002	2003	2003

Severance costs	$888	$(416)	$472
Lease termination costs	295	(65)	230

Total	$1,183	$(481)	$702

10.     Transactions with Related Parties

      Pursuant to the terms of the Recapitalization Agreement, the Company entered into advisory agreements with affiliates of Citigroup Venture Capital Equity Partners, L.P. (CVC) and Francisco Partners, L.P. (Francisco Partners) (the Sponsors) pursuant to which the Sponsors may provide financial, advisory and consulting services to the Company. For each of the three months ended June 28, 2003 and June 29, 2002, expense totaling approximately $500,000 was recorded related to these advisory agreements. For each of the six months ended June 28, 2003 and June 29, 2002, expense totaling approximately $1,000,000 was recorded related to these advisory agreements.

11.     Segment Reporting

      The Company has three reportable segments: Integrated Mixed Signal Products, Mixed Signal Foundry Services and Structured Digital Products. Each segment comprises product families with similar requirements for design, development and marketing.

      Information about segments (in thousands):

	Integrated	Mixed Signal	Structured
	Mixed Signal	Foundry	Digital
	Products	Services	Products	Total

Three months ended June 28, 2003
Net revenue from external customers	$60,471	$27,016	$20,907	$108,394
Segment operating income	6,573	4,413	2,333	13,319
Six months ended June 28, 2003
Net revenue from external customers	117,302	53,017	40,904	211,223
Segment operating income	10,432	8,510	4,247	23,189
Three months ended June 29, 2002
Net revenue from external customers	26,573	21,873	21,109	69,555
Segment operating income (loss)	1,436	2,302	(3,222)	516
Six months ended June 29, 2002
Net revenue from external customers	52,345	41,532	44,693	138,570
Segment operating income (loss)	1,586	2,185	(2,964)	807

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reconciliation of segment information to consolidated financial statements (in thousands):

		Six Months
	Three Months	Ended
	Ended	June 28,
	June 28, 2003	2003

Total operating income for reportable segments	$13,319	$23,189
Unallocated amounts:
Impairment charge	(20,028)	(20,028)

Operating income (loss)	$(6,709)	$3,161

12.     Condensed Consolidating Financial Statements

      As discussed in Note 5, the Term Loan and the Senior Subordinated Notes are each fully and unconditionally guaranteed by the Company and each existing domestic subsidiary and by each subsequently acquired or organized domestic subsidiary of AMIS. AMIS’s foreign subsidiaries do not provide guarantees for the Term Loan or the Senior Subordinated Notes. Below are condensed consolidating balance sheets as of June 28, 2003 and December 31, 2002, and statements of operations and statements of cash flows of the Company for the three and six months ended June 28, 2003 and June 29, 2002, reflecting the financial position, results of operations and cash flows of those entities that guarantee the Term Loan and the Senior Subordinated Notes and those that do not.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

June 28, 2003

			AMIS	AMI	AMI	AMI	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$89,107	$—	$2,007	$50,495	$—	$—	$36,605
Accounts receivable, net	66,452	—	—	33,375	—	—	33,077
Intercompany accounts receivable	—	(84,354)	—	2,672	—	111	81,571
Inventories	40,525	27	—	20,815	—	—	19,683
Deferred tax assets	6,386	—	—	1,374	—	—	5,012
Receivable from affiliate	1,909	—	—	1,909	—	—	—
Prepaid expenses and other current assets	23,257	(35)	250	7,919	—	—	15,123

Total current assets	227,636	(84,362)	2,257	118,559	—	111	191,071
Property, plant and equipment, net	208,530	—	—	171,658	—	—	36,872
Investment in subsidiaries	—	(473,524)	256,393	119,797	92,211	5,123
Deferred financing costs, net	9,562			9,562			—
Goodwill and other intangibles, net	12,470	—	—	4,839	—	—	7,631
Deferred tax assets	29,961	—	1,816	36,164	—	—	(8,019)
Pension asset	12,404	—	—	—	—	—	12,404
Restricted cash	4,200	—	4,200	—	—	—	—
Other	842	—	—	540	—	—	302

Total assets	$505,605	$(557,886)	$264,666	$461,119	$92,211	$5,234	$240,261

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$26,126	$—	$—	$7,406	$—	$—	$18,720
Intercompany accounts payable	—	(84,331)	81,933	(72,171)	—	—	74,569
Accrued expenses	31,545	(270)	2,466	20,197	—	—	9,152
Accrued employee compensation	23,973	—	—	8,863	—	—	15,110
Income taxes payable	3,017	—	—	(7)	—	—	3,024
Current portion of long-term debt	408	—	—	408	—	—	—

Total current liabilities	85,069	(84,601)	84,399	(35,304)	—	—	120,575
Other long-term liabilities	540	—	—	540	—	—	—
Long-term debt	239,490	—	—	239,490	—	—	—

Total liabilities	325,099	(84,601)	84,399	204,726	—	—	120,575
Series A Senior Redeemable Preferred Stock	249,890	—	249,890	—	—	—	—
Series B Junior Redeemable Convertible Preferred Stock	204,704	—	204,704	—	—	—	—
Stockholders’ Equity (Deficit):
Common stock	1,402	(3,717)	1,402	—	—	—	3,717
Additional paid-in capital	38,192	(387,954)	38,192	229,561	71,359	4,062	82,972
Stockholder notes receivable	(5,736)	—	(5,736)	—	—	—	—
Retained earnings (capital deficiency)	(312,933)	(66,833)	(313,172)	21,659	16,561	934	27,918
Deferred compensation	(186)	—	(186)	—	—	—	—
Accumulated other comprehensive income	5,173	(14,781)	5,173	5,173	4,291	238	5,079

Total stockholder’s equity (deficit)	(274,088)	(473,285)	(274,327)	256,393	92,211	5,234	119,686

Total liabilities and stockholders’ equity (deficit)	$505,605	$(557,886)	$264,666	$461,119	$92,211	$5,234	$240,261

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

			AMIS	AMI	AMI	AMI	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,184	$—	$1,910	$35,274	$—	$—	$25,000
Accounts receivable, net	65,994	—	—	32,860	—	—	33,134
Intercompany accounts receivable	—	(11,024)	—	10,920	—	104	—
Inventories	39,361	10	—	19,290	—	—	20,061
Deferred tax assets	9,077	—	—	2,258	—	—	6,819
Receivable from affiliate	1,909	—	—	1,909	—	—	—
Prepaid expenses and other current assets	21,087	69	250	5,908	—	—	14,860

Total current assets	199,612	(10,945)	2,160	108,419	—	104	99,874
Property, plant and equipment, net	222,507	—	—	183,597	—	—	38,910
Investment in subsidiaries	—	(443,449)	257,019	103,978	78,112	4,340	—
Deferred financing costs, net	6,188	—	—	6,188	—	—	—
Goodwill and other intangibles, net	37,873	—	—	29,931	—	—	7,942
Deferred tax assets	18,192	—	1,402	25,541	—	—	(8,751)
Pension asset	11,847	—	—	—	—	—	11,847
Restricted cash	4,200	—	4,200	—	—	—	—
Other	864	—	—	540	—	—	324

Total assets	$501,283	$(454,394)	$264,781	$458,194	$78,112	$4,444	$150,146

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,643	$—	$—	$11,881	$—	$—	$17,762
Intercompany accounts payable	—	(10,917)	263	10,030	—	—	624
Accrued expenses	23,780	(268)	2,805	11,395	—	—	9,848
Accrued employee compensation	21,329	—	—	4,722	—	—	16,607
Income taxes payable	1,391	—	—	(41)	—	—	1,432
Current portion of long-term debt	8,708	—	—	8,708	—	—	—

Total current liabilities	84,851	(11,185)	3,068	46,695	—	—	46,273
Other long-term liabilities	3,088	—	—	3,088	—	—	—
Long-term debt	151,392	—	—	151,392	—	—	—

Total liabilities	239,331	(11,185)	3,068	201,175	—	—	46,273
Series A Senior Redeemable Preferred Stock	233,671	—	233,671	—	—	—	—
Series B Junior Redeemable Convertible Preferred Stock	190,498	—	190,498	—	—	—	—
Series C Senior Redeemable Preferred Stock	79,337	—	79,337	—	—	—	—
Stockholders’ Equity (Deficit)
Common stock	1,400	(3,717)	1,400	—	—	—	3,717
Additional paid-in capital	37,968	(387,952)	37,968	229,561	71,357	4,062	82,972
Stockholder notes receivable	(5,570)	—	(5,570)	—	—	—	—
Retained earnings (capital deficiency)	(276,278)	(47,886)	(276,517)	26,532	5,553	315	15,725
Accumulated other comprehensive income	926	(3,654)	926	926	1,202	67	1,459

Total stockholders’ equity (deficit)	(241,554)	(443,209)	(241,793)	257,019	78,112	4,444	103,873

Total liabilities and stockholders’ equity (deficit)	$501,283	$(454,394)	$264,781	$458,194	$78,112	$4,444	$150,146

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 28, 2003

			AMIS	AMI	AMI	AMI	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Revenue	$108,394	$(3,912)	$—	$62,447	$—	$—	$49,859
Cost of revenue	60,950	(2,636)	—	33,435	—	—	30,151

	47,444	(1,276)	—	29,012	—	—	19,708
Operating expenses:
Research and development	16,898	(340)	—	11,387	—	—	5,851
Marketing and selling	9,563	(1,057)	—	7,769	—	—	2,851
General and administrative	7,664	—	612	5,805	—	—	1,247
Impairment charge	20,028	—	—	20,028	—	—	—

	54,153	(1,397)	612	44,989	—	—	9,949

Operating income (loss)	(6,709)	121	(612)	(15,977)	—	—	9,759
Other income (expense):
Interest income (expense), net	(6,090)	(7)	89	(6,363)	—	4	187
Other income (expense), net	(656)	(113)	—	(586)	(3)	—	46
Equity earnings in subsidiaries	—	(7,099)	(6,944)	7,292	6,395	356	—

	(6,746)	(7,219)	(6,855)	343	6,392	360	233

Income (loss) before income taxes	(13,455)	(7,098)	(7,467)	(15,634)	6,392	360	9,992
Provision (benefit) for income taxes	(6,202)	—	(214)	(8,690)	—	—	2,702

Net income (loss)	$(7,253)	$(7,098)	$(7,253)	$(6,944)	$6,392	$360	$7,290

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 28, 2003

			AMIS	AMI	AMI	AMI	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Revenue	$211,223	$(7,991)	$—	$123,768	$—	$—	$95,446
Cost of revenue	121,439	(4,971)	—	66,498	—	—	59,912

	89,784	(3,020)	—	57,270	—	—	35,534
Operating expenses:
Research and development	34,872	(662)	—	23,560	—	—	11,974
Marketing and selling	18,105	(2,476)	—	14,574	—	—	6,007
General and administrative	13,618	—	1,188	10,136	—	—	2,294
Impairment charge	20,028	—	—	20,028	—	—	—

	86,623	(3,138)	1,188	68,298	—	—	20,275

Operating income (loss)	3,161	118	(1,188)	(11,028)	—	—	15,259
Other income (expense):
Interest income (expense), net	(10,965)	(17)	175	(11,496)	—	7	366
Other income (expense), net	(4,401)	(101)	—	(4,721)	(3)	—	424
Equity earnings in subsidiaries	—	(18,947)	(4,873)	12,197	11,011	612

	(15,366)	(19,065)	(4,698)	(4,020)	11,008	619	790

Income (loss) before income taxes	(12,205)	(18,947)	(5,886)	(15,048)	11,008	619	16,049
Provision (benefit) for income taxes	(6,734)	—	(415)	(10,175)	—	—	3,856

Net income (loss)	$(5,471)	$(18,947)	$(5,471)	$(4,873)	$11,008	$619	$12,193

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Three Months Ended June 29, 2002

			AMIS	AMI		AMI	Non-
			Holdings,	Semiconductor,	AMI	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Acquisition LLC	LLC	Subsidiaries

	(In thousands)
Revenue	$69,555	$(2,111)	$—	$64,875	$—	$—	$6,791
Cost of revenue	43,512	(2,111)	—	40,203	—	—	5,420

	26,043	—	—	24,672	—	—	1,371
Operating expenses:
Research and development	12,117	—	—	11,907	—	—	210
Marketing and selling	8,102	—	—	6,958	—	—	1,144
General and administrative	5,308	—	571	4,606	—	—	131

	25,527	—	571	23,471	—	—	1,485

Operating income (loss)	516	—	(571)	1,201	—	—	(114)
Other income (expense):
Interest income (expense), net	(2,737)	—	85	(2,856)	—	—	34
Other income (expense), net	(235)	—	(1)	(62)	—	—	(172)
Equity earnings in subsidiaries	—	3,714	(2,970)	(744)	—	—	—

	(2,972)	3,714	(2,886)	(3,662)	—	—	(138)

Loss before income taxes	(2,456)	3,714	(3,457)	(2,461)	—	—	(252)
Provision (benefit) for income taxes	33	—	(199)	228	—	—	4

Net loss	$(2,489)	$3,714	$(3,258)	$(2,689)	$—	$—	$(256)

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Six Months Ended June 29, 2002

				AMI		AMI	Non-
			AMIS	Semiconductor,	AMI	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	Acquisition LLC	LLC	Subsidiaries

	(In thousands)
Revenue	$138,570	$(4,345)	$—	$128,744	$—	$—	$14,171
Cost of revenue	87,337	(4,345)	—	80,237	—	—	11,445

	51,233	—	—	48,507	—	—	2,726
Operating expenses:
Research and development	22,215	—	—	21,709	—	—	506
Marketing and selling	16,913	—	—	14,773	—	—	2,140
General and administrative	11,298	—	1,206	9,642	—	—	450

	50,426	—	1,206	46,124	—	—	3,096

Operating income (loss)	807	—	(1,206)	2,383			(370)
Other income (expense):
Interest income (expense), net	(5,769)	—	79	(5,905)	—	—	57
Other income (expense), net	(303)	—	(1)	(194)	—	—	(108)
Equity earnings in subsidiaries	—	3,714	(2,970)	(744)	—	—	—

	(6,072)	3,714	(2,892)	(6,843)	—	—	(51)

Loss before income taxes	(5,265)	3,714	(4,098)	(4,460)	—	—	(421)
Provision (benefit) for income taxes	(1,629)	—	(462)	(1,490)	—	—	323

Net loss	$(3,636)	$3,714	$(3,636)	$(2,970)	$—	$—	$(744)

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 28, 2003

			AMIS	AMI	AMI	AMI	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Net cash flows provided by operating activities	$43,915	$—	$10	$27,854	$—	$—	$16,051
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(9,959)	—	—	(3,324)	—	—	(6,635)
Investment in subsidiaries	—	—	80,764	(80,764)	—	—	—

Net cash provided by (used in) investing activities	(9,959)	—	80,764	(84,088)	—	—	(6,635)
Net cash flows from financing activities:
Payments on long-term debt	(120,202)	—	—	(120,202)	—	—	—
Proceeds from issuance of Senior Subordinated Notes	200,000	—	—	200,000	—	—	—
Payments to settle derivative	(788)	—	—	(788)	—	—	—
Debt issuance costs	(7,341)	—	—	(7,341)	—	—	—
Payments on long-term payables	(214)	—	—	(214)	—	—	—
Exercise of stock options for common and preferred stock	87	—	87	—	—	—	—
Redemption of Series C Preferred Stock	(80,764)	—	(80,764)	—	—	—	—

Net cash provided by (used in) financing activities	(9,222)	—	(80,677)	71,455	—	—	—

Effect of exchange rate changes on cash and cash equivalents	2,189	—	—	—	—	—	2,189
Net change in cash and cash equivalents	26,923	—	97	15,221	—	—	11,605
Cash and cash equivalents at beginning of period	62,184	—	1,910	35,274	—	—	25,000

Cash and cash equivalents at end of period	$89,107	$—	$2,007	$50,495	$—	$—	$36,605

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Six Months Ended June 29, 2002

					AMI	AMI	Non-
			AMIS	AMI	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Net cash flows provided by (used in) operating activities	$27,345	$—	$(815)	$29,795	$—	$(98)	$(1,537)
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(7,162)	—	—	(7,026)	—	—	(136)
Purchase of business	(68,321)	—	—	(68,321)	—	—	—
Investment in subsidiaries	—	—	(69,296)	59,044	—	98	10,154

Net cash provided by (used in) investing activities	(75,483)	—	(69,296)	(16,303)	—	98	10,018
Net cash flows from financing activities
Payments on long-term debt	(12,275)	—	—	(12,275)	—	—	—
Issuance of preferred stock	75,000	—	75,000	—	—	—	—
Payments on long-term payables	(842)	—	—	(842)	—	—	—
Debt issuance costs	(1,439)	—	—	(1,439)	—	—	—
Exercise of stock options for common and preferred stock	164	—	164	—	—	—	—

Net cash provided by (used in) financing activities:	60,608	—	75,164	(14,556)	—	—	—

Effect of exchange rate changes on cash and cash equivalents	569	—	—	—	—	—	569
Net change in cash and cash equivalents	13,039	—	5,053	(1,064)	—	—	9,050
Cash and cash equivalents at beginning of period	28,650	—	520	21,636	—	—	6,494

Cash and cash equivalents at end of period	$41,689	$—	$5,573	$20,572	$—	$—	$15,544

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Interim Unaudited Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. Unless the context otherwise requires, references to “we,” “our,” “us” and “the company” refer to AMIS Holdings, Inc. and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly owned subsidiary of the company.

      We have organized our business into three operating segments: integrated mixed signal products, mixed signal foundry services and structured digital products. Integrated mixed signal products, which involve the combination of analog and digital functions on a single chip, are characterized by long lifecycles, stable prices and attractive gross margins. We utilize process technologies developed primarily for our integrated mixed signal business to provide outsourced foundry services for other semiconductor designers and manufacturers. Mixed signal foundry services provide us with an opportunity to increase the utilization of our fabs and to further penetrate our target markets with our products. Structured digital products, which involve the conversion of higher cost programmable digital logic integrated circuits into lower cost digital semi-custom integrated circuits, provide us with growth opportunities and digital design expertise which we use to support the design of system solutions for customers in our target markets.

      In June 2002, we acquired the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics N.V. We refer to this as the MSB Acquisition. We used existing cash along with the proceeds from the issuance of $75.0 million of our Series C Senior Redeemable Preferred Stock to finance the purchase price. The MSB Acquisition increased our analog and mixed signal engineering team, enhanced our relationships with major European customers, provided us with additional high voltage and wireless technologies that enable us to offer new types of custom integrated circuits to our end markets and provided us with two fabs in Oudenaarde, Belgium. As part of the MSB Acquisition, we entered into a supply agreement with STMicroelectronics on a take-or-pay basis under which STMicroelectronics is required to purchase a minimum of €50 million (or approximately $53.0 million, assuming an exchange rate of €1.00 to $1.06) of products from us during the two-year period ending June 26, 2004. Since the inception of this agreement, we have recognized €20.5 million ($21.7 million assuming an exchange rate of €1.00 to $1.06) from STMicroelectronics under this agreement. We also entered into a requirements contract with Alcatel S.A. pursuant to which we agreed to provide Alcatel with certain telecommunications products at specified prices and Alcatel agreed to purchase at least 40% of its requirements for those products from us. There is no minimum purchase requirement under this contract.

      On January 29, 2003, AMIS issued and sold $200.0 million aggregate principal amount of 10 3/4% senior subordinated notes due 2013. Net proceeds were used for partial payment of our term loan ($111.8 million) and redemption of our Series C Senior Redeemable Preferred Stock (which had an accreted value of $80.8 million). Additionally, we repaid approximately $8.3 million of the term loan under the loan’s “Excess Cash Flow” provisions. In connection with our payment on our term loan, we terminated certain interest rate hedging agreements, resulting in expense of approximately $0.8 million. Additionally, financing costs relating to the original issuance of the term loan of approximately $3.7 million were expensed.

Results of Operations

Three and six month periods ended June 28, 2003 compared to the three and six month periods ended June 29, 2002

Revenue

      Revenue for the second quarter and first six months of 2003 increased 55.8% and 52.4%, respectively, to $108.4 million for the second quarter of 2003 and $211.2 for the first six months of 2003 from $69.5 million in the second quarter of 2002 and $138.6 in the first six months of 2002. Excluding MSB’s results, revenue decreased by $7.1 million between the second quarter of 2003 and the second quarter of 2002 and by

$14.8 million between the first six months of 2003 and the first six months of 2002. These decreases are due to the continued overall semiconductor industry downturn. This was offset by an increase in revenue of $45.9 million in the second quarter of 2003 and $87.4 million in the first six months of 2003 due to the inclusion of MSB’s results. Included in the increase related to the MSB Acquisition is $8.6 million in the second quarter of 2003 and $16.8 in the first six months of 2003 related to the supply agreement and back end services agreement with STMicroelectronics.

      Integrated mixed signal products revenue increased by 128.3% to $60.5 million in the second quarter of 2003 from $26.5 million in the second quarter of 2002. Integrated mixed signal products revenue for the first six months of 2003 increased by 124.3% to $117.3 million from $52.3 million for the first six months of 2002. This increase was a result of the addition of MSB’s operations during the 2003 periods, which contributed $34.7 million in revenue during the second quarter of 2003 and $66.8 million in the first six months of 2003. Excluding the impact of the MSB Acquisition, our integrated mixed signal business experienced a slight decrease in revenue between the periods.

      Mixed signal foundry services revenue increased 23.3% to $27.0 million in the second quarter of 2003 from $21.9 million in the second quarter of 2002. Mixed signal foundry services revenue for the first six months of 2003 increased 27.4% to $53.0 million in the first six months of 2003 from $41.6 million in the first six months of 2002. The increase was due to the inclusion of MSB’s results in the 2003 periods, which added $10.5 million in revenue during the second quarter of 2003 and $19.7 million in the first six months of 2003. Of the $10.5 million in the second quarter of 2003 and the $19.7 million in the first six months of 2003, $8.6 million and $16.8 million, respectively, relate to the STMicroelectronics supply agreement and back end services agreement. Excluding the impact of the MSB Acquisition, our mixed signal foundry services experienced a decrease in revenue between the periods primarily due to lower volumes shipped to the medical and industrial end markets.

      Structured digital products revenue decreased 0.9% to $20.9 million in the second quarter of 2003 from $21.1 million in the second quarter of 2002. Structured digital products revenue for the first six months of 2003 decreased 8.3% to $40.9 million from $44.6 million in the first six months of 2002. Continued weakness in the communications market was primarily responsible for this decline in revenue, as we shipped lower volumes during the 2003 periods.

      Revenue from our North American market decreased in the second quarter and first six months of 2003 when compared to the second quarter and first six months of 2002. However, our European and Asian markets experienced an increase between these periods. Geographically, 39.0%, 41.9% and 19.1% of our revenue was derived from North America, Europe and Asia, respectively, in the second quarter of 2003 compared with 70.7%, 7.3% and 22.0%, respectively, in the second quarter of 2002. These percentages were 40.1%, 41.7% and 18.2% for North America, Europe and Asia, respectively, for the first six months of 2003 compared with 70.9%, 7.6% and 21.5%, respectively, for the first six months of 2002. The growth in Europe was due to the MSB Acquisition and the growth in Asia was primarily due to an increasing trend among our customers to use contract manufacturers in Asia. These contract manufacturers purchase our products on behalf of our end customers.

Gross Profit

      Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit increased to $47.4 million in the second quarter of 2003 and $89.8 million in the first six months of 2003 from $26.0 million in the second quarter of 2002 and $51.2 million in the first six months of 2002. Gross profit as a percentage of revenue was 43.8% in the second quarter of 2003 compared to 37.4% in the second quarter of 2002. In the first six months of 2003, gross profit as a percentage of revenue was 42.5% compared to 37.0% in the first six months of 2002.

Although MSB’s products typically have lower gross profit percentages than those of AMIS’ historical business due to MSB’s lower sales prices, our gross profit percentage has increased overall primarily as a result of the cost savings associated with the cost reduction program implemented in conjunction with the MSB Acquisition and increased factory utilization. In the second quarter of 2003 and the first six months of 2003, the gross profit percentage on products associated with MSB was 39.8% and 36.5%, respectively, compared to 47.6% and 47.0%, respectively, for products associated with our historical business excluding the MSB Acquisition.

Operating Expenses

      Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development activities. As a percentage of revenue, research and development expenses decreased to 15.6% in the second quarter of 2003 from 17.4% in the second quarter of 2002. In the first six months of 2003, research and development expenses as a percentage of revenue were 16.5% compared with 16.0% for the same period in 2002. Research and development expenses were $16.9 million and $34.9 million in the second quarter and first six months of 2003, respectively, compared with $12.1 million and $22.2 million in the second quarter and first six months of 2002, respectively. The increase in research and development expenses attributable to MSB were approximately $5.5 million and $11.1 million in the second quarter and first six months of 2003, respectively. These amounts equated to approximately 12.0% for the second quarter of 2003 and 12.7% for the first six months of 2003 of MSB’s revenue. The decrease in research and development expenses, excluding the impact of MSB’s results, for the second quarter of 2003 compared to the second quarter of 2002 is primarily related to cost reduction efforts and an increase in customer funding of development projects. The growth in research and development expenses, excluding the impact of MSB’s results, for the first six months of 2003 was primarily attributable to a decrease in customer funding of development projects during the first quarter of 2003.

      Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses, as a percentage of revenue, decreased to 8.8% and 8.6% in the second quarter and first six months of 2003, respectively, compared with 11.7% and 12.2% for the second quarter and first six months of 2002, respectively. Marketing and selling expenses were $9.6 million and $18.1 million in the second quarter and first six months of 2003, respectively, compared with $8.1 million and $16.9 million in the second quarter and first six months of 2002, respectively. Increases of $2.2 million and $3.9 million in marketing and selling expenses associated with MSB for the second quarter of 2003 and the first six months of 2003, respectively, were offset by cost reduction efforts in Europe and the United States.

      General and administrative expenses consist primarily of salaries of our administrative staff and the amortization of a payment for a non-compete agreement made in connection with our leveraged recapitalization in December 2000. Quarterly amortization of the non-compete agreement was $2.0 million for the first and second quarter of 2003 and the first and second quarter of 2002. At the end of the second quarter of 2003, we recognized an impairment of this asset and wrote off the remaining net book value of $20.0 million (see further discussion below). General and administrative expenses also include advisory fees paid to affiliates of Francisco Partners and Citigroup Venture Capital Equity Partners, or CVC. As a percentage of revenue, general and administrative expenses decreased to 7.1% and 6.4% in the second quarter and first six months of 2003, respectively, compared with 7.6% and 8.2% in the second quarter and first six months of 2002, respectively. General and administrative expenses were $7.7 million and $13.6 million in the second quarter and first six months of 2003, respectively, and $5.3 million and $11.3 million in the second quarter and first six months of 2002, respectively. An increase of $1.2 million in the second quarter of 2003 and $2.2 million in the first six months of 2003 in general and administrative expenses associated with MSB was offset by cost reduction efforts in Europe and the United States.

Impairment Charge

      In the second quarter of 2003, we recorded a non-cash impairment charge of $20.0 million related to the write off of the unamortized balance of an intangible asset that had no remaining value. We entered into a non-compete agreement with GA-TEK and Japan Energy in connection with our December 21, 2000 Recapitalization. According to this agreement, each of Japan Energy and GA-TEK agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In our quarterly review of the carrying value of intangible assets, we reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Japan Energy’s and GA-TEK’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, we released Japan Energy and GA-TEK from the non-compete agreement and we expensed the $20.0 million remaining unamortized balance of the agreement as of the effective date.

Operating Income (Loss)

      Operating income decreased approximately $7.2 million to an operating loss of approximately $6.7 million for the second quarter of 2003 compared with operating income of $0.5 million for the second quarter of 2002. Operating income increased to $3.2 million for the first half of 2003 compared to operating income of $0.8 million for the first half of 2002. The components affecting the change in consolidated operating income have been discussed above. The primary factors contributing to the changes in operating income are the non-cash write off of the non-compete agreement and increases in expenses from the MSB Acquisition offset by cost reduction efforts.

      Integrated mixed signal products operating income increased approximately $5.2 million to $6.6 million from $1.4 million in the second quarter of 2003 compared to the second quarter of 2002. Integrated mixed signal products operating income increased to approximately $10.4 million in the first half of 2003 from approximately $1.6 million in the first half of 2002. These increases are partially attributable to cost reduction efforts and increased revenue as well as an increase in customer funded development projects.

      Mixed signal foundry services operating income increased approximately $2.1 million to $4.4 million from $2.3 million in the second quarter of 2003 compared to the second quarter of 2002. Mixed signal foundry services operating income increased to approximately $8.5 million in the first half of 2003 from approximately $2.2 million in the first half of 2002. These increases are partially attributable to cost reduction efforts and increased revenue.

      Structured digital products operating income increased approximately $5.6 million to operating income of $2.4 million from an operating loss of $3.2 million in the second quarter of 2003 compared to the second quarter of 2002. Structured digital products operating income increased to approximately $4.3 million of operating income in the first half of 2003 from an operating loss of approximately $3.0 million in the first half of 2002. These increases are partially attributable to cost reduction efforts and increased revenue, with an offsetting decrease in customer funded development projects.

Net Interest Expense

      Net interest expense for the second quarter and first six months of 2003 increased $3.4 million and $5.2 million, respectively, over the same periods in 2002. The higher interest expense was primarily attributable to the senior subordinated notes issued in January 2003.

Income Taxes

      Income tax benefit was $6.2 million on a pre-tax loss of $13.5 million for the second quarter of 2003 and a benefit of $6.7 million on a pre-tax loss of $12.2 million for the first six months of 2003 compared with an income tax expense of $33,000 on a pre-tax loss of $2.5 million and a benefit of $1.6 million on a pre-tax loss of $5.3 million for the same period in 2002. The increase in the income tax benefit from the second quarter and the first six months of 2002 to the second quarter and first six months of 2003 is primarily due to the increase in pre-tax loss between the two periods. Our income tax provision is also impacted by the fact that we operate in multiple tax jurisdictions. In certain jurisdictions with higher statutory tax rates, we recorded a pre-tax loss resulting in a tax benefit; whereas, in other jurisdictions with lower tax rates, we recorded pre-tax income resulting in a tax provision for the periods ended June 28, 2003. The tax benefit recorded more than offsets the tax provision recorded for the periods, resulting in a tax benefit in excess of the U.S. Federal statutory tax rate. No additional provision for U.S. income taxes has been recorded on the income from certain foreign tax jurisdictions because we consider these amounts to be permanently invested in the foreign entities. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax asset based on the anticipated pre-tax operating results of future periods.

Backlog

      Our backlog was $123.1 million as of June 28, 2003 compared to backlog of $97.7 million as of December 31, 2002. Backlog is typically recorded only upon receipt of a written purchase order from a customer. Reported backlog represents products scheduled to be delivered within six months. Backlog is influenced by several factors including market demand, pricing, customer order patterns and changes in product lead times. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred a NRE (Non-Recurring Engineering) fee in full before production begins, customers generally have given careful consideration to the orders they place, and generally do not cancel orders. However, there is no guarantee that backlog will ultimately be realized as revenue. Backlog should not be taken as an indicator of our anticipated net sales for any particular future period.

Critical Accounting Policies

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses and related disclosures. We have identified revenue recognition, inventories, property, plant and equipment and intangible assets, goodwill, income taxes and stock options as areas involving critical accounting policies and the most significant judgments and estimates.

      We evaluate our estimates and judgments on an ongoing basis. We base our estimates on historical experience and on assumptions that we believe to be reasonable under the circumstances. Our experience and assumptions form the basis for our judgments about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may vary from what we anticipate and different assumptions or estimates about the future could change our reported results. We believe the following accounting policies are the most critical to us, in that they are important to the portrayal of our financial statements and they require the most difficult, subjective or complex judgments in the preparation of our financial statements.

Revenue Recognition

      Several criteria must be met before we can recognize revenue from our products and revenue relating to engineering design and product development. We must apply our judgment in determining when revenue recognition criteria are met.

      We recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and collectibility is reasonably assured. In certain situations, we ship products through freight forwarders where title does not pass until product is shipped from the freight forwarder. In other situations, by contract, title does not pass until the product is received by the customer. In both cases, revenue and related gross profit are deferred until title passes to the customer. Estimates of product returns and allowances, based on actual historical experience, are recorded at the time revenue is recognized and are deducted from revenue.

      Revenue from contracts to perform engineering design and product development are recognized as milestones are achieved, which approximates the percentage-of-completion method and costs associated with such contracts are expensed as incurred. A typical milestone billing structure is 40% at the start of the project, 40% at the creation of the reticle set and 20% upon delivery of the prototypes.

      Since up to 40% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, we analyze those billings and the status of in-process design development projects at the end of each reporting period in order to reach a conclusion that the milestone billings approximate percentage-of-completion on an aggregate basis. We compare each project’s stage with the total level of effort required to complete the project, which we believe is representative of the cost-to-cost method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of our design development process and the billing and recognition of 20% of the project revenue after design development work is complete (which effectively defers 20% of the revenue recognition to the end of the contract), we believe our milestone method approximates the percentage-of-completion method in all material respects.

      Our engineering design and product development contracts generally involve pre-determined amounts of revenue. We review each contract that is still in process at the end of each reporting period and estimate the cost of each activity yet to be performed under that contract. This cost determination involves our judgment and the uncertainties inherent in the design and development of integrated circuits. If we determine that our costs associated with a particular development contract exceed the revenue associated with such contract, we estimate the amount of the loss and establish a corresponding reserve.

Inventories

      We initiate production of a majority of our semiconductors once we have received an order from a customer. Based on forecasted demand from specific customers, we may build up to two weeks of finished goods inventory. As a result, we generally do not carry a significant inventory of finished goods. However, we purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We provide an allowance for inventories on hand that are in excess of six months of forecasted demand. Forecasted demand is determined based on historical sales or inventory usage, expected future sales or using backlog and other projections and the nature of the inventories. We also review other inventories for indicators of impairment and provide an allowance as deemed necessary. We also provide an allowance for obsolete inventory, which is written off at the time of disposal.

      We state inventories at the lower of cost (using the first-in, first-out method) or market.

Property, Plant and Equipment and Intangible Assets

      Property, plant and equipment are stated at cost, including capitalized interest. Any assets acquired as part of the purchase of all or a portion of another company’s operations are stated at their fair value at the date of acquisition. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from three to 30 years. Repair and maintenance costs are expensed as incurred.

      We regularly evaluate the carrying amounts of long-lived assets, including property, plant and equipment and intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. To the extent such evaluation indicates that the useful lives of property, plant and equipment are different than originally estimated, the amount of future depreciation expense is modified such that the remaining net book value is depreciated over the modified remaining useful life. In the quarter ended June 28, 2003, we incurred an impairment charge of $20.0 million related to the write-off of a non-compete agreement.

Goodwill

      During 2001, the FASB issued FAS 142, which requires that, effective January 1, 2002, companies may no longer amortize goodwill. In the year of adoption of FAS 142, an initial transitional goodwill impairment test is required to be performed within six months of adoption. Under the guidelines of FAS 142, we assess goodwill for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to which the goodwill is assigned with the unit’s net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, there is no deemed impairment of goodwill and the second step of the impairment test is unnecessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We completed the first step of the transitional impairment test in 2002 and determined that the fair value of our reporting units exceeded their carrying values including goodwill; therefore, no impairment charge was taken and there was no need to proceed to the second step of the goodwill impairment test. We are required to perform the goodwill impairment test at least annually.

      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized, including the magnitude of any such charge. To assist in the process of determining goodwill impairment, we may obtain appraisals from independent valuation firms. In addition to the use of independent valuation firms, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons of recent transactions. These approaches use significant estimates and assumptions including the amount and timing of projected future cash flows, discount rates reflecting the risk inherent in the future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to these comparables.

Income Taxes

      Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount we determine is more likely than not to be realized, based on our analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates and therefore our deferred tax asset may not be ultimately realized.

Stock Options

      We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. Deferred compensation is recorded when stock options are granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. We generally determine the estimated fair value of the company’s common stock based on independent valuations. We recorded deferred compensation of approximately $186,000 for the six months ended June 28, 2003. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options less stock based compensation expense for common stock options already included in the determination of net income or loss. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 14 to our audited financial statements.

      Certain of our options that we issued in 2000 include options to purchase shares of our Series A Preferred Stock and Series B Preferred Stock. Under the terms of these options, the exercise prices change in conjunction with changes in the accreted value of the related Preferred Stock. We record and adjust compensation expense each reporting period, as required under APB 25, for the intrinsic value generated by the change in the exercise price. See note 14 to our audited financial statements for further explanation.

Liquidity and Capital Resources

      Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the senior subordinated notes and the senior credit facilities, complete planned maintenance of equipment and equip our fabrication facilities. We anticipate that operating cash flow, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures to support capacity and technology improvements. As of June 28, 2003, we had total debt of $239.9 million. Additionally, as of June 28, 2003, we had outstanding $249.9 million of Series A Preferred Stock and $204.7 million of Series B Preferred Stock which are not included as components of stockholders’ equity because they are mandatorily redeemable, but are a part of our overall capital structure. We used the net proceeds from the offering of the senior subordinated notes on January 29, 2003 to repay $111.8 million of our senior term loan and $80.8 million to redeem in full our Series C Preferred Stock.

      We generated $43.9 million in cash from operating activities in the first six months of 2003 compared to $27.3 million in cash from operating activities in the first six months of 2002. This change occurred because of an increase in net income, excluding the non-cash write off of the non-compete agreement of $20.0 million, and shifts in working capital items.

      Significant uses of cash can be divided into investing activities and financing activities. In 2002 we paid approximately $68.3 million for the MSB Acquisition. During the first six months of 2003 and 2002, we invested in capital equipment in the amounts of $10.0 million and $7.2 million, respectively. See “Capital Expenditures” below.

      During the first six months of 2003, we used net cash from financing activities of $9.2 million. During this period, we issued the senior subordinated notes for $200.0 million in cash, paid $7.3 million in debt issuance costs related to the senior subordinated notes and repaid a portion of our senior term loan of $120.2 million. We also redeemed all of our outstanding Series C Senior Preferred Stock for $80.8 million. During the first six months of 2002, we generated $60.6 million of cash from financing activities. During this time period, we issued 75,000 shares of Series C Preferred Stock for $75.0 million. The offsetting payments in the first half of 2002 were payments on our senior credit facilities including the remittance of “Excess Cash Flow” as required by the credit agreement and a prepayment of $5.0 million.

      For a description of the senior credit facilities and the senior subordinated notes, see note 5 of the accompanying unaudited interim consolidated financial statements.

Capital Expenditures

      During the first six months of 2003, we spent $10.0 million for capital expenditures compared with $7.2 million during the same period in 2002. Capital expenditures for the remainder of 2003 are expected to be approximately $18.0 million. These capital expenditures will primarily be used for equipment replacement, yield improvement in our wafer fabrication facilities, expanding capacity in our six-inch wafer fabrication facility and expanding our test capacity and capability. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.

Restructuring and Impairment Charges

      Restructuring expense of $0.9 million, consisting primarily of severance costs, occurred in 2002 concurrent with the MSB Acquisition. Severance costs were determined by estimating the amount that would have to be paid to each terminated employee. Of this amount, $0.5 million was paid by June 28, 2003. It is expected that the remaining 2002 severance expenses, relating to the termination of certain relationships with certain sales representative firms in Europe is expected to be paid by the end of 2003. As of June 28, 2003, approximately $4.5 million of the total $5.0 million of 2001 restructuring charges had been paid. During 2002, $0.3 million of the 2001 accrual was reversed as original estimates were revised. The remaining $0.2 million from the 2001 restructuring plan is included in the June 2003 restructuring accrual balance. This amount is primarily related to lease termination costs, which are expected to be paid over the lease terms, the last of which ends in July 2005. The restructuring charges were taken after adoption and approval of an exit plan in compliance with the provisions of Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” In the future, we may need to further restructure our business, and as a result, we could incur further restructuring charges.

      Following is a summary of the restructuring accrual relating to the 2001 and 2002 plans (in millions):

	Balance at		Balance at
	December 31, 2002	Paid in 2003	June 28, 2003

Severance costs	$0.9	$(0.4)	$0.5
Lease termination costs	0.3	(0.1)	0.2

Total	$1.2	$(0.5)	$0.7

      In connection with the MSB Acquisition, we initiated a plan to reduce operating expenses. The plan called for the elimination of approximately $47 million in expenses over a one year period, commencing with actions in the third quarter of 2002 to generate savings in the following quarter. The $47 million expense reduction plan consisted of approximately $35 million in manufacturing costs ($27 million in wafer fabrication costs and $8 million in test/assembly costs) and approximately $12 million in selling, general, and administrative costs. Specific actions identified in our plan included headcount reductions, including savings generated from transferring backend test operations from our Belgium facility to our Philippines facility, which is now substantially complete; materials savings including negotiated volume discounts for silicon and reduction in materials consumption (generated by comparing and adopting best practices between U.S. and Belgium operations); and savings in subcontracting, sales commissions, miscellaneous manufacturing overhead and administrative savings. We substantially completed our cost reduction program by the end of the second quarter of 2003, as planned.

      Following is a rollforward of the restructuring accrual relating to the MSB Acquisition from December 31, 2002 to June 28, 2003 (in millions):

	Restructuring	Paid in the
	Accrual at	Six Months Ended	Balance at
	December 31,	June 28,	June 28,
	2002	2003	2003

Employee severance costs	$2.2	$(1.7)	$0.5

      The remaining employee severance costs are related to the transfer of the testing facilities from our Belgian site to our Philippines location. These amounts are expected to be paid by the end of 2003.

Recent Accounting Pronouncements

      In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees or Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of the disclosure requirements and of the recognition and measurement provisions of FIN 45 did not have a material impact on our financial statements.

      On May 15, 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 modifies the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and is effective for all financial instruments entered into or modified after May 31, 2003. The Statement is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. SFAS No. 150 requires that certain financial instruments be classified as liabilities in statements of financial position. The Statement affects accounting for 1) mandatorily redeemable shares of stock, which the issuing company is obligated to buy back in exchange for cash or other assets, 2) put options and forward purchase contracts involving instruments that do or may require the issuer to buy back some of its shares of stock in exchange for cash or other assets, and 3) instruments that can be settled with shares of stock. SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. As of June 28, 2003, we had $249.9 million of Series A Preferred Stock and $204.7 million of Series B Preferred Stock that are mandatorily redeemable. Currently such Preferred Stock is presented on the balance sheet at a “mezzanine” level (between liabilities and equity). Because these instruments meet the requirements of SFAS No. 150, they will be reclassified to a liability upon adoption of the Statement. We are currently assessing any additional impact of this Statement on its financial statements, but do not believe that any other impact will be material to our financial statements.

      On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 is effective for fiscal years ending after December 15, 2002.

SFAS No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on our financial position or results of operations, but has resulted in incremental disclosures.

Contractual Obligations and Contingent Liabilities and Commitments

      Other than operating leases for certain equipment and real estate, we have no significant off-balance sheet transactions, employment contracts, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of December 31, 2002, as adjusted to give effect to the issuance of the senior subordinated notes. As of June 28, 2003 there have been no significant changes to our contractual obligations and contingent liabilities and commitments.

Cash Payments Due by Period

					After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(in millions)
Senior Credit Facilities	$48.3	$8.7	$0.8	$38.8	$—
Senior Subordinated Notes	200.0	—	—	—	200.0

Total long-term debt	248.3	8.7	0.8	38.8	200.0
Operating leases	14.3	5.8	6.1	1.6	0.8
Other long-term obligations, net	1.1	0.7	0.4	—	—
Series A Senior Redeemable Preferred Stock	233.7	—	—	—	233.7
Series B Junior Redeemable Preferred Stock	190.5	—	—	—	190.5

Total contractual cash obligations	$687.9	$15.2	$7.3	$40.4	$625.0

      Under the terms of the Senior Credit Facilities, AMI Semiconductor, Inc., or wholly-owned subsidiary, initially obtained $250.0 million of senior secured credit facilities consisting of a $75.0 million revolving credit facility and a $175.0 million term loan facility. The revolving credit facility ($20.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. As of June 28, 2003, no amount was drawn on the revolving credit facility.

      Other long-term liabilities consists primarily of a technical assistance agreement. In 1999, Japan Energy (our previous parent) entered into an agreement with a major semiconductor manufacturer pursuant to which the semiconductor manufacturer would provide certain technology and technological assistance. We agreed to reimburse Japan Energy for the amounts due under the agreement, which is denominated in yen, totaling approximately ¥1 billion (or $9.5 million) over a five-year period. Under a recapitalization agreement, GA-TEK, a subsidiary of Japan Energy, agreed to pay one-half of the remaining outstanding obligation to this semiconductor manufacturer. As of June 28, 2003, the remaining obligation was approximately ¥100 million, or $0.8 million using an estimated exchange rate of approximately $0.00842/¥. The contra-liability as of June 28, 2003 was $0.4 million, representing one-half of the liability.

      The Series A Senior Redeemable Preferred Stock is mandatorily redeemable on September 15, 2013. The Series B Junior Redeemable Convertible Preferred Stock is mandatorily redeemable on March 15, 2014. The amounts in the table above include cumulative unpaid dividends through December 31, 2002.

      From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party, that in the opinion of management is likely to have a material adverse effect on our future financial results or financial condition.

      Currently, we are a “primary responsible party” for environmental remediation and cleanup at our former corporate headquarters in Santa Clara, California (a liability for which we may seek indemnity from our former parent). Costs incurred by us related to this liability include implementation of the clean-up plan, operations and maintenance of remediation systems and other project management costs. Our estimated range of the remaining cost to fulfill our obligations under the remediation effort, as determined in consultation with our environmental consultants and the governing regulatory agency, is $0.8 million to $1.3 million. We expect to pay $0.2 million per year over the next four years and have recorded a liability of, as well as a receivable owing from our former parent for, $0.8 million. Due to the inherent uncertainties surrounding a contingency of this nature, there exists a reasonable possibility that such estimates could change in the near term.

Item 3:	Quantitative and Qualitative Disclosures About Market Risk

      Market risk represents the risk of changes in value of a financial instrument, derivative or non-derivative, caused by fluctuations in interest rates, foreign exchange rates and equity prices. Changes in these factors could cause fluctuations in the results of our operations and cash flows. In the ordinary course of business, we are exposed to foreign currency and interest rate risks. These risks primarily relate to the sale of products and services to foreign customers and changes in interest rates on our long-term debt.

      While we expect sales to customers located in Europe and Asia to comprise an increasing portion of our business, the majority of our revenue in 2002, 2001 and 2000 was denominated in U.S. dollars. Additionally, the majority of our operating costs were denominated in U.S. dollars as well. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. However, MSB’s operations were only consolidated with ours for six months of 2002; therefore, our operating results were not impacted as greatly by transactions denominated in foreign currencies as we expect them to be for 2003 because a substantial portion of our annual sales and operating costs are now denominated in euros.

      Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro, the Japanese yen and the Philippine peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies has a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of December 31, 2002, approximately 40% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2002 would cause a change in consolidated net assets of approximately $7 million.

      We currently do not hedge our foreign currency exchange rate exposure.

      Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. The credit agreement required us to implement Interest Rate Protection Agreements for a minimum of two years that resulted in at least 50% of the consolidated indebtedness being effectively subject to a fixed or maximum interest rate. We entered into interest rate swap agreements and purchased caps and floors with major banks to fix and set the maximum interest rate on $87.5 million of debt. The interest rate swap agreements entitled us to receive or pay to the counterparty (a major bank), on a quarterly basis, the amounts, if any, by which our interest payments covered by the swap agreements differed from those of the counterparty. Under the interest rate swap agreements, we paid fixed rates of interest of 4.5% and 4.7% on a total of $42.0 million and received a floating rate of interest based on three month LIBOR. We simultaneously entered into interest rate floor and cap agreements effectively setting the interest rate between 3.2% and 7.3% on $45.5 million. The annual impact on our results of operations of a 10% change in interest rates on the December 31, 2002 outstanding balance of debt would have been approximately $0.8 million, excluding the impact of any interest rate swaps.

      In January 2003, we issued $200.0 million of 10 3/4% senior subordinated notes. Because these senior subordinated notes carry a fixed rate of interest, we are exposed to interest rate risk in that the fair value of these senior subordinated notes may be impacted by changes to the market rate of interest. In conjunction with the issuance of these senior subordinated notes, we repaid approximately $111.8 million on our term loan. As a result, we terminated the interest rate floor and cap agreements. Additionally, due to the required payment in 2003 of $8.3 million on the term loan with Excess Cash Flow (as defined in the senior credit facilities), one of the interest rate swaps was terminated prior to its expiration and the other expired as scheduled in June 2003.

RISK FACTORS

      The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.

Risks Relating to Our Company and the Semiconductor Industry

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue and profit levels.

      The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry continues to experience the effects of a significant downturn that began in late 2000. Our business has been impacted by this downturn. Our financial performance is being negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. We cannot predict when or to what extent business conditions will improve in the future.

      During industry downturns or otherwise, we may need to incur impairment or restructuring charges. In the first six months of 2003 we incurred a non-cash impairment charge of $20.0 million related to the write-off of a non-compete agreement with GA-TEK and Japan Energy. In 2002, we incurred a net restructuring charge of $0.6 million consisting primarily of severance costs that occurred concurrently with the MSB acquisition. In 2001, we incurred a restructuring charge of $5.0 million related to our effort to manage costs by reducing our worldwide workforce and consolidating operations. In the future, we may need to incur additional impairment charges or further restructure our business and incur additional restructuring charges.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.

      We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources and can reduce margins. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000, can and have caused our customers to significantly reduce the amount of products ordered from us. Significant rapid reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. While we have not experienced a significant increase in our bad debts, there is a higher risk that our trade receivables will be uncollectible during industry downturns.

A significant portion of our revenue comes from a relatively limited number of customers and devices.

      If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 350 customers in the first half of 2003, sales to our 15 largest customers represented 50.9% of our revenue in the first half of 2003. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 1,400 different products in the first half of 2003, the 69 top selling devices represented 50.2% of our revenue in the first half of 2003. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

Our customers may cancel their orders, change production quantities or delay production.

      We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. The requirements contract we entered into with Alcatel as part of the MSB acquisition provides pricing terms but does not require Alcatel to purchase any specific quantity of products. Cancellations, reductions or delays by a significant customer or by a group of customers, which we have experienced as a result of the recent downturn in the semiconductor industry, have adversely affected and may continue to adversely affect our results of operations. In addition, while we do not obtain long-term purchase commitments, we generally agree to the pricing of a particular product for the entire lifecycle of the product, which can extend over a number of years. If we underestimate our costs when determining the pricing, our margins and results of operations will be adversely affected.

We depend on our key personnel.

      Our success depends to a large extent upon the continued services of our chief executive officer, Christine King and our other key executives, managers and skilled personnel, particularly our analog and mixed signal engineers. Generally our employees are not bound by employment or non-competition agreements and we cannot assure you that we will retain our key executives and employees. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the services of, or failure to recruit, skilled personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.

We depend on successful technological advances for growth.

      Our industry is subject to rapid technological change as customers and competitors create new and innovative products and technologies. We may not be able to access leading edge process technologies or to license or otherwise obtain essential intellectual property required by our customers. If we are unable to continue manufacturing technologically advanced products on a cost-effective basis, our business would be adversely affected.

We depend on growth in the end markets that use our products.

      Our continued success will depend in large part on the growth of various industries that use semiconductors, including our target automotive, medical and industrial markets, as well as the communications, military and computing markets, and on general economic growth. Factors affecting these markets as a whole could seriously harm our customers and, as a result, harm us. These factors include:

•	recessionary periods or periods of reduced growth, as we are currently experiencing, in our customers’ markets;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards;

•	the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance; and

•	the possibility of reduced consumer demand for our customers’ products.

      In particular, the significant decrease in demand for communications equipment that our customers are currently experiencing is adversely affecting our operating results. In addition, the declining average selling price of communications equipment places significant pressure on the prices of the components that are used in this equipment. If the average selling prices of communications equipment continue to decrease, the pricing pressure on components we produce may reduce our revenue and our gross profit margin.

Our industry is highly competitive.

      The semiconductor industry is highly competitive and includes hundreds of companies, a number of which have achieved substantial market share. Current and prospective customers for our custom products evaluate our capabilities against the merits of our direct competitors, as well as the merits of continuing to use standard or semi-standard products. Some of our competitors have substantially greater market share, manufacturing, financial, research and development and marketing resources than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets. We expect to experience continuing competitive pressures in our markets from existing competitors and new entrants. Our ability to compete successfully depends on a number of other factors, including the following:

•	our ability to offer cost-effective products on a timely basis using our technologies;

•	our ability to accurately identify emerging technological trends and demand for product features and performance characteristics;

•	product introductions by our competitors;

•	our ability to adopt or adapt to emerging industry standards;

•	the number and nature of our competitors in a given market; and

•	general market and economic conditions.

      Many of these factors are outside of our control. In addition, in recent years, many participants in the industry have substantially expanded their manufacturing capacity. If overall demand for semiconductors should decrease, as it has done recently, this increased capacity could result in substantial pricing pressure, which could adversely affect our operating results. Because our products are typically designed for a specific customer and are not commodity products, we have not decreased our prices as significantly as many other companies in the semiconductor industry to try to maintain or increase customer orders since the commencement of the downturn in the semiconductor industry in 2000. However, we cannot assure you that we will not face increased pricing pressure in the future.

We may incur costs to engage in future acquisitions of companies or technologies and the anticipated benefits of those acquisitions may never be realized.

      In June 2002 we completed the MSB acquisition and we may in the future make acquisitions of complementary companies or technologies. Any future acquisitions would be accompanied by risks, including the following:

•	potential inability to maximize our financial or strategic position, which could result in impairment charges if the acquired company or assets are later worth less than the amount paid for them in the acquisition;

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•	entry into markets or countries in which we may have limited or no experience;

•	potential increases in our indebtedness and contingent liabilities and potential unknown liabilities associated with the acquisition;

•	diversion of management’s attention due to transition or integration issues;

•	difficulties in managing multiple geographic locations;

•	cultural impediments that could prevent establishment of good employee relations, difficulties in retaining key personnel of the acquired business and potential litigation from terminated employees; and

•	difficulties in maintaining uniform standards, controls and procedures and information systems.

      We cannot guarantee that we will be able to successfully integrate any company or technologies that we might acquire in the future and our failure to do so could harm our business. The benefits of an acquisition may take considerable time to develop and we cannot guarantee that any acquisition will in fact produce the intended benefits.

      In addition, our senior credit facilities and the indenture governing our subsidiary’s senior subordinated notes may prohibit us from making acquisitions that we may otherwise wish to pursue.

Risks Relating to Our International Operations

We expect international sales and operations, which expose us to various political and economic risks, to comprise a growing portion of our business.

      With the MSB acquisition, our exposure to risks associated with international sales and operations has increased significantly. As a percentage of total revenue, our historical revenue outside of North America was approximately 60%, 44%, 17% and 20% in the first six months of 2003 and the years 2002, 2001 and 2000, respectively. We expect sales to customers located in Europe and Asia to comprise an increasing portion of our business. Our manufacturing operations are located in the United States and Belgium, our test facilities and outsourced primary packagers are located in Asia and we maintain design centers in Germany and the Czech Republic and sales offices in other locations in Europe and Asia. International sales and operations are subject to a variety of risks, including:

•	greater difficulty in staffing and managing foreign operations;

•	greater risk of uncollectible accounts;

•	longer collection cycles;

•	logistical and communications challenges;

•	potential adverse changes in laws and regulatory practices, including export license requirements, trade barriers, tariffs and tax laws;

•	changes in labor conditions;

•	burdens and costs of compliance with a variety of foreign laws;

•	political and economic instability;

•	increases in duties and taxation;

•	greater difficulty in protecting intellectual property; and

•	general economic and political conditions in these foreign markets.

      In 1997 and 1998, business conditions in Asia were severely affected by banking and currency issues. While these conditions have stabilized since 1999, many countries in Asia have recently been affected by the occurrence of severe acute respiratory syndrome, or SARS, which could hamper our operations and have an adverse effect on our business in the affected countries. The continuance or worsening of adverse business and financial conditions in Asia would likely affect our operating results. As a percentage of total revenue, our historical revenue in Asia was approximately 18% in the first six months of 2003, 20% in 2002, 10% in 2001 and 10% in 2000.

We are subject to risks associated with currency fluctuations.

      A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Revenue from our European operations in the first half of 2003 was $87.4 million and most of that revenue was denominated in euros. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our sales, cost of sales and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. In the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging losses.

Our exposure to foreign labor laws and customs has increased greatly as a result of our increased operational presence in Europe.

      As a result of the MSB acquisition, our presence in Europe grew significantly. We had approximately 898 employees in Europe as of June 28, 2003, most of whom were in Belgium. The employees located in Belgium are represented by unions and have the benefits of collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions.

Risks Relating to Manufacturing

Our success depends on high utilization of our manufacturing capacity.

      An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over-capacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. In addition, when the agreement with STMicroelectronics terminates in June 2004 or if STMicroelectronics fails to meet its take-or-pay obligation under the agreement, utilization of our fabs could decline. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The current downturn in the semiconductor industry has resulted in a decline in the capacity utilization at our wafer fabrication facilities. If the downturn worsens, our wafer fabrication capacity will be even further under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

We could be adversely affected by manufacturing interruptions and reduced yields.

      The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. The interruption of manufacturing, including power interruptions or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, would adversely affect our business.

We are dependent on successful alliance and outsourcing relationships.

      We have formed alliances with other wafer fabrication foundries to supplement capacity and gain access to more advanced process technologies. If we experience problems with our alliance partners, we may face a shortage of finished products available for sale. We believe that in the future we will increasingly rely upon outsourced wafer manufacturing to supplement our capacity and technology. If our alliance partners, or any other foundries with which we form an alliance, experience wafer yield problems or delivery delays, which are common in our industry, or are unable to produce silicon wafers that meet our specifications with acceptable yields, our operating results could be adversely affected.

We rely on packaging subcontractors.

      Most of our products are assembled in packages prior to shipment. The packaging of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. We outsource our semiconductor packaging to subcontractors, most of which are located in Southeast Asia. In particular, we rely heavily on a single packager for packaging. We depend on these subcontractors to package our devices with acceptable quality and yield levels. If our semiconductor packagers experience problems in packaging our semiconductor devices or experience prolonged quality or yield problems, our operating results would be adversely affected.

We depend on successful parts and materials procurement for our manufacturing processes.

      We use a wide range of parts and materials in the production of our semiconductors, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components. We procure materials and electronic and mechanical components from domestic and foreign sources and original equipment manufacturers. However, there is no assurance that, if we have difficulty in supply due to an unforeseen catastrophe, worldwide shortage or other reason, alternative suppliers will be available or that these suppliers will provide materials or electronic or mechanical components in a timely manner or on favorable terms. If we cannot obtain adequate materials in a timely manner or on favorable terms, our business and financial results would be adversely affected.

We may need to raise additional capital that may not be available.

      Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $22.0 million in 2002, $20.7 million in 2001 and $52.0 million in 2000. MSB made capital expenditures of $19.8 million in 2001 and $3.3 million in the six months ended June 26, 2002. We anticipate total capital expenditures in 2003 to be approximately $28.0 million, of which $10.0 million has been spent in the first six months of 2003. We expect that these expenditures will be used to replace equipment and expand our test and design capabilities. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional financing may not be available when needed or, if available, may not be available on satisfactory terms.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others.

      As of June 28, 2003, we held 79 U.S. patents and 148 foreign patents. We also had over 50 patent applications in progress. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

      Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In January 2003, Ricoh Company, Ltd. filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. Based on information available to us to date, our preliminary belief is that the asserted claims are without merit or, if meritorious, that we will be indemnified (with respect to damages) for these claims by Synopsys, Inc. and resolution of this matter will not have a material adverse effect on our future financial results or financial condition.

      In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. As is typical in the semiconductor industry, we have from time to time received communications from third parties asserting rights under patents that cover certain of our technologies and alleging infringement of certain intellectual property rights of others. We expect to receive similar communications in the future. In the event that any third party had a valid claim against us or our customers, we could be required to:

•	discontinue using certain process technologies which could cause us to stop manufacturing certain semiconductors;

•	pay substantial monetary damages;

•	seek to develop non-infringing technologies, which may not be feasible; or

•	seek to acquire licenses to the infringed technology which may not be available on commercially reasonable terms, if at all.

In the event that any third party causes us or any of our customers to discontinue using certain process technologies, such an outcome could have an adverse effect on us as we would be required to design around such technologies, which could be costly and time consuming.

      Litigation, which could result in substantial costs to us and diversion of our resources, may also be necessary to enforce our patents or other intellectual property rights or to defend us against claimed infringement of the rights of others. If we fail to obtain a necessary license or if litigation relating to patent infringement or any other intellectual property matter occurs, our business could be adversely affected.

We could incur material costs to comply with environmental laws.

      Increasingly stringent environmental regulations restrict the amount and types of pollutants that can be released into the environment from our operations. We have incurred and will in the future incur costs, including capital expenditures, to comply with these regulations. Significant regulatory changes or increased public attention to the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs or requiring changes in the way we make our products.

      In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of accidental spills or other sources of contamination, which could result in injury to the environment, personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example, we currently are remediating contamination at one of our former manufacturing sites pursuant to a government order. The discovery of additional contamination at this site or other sites where we currently have or historically have had operations could result in material cleanup costs.

Risks Relating to Our Substantial Debt

Our substantial consolidated indebtedness could adversely affect our financial health and the value of your investment in our common stock.

      AMI Semiconductor, our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness, most of which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor’s capital stock. As of June 28, 2003, our long-term consolidated indebtedness was approximately $239.9 million and our total consolidated debt as a percentage of total capitalization was 57.1%. Subject to the restrictions in the senior credit facilities and the senior subordinated notes, we and our subsidiaries may incur certain additional indebtedness from time to time.

      Our substantial consolidated indebtedness could have important consequences to you. For example, our substantial indebtedness:

•	will require our operating subsidiaries to dedicate a substantial portion of cash flow from operations to payments in respect of indebtedness, thereby reducing the availability of cash flow to fund working capital, capital expenditures, research and development efforts and other general corporate purposes;

•	could increase the amount of our consolidated interest expense because some of our borrowings are at variable rates of interest, which, if interest rates increase, could result in higher interest expense;

•	will increase our vulnerability to adverse general economic or industry conditions;

•	could limit our flexibility in planning for, or reacting to, changes in our business or the industry in which we operate;

•	could restrict us from making strategic acquisitions, introducing new technologies or exploiting business opportunities;

•	could place us at a competitive disadvantage compared to our competitors that have less debt; and

•	could limit, along with the financial and other restrictive covenants in our indebtedness, among other things, our ability to borrow additional funds or dispose of assets.

To service our consolidated indebtedness, we will require a significant amount of cash.

      Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our consolidated indebtedness and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets for our products;

•	fluctuations in manufacturing yields;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	changes in the mix of products sold and the end markets into which they are sold;

•	the extent of utilization of manufacturing capacity;

•	the length of the lifecycle of the semiconductors we are manufacturing;

•	availability of supplies and raw materials;

•	price competition and other competitive factors; and

•	work stoppages, especially at our fabs in Belgium.

      Unfavorable changes in any of these factors could harm our operating results and our ability to generate cash to service our indebtedness. If we are unable to service our debt using our operating cash flow, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity. However, we cannot assure you that any alternative strategies will be feasible at the time or prove adequate. Also, certain of these strategies would require the consent of our senior secured lenders.

Restrictions imposed by the senior credit facilities and the senior subordinated notes limit our ability to take certain actions.

      We cannot assure you that the operating and financial restrictions and covenants in our debt instruments, including the senior credit facilities and the senior subordinated notes, will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The senior credit facility requires us to maintain certain financial ratios which become more restrictive over time. Our ability to comply with these ratios may be affected by events beyond our control. In 2002, the lenders under our senior credit facility and we agreed to certain amendments, including changes to our financial covenants and restrictions on our capital expenditures. We also sought and obtained certain waivers and consents under our senior credit facilities. We may be required to seek waivers or consents in the future. We cannot be sure that these waivers or consents will be granted. A breach of any of the covenants or our inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default under the senior credit facilities, the lenders under our senior credit facilities will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, and require us to apply all of our available cash to repay these borrowings. If we are unable to repay any such borrowings when due, the lenders could proceed against their collateral, which consists of substantially all of our assets, including 65% of the outstanding stock of certain of our foreign subsidiaries. If the indebtedness under our senior credit facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

      In addition, the indenture governing the senior subordinated notes contains covenants that, among other things, limit our ability to incur additional indebtedness, pay dividends on our capital stock or redeem, repurchase or retire our capital stock or subordinated indebtedness, make investments, engage in transactions with affiliates, sell assets, including capital stock of subsidiaries, and consolidate, merge or transfer assets.

Risks Related to Our Stock

We are controlled by principal stockholders whose interests may differ from your interests.

      As of June 28, 2003 substantially all of our outstanding shares of common stock and preferred stock were held by affiliates of Francisco Partners (approximately 38.2% of our outstanding voting stock), affiliates of CVC (approximately 38.2% of our outstanding voting stock) and Japan Energy (approximately 19.3% of our outstanding voting stock). In addition, by virtue of the shareholders’ agreement dated December 21, 2000, by and among those principal and certain other stockholders and us, such stockholders have a contractual right to participate in the management of our company. As a result, these stockholders control us and have the power to elect all of our directors, appoint new management and approve any action requiring the approval of stockholders, including adopting amendments to our certificate of incorporation and approving acquisitions or sales of all or substantially all of our assets. The directors elected by these stockholders have the ability to control decisions affecting our capital structure, including the issuance of additional capital stock, the implementation of stock repurchase programs and the declaration of dividends. They may have interests different from yours; and it is possible that these persons will exercise control over us in a manner adverse to your interests. Such control could prevent a change of control beneficial to you or could enable such stockholders to sell control without permitting you to share in any control premium.

No public trading market for our securities exists.

      There is currently no active trading market for our securities, and we do not know when, if ever, any market will develop. As a result, you will not have liquid securities and may be required to hold your investment for an indefinite period of time.

The shares of our stock underlying employee options have transfer restrictions and are subject to company repurchase rights and to compelled sale provisions.

      Generally, employee options are not transferable except by will or by the laws of descent and distribution. Even if you exercise your options, our bylaws provide that, prior to the earlier of an underwritten public offering of our capital stock or the date we otherwise become a reporting company under the Securities Exchange Act of 1934, the shares of capital stock received upon the exercise are not transferable except back to us, by will or the laws of descent and distribution or as donative transfers to family members in accordance with specified regulations.

      Additionally, under our bylaws, if you exercise your options, the shares of stock underlying your options are subject to our right to repurchase your shares at original cost if your employment with us is terminated by us for cause or by you without good reason. If you are terminated by us without cause or if you terminate your employment with us for good reason, we have the right to repurchase the shares of stock underlying your unvested options at original cost and the shares of stock underlying your vested options at their fair market value at the time of termination, as determined in good faith by our board of directors.

      In addition, under our certificate of incorporation, our two major stockholders, affiliates of Francisco Partners and CVC, have the right to effect a compelled sale, which means that if they negotiate a transfer of a significant percentage of the securities of our company, they can require all other stockholders of our company to participate ratably in that sale.

We do not anticipate paying any dividends on our common stock in the foreseeable future.

      As long as shares of our preferred stock are outstanding, we are not permitted to pay dividends or make other distributions on our common stock unless the full cumulative dividends on the preferred stock are paid. We do not intent to pay any cash dividends on our common stock in the foreseeable future. We are also restricted by the terms of our senior credit facilities and senior subordinated notes from paying cash dividends on our stock.

Preferred stock may be called by our company.

      The Series A Preferred Stock and the Series B Preferred Stock may be redeemed for cash, at our discretion. The Series B Preferred Stock may be converted to common stock upon a qualifying public offering. If the Series B Preferred Stock were converted, it would dilute the common stock holdings.

Item 4.	Controls and Procedures

(a)	Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

(b)	Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1:	Legal Proceedings

      We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the District of Delaware alleging infringement of a patent owned by Ricoh. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. Although the basis for infringement is not clear at this time, the allegations are premised, at least in part, on the use of software we licensed from Synopsys, Inc. Synopsys has agreed to assume the sole and exclusive control of our defense relating to our use of the Synopsys software pursuant to the indemnity provisions of the Synopsys software license agreement, subject to the exceptions and limitations contained in the agreement. Synopsys will bear the cost of the defense as long as it is controlling the defense. However, it is possible that we may become aware of circumstances, or circumstances may develop, that result in our defense falling outside the scope of the indemnity provisions of the Synopsys software license agreement, in which case we would resume control of our defense and bear its cost, or share the cost of the defense with Synopsys and any other similarly situated parties. Based on information available to us to date, our preliminary belief is that the asserted claims against us are without merit or, if meritorious, that we will be indemnified (with respect to damages) for such claims by Synopsys, and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available.

      In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. As is typical in the semiconductor industry, we have from time to time received communications from third parties asserting rights under patents that cover certain of our technologies and alleging infringement of certain intellectual property rights of others. We expect to receive similar communications in the future. In the event that any third party were to make a valid claim against us or our customers, we could be required to:

•	discontinue using certain process technologies which could cause us to stop manufacturing certain semiconductors;

•	pay substantial monetary damages;

•	seek to develop non-infringing technologies, which may not be feasible; or

•	seek to acquire licenses to the infringed technology which may not be available on commercially reasonable terms, if at all.

      From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.

Item 2:	Changes in Securities and Use of Proceeds

The Units Financing

      In June 2002, we raised aggregate gross proceeds of $75.0 million by issuing and selling Units consisting of an aggregate of 75,000 shares of Series C Preferred Stock and warrants exercisable for 27,554,550 shares of its Class A Common Stock to affiliates of each of Francisco Partners and CVC pursuant to the exemption from SEC registration provided by Section 4(2) of the Act. We contributed the net proceeds of the units financing to AMI Semiconductor for the purpose of funding the MSB acquisition. A portion of the net proceeds of the offering of the senior subordinated notes was used to redeem the Series C Preferred Stock. The total redemption price paid by us in connection with the redemption of the Series C Preferred Stock was approximately $80.8 million.

Senior Subordinated Notes

      In January 2003, we issued and sold $200.0 million aggregate principal amount of 10 3/4% Senior Subordinated Notes Due 2013 to certain initial purchasers pursuant to the exemption from SEC registration provided under Section 4(2) of the Act. The initial purchasers resold the senior subordinated notes to qualified institutional buyers pursuant to Rule 144A of the Act and to offshore accounts pursuant to Regulation S of the Act. In connection with that sale, we entered into a registration rights agreement with the initial purchasers of the senior subordinated notes in which we agreed to complete an exchange offer for the senior subordinated notes. Pursuant to the registration rights agreement, we offered to exchange $200.0 million aggregate principal amount of our new 10 3/4% Senior Subordinated Notes Due 2013, the issuance of which were registered under the Act, for a like aggregate principal amount of our privately placed senior subordinated notes. On June 25, 2003, the registration statement on Form S-4 was declared effective, and on August 4, 2003, we completed the exchange offer.

Stock Options and Shares Issuable upon Exercise of Stock Options

      From time to time we issued stock options and shares of our Series A Redeemable Preferred Stock, Series B Redeemable Preferred Stock and our Class A Common Stock upon the exercise of stock options granted under our Amended and Restated 2000 Equity Incentive Plan prior to the time we became subject to the reporting requirements of the Exchange Act. These securities were issued in transactions exempt from the registration requirements of the Act in reliance on Rule 701 of the Act. Our Amended and Restated 2000 Equity Incentive Plan is a written compensatory benefit plan for the benefit of our employees and directors.

Item 3:	Defaults Upon Senior Securities

      As of June 28, 2003, there has been no material default with respect to any of our indebtedness or arrearage in the payment of dividends or other delinquency with respect to any class of our preferred stock.

Item 4:	Submission of Matters to a Vote of Security Holders

      No matter has been submitted to a vote of security holders during the quarter ending June 28, 2003.

Item 5:	Other Information

      Not applicable.

Item 6:	Exhibits and Reports on Form 8-K

      (a) Exhibits

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)	Reports on Form 8-K

           Current Report on Form 8-K dated August 4, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMI SEMICONDUCTOR, INC.

By:	/s/ BRENT D. JENSEN

Brent D. Jensen
Senior Vice President, Chief Financial Officer and
Secretary

August 12, 2003

EXHIBIT INDEX

Exhibits
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002