Form 10-Q
period 2003-09-27
AMIS HOLDINGS INC
filed 2003-11-12
CIK 1161963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 27, 2003

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 0-50397

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 6, 2003

Common stock, $0.01 par value	81,804,411

AMIS Holdings, Inc.

ii

FORWARD-LOOKING STATEMENTS

     This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future results, prospects, developments and business strategies.

     These forward-looking statements are identifiable by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the sub-section “Factors That May Affect Our Business and Future Results”.

     These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, the following:

•	changes in general economic and business conditions and in the semiconductor industry in particular;

•	changes in the conditions affecting our target markets;

•	changes in the pricing of our products;

•	changes in political, social and economic conditions and local regulations, particularly outside of the United States;

•	changes in technology and development of new technology;

•	reductions in sales to any significant customers;

•	changes in the mix of products sold, industry capacity or competition;

•	change in competitive conditions;

•	disruptions of established supply channels;

•	manufacturing capacity underutilization or constraints; and

•	the availability, terms and deployment of capital.

     The factors listed above, together with other potential risks, are more specifically described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Factors that May Affect Our Business and Future Results.” If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

     We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

iii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 27,
	2003	December 31,
	(unaudited)	2002

	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$171,171	$62,184
Accounts receivable, less allowances of $2,235 and $4,791, respectively	78,054	65,994
Inventories	43,803	39,361
Receivable from affiliate	1,909	1,909
Deferred tax assets	9,774	9,077
Research and development grant receivable	7,850	6,513
Prepaid expenses	11,250	8,543
Other current assets	1,333	6,031

Total current assets	325,144	199,612
Property, plant and equipment, net	209,741	222,507
Deferred financing costs, net	11,345	6,188
Goodwill, net	1,211	1,211
Other intangibles, net	10,509	36,662
Deferred tax assets	30,304	18,192
Prepaid pension asset	12,190	11,847
Restricted cash	4,200	4,200
Other	833	864

Total assets	$605,477	$501,283

	September 27,
	2003	December 31,
	(unaudited)	2002

	(In thousands, except share data)
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$31,649	$29,643
Accrued expenses	26,880	23,780
Accrued employee compensation	30,147	21,329
Income taxes payable	1,606	1,391
Current portion of long-term debt	71,250	8,708

Total current liabilities	161,532	84,851
Long-term debt, less current portion	253,750	151,392
Other long-term liabilities	540	3,088

Total liabilities	415,822	239,331
Commitments and Contingencies
Series A Senior Redeemable Preferred Stock, $.01 par value 0 and 20,000,000 shares authorized, 0 and 17,901,722 shares issued and outstanding as of September 27, 2003 and December 31, 2002, respectively	—	233,671
Series B Junior Redeemable Convertible Preferred Stock, $.01 par value 0 and 20,000,000 shares authorized, 0 and 14,317,788 shares issued and outstanding as of September 27, 2003 and December 31, 2002, respectively	—	190,498
Series C Senior Redeemable Preferred Stock, $.01 par value 0 and 75,000 shares authorized, 0 and 75,000 shares issued and outstanding as of September 27, 2003 and December 31, 2002, respectively	—	79,337
Stockholders’ Equity (Deficit):
Common stock, $0.01 par value, 150,000,000 and 133,333,333 shares authorized, 72,382,693 and 46,651,721 shares issued and outstanding as of September 27, 2003 and December 31, 2002, respectively	724	467
Additional paid-in capital	510,434	38,901
Stockholder notes receivable	—	(5,570)
Capital deficiency	(326,405)	(276,278)
Deferred stock-based compensation	(519)	—
Accumulated other comprehensive income	5,421	926

Total stockholders’ equity (deficit)	189,655	(241,554)

Total liabilities and stockholders’ equity (deficit)	$605,477	$501,283

See accompanying notes.

AMIS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

	(In thousands, except per share data)
Revenue	$117,421	$104,228	$328,644	$242,798
Cost of revenue	65,880	62,269	187,319	149,606

	51,541	41,959	141,325	93,192
Operating expenses:
Research and development	17,491	14,811	52,363	37,026
Marketing and selling	9,580	8,774	27,685	25,687
General and administrative	5,809	6,595	19,427	17,893
Restructuring and impairment charges	—	248	20,028	248
Nonrecurring charges	11,401	—	11,401	—

	44,281	30,428	130,904	80,854

Operating income	7,260	11,531	10,421	12,338
Other income (expense):
Interest income	332	312	1,114	692
Interest expense	(6,295)	(3,152)	(18,042)	(9,301)
Other expense, net	(1,596)	(127)	(5,997)	(430)

	(7,559)	(2,967)	(22,925)	(9,039)

Income (loss) before income taxes	(299)	8,564	(12,504)	3,299
Provision for (benefit from) income taxes	(1,970)	2,807	(8,704)	1,178

Net income (loss)	1,671	5,757	(3,800)	2,121
Preferred stock dividends	15,143	16,001	46,327	45,495

Net loss attributable to common stockholders	$(13,472)	$(10,244)	$(50,127)	$(43,374)

Basic and diluted net loss per common share	$(.28)	$(.22)	$(1.06)	$(.94)

Weighted average number of shares used in calculating basic and diluted net loss per common share	47,962	46,469	47,107	46,334

See accompanying notes.

AMIS HOLDINGS INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 27,	September 28,
	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(3,800)	$2,121
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	34,579	33,115
Amortization of deferred financing costs	933	968
Stock compensation expense	3,183	396
Write-off of deferred financing charges and loss on settlement of derivatives	5,876	—
Impairment of long-term asset	20,028	—
Provision for (benefit from) deferred income taxes	(15,136)	655
Loss on retirement of property, plant and equipment	270	288
Income statement impact of change in value of derivatives	(24)	(245)
Interest on stockholder notes receivable	(250)	(164)
Changes in operating assets and liabilities:
Accounts receivable	(8,914)	(14,809)
Inventories	(2,369)	4,281
Prepaid expenses and other assets	8,203	(1,187)
Receivable from affiliates	—	4,591
Accounts payable	2,281	20,818
Accrued expenses and other liabilities	(1,274)	7,955
Accrued employee compensation	3,016	7,967

Net cash provided by operating activities	46,602	66,914
Cash flows from investing activities
Purchases of property, plant, and equipment	(20,088)	(16,845)
Purchase of business	—	(85,595)
Acquisition of other intangibles	(245)	—

Net cash used in investing activities	(20,333)	(102,440)
Cash flows from financing activities
Payments on long-term debt	(160,100)	(12,275)
Proceeds from issuance of Senior Subordinated Notes	200,000	—
Proceeds from Senior Term Loan	125,000	—
Issuance of common stock, net of offering costs	472,102	—
Issuance of preferred stock	—	75,000
Payment to settle derivatives	(788)	—
Debt issuance costs	(11,201)	(2,095)
Payments on long-term payables	(214)	(697)
Exercise of stock options for common and preferred stock	630	407
Redemption of preferred stock	(546,001)	—

Net cash provided by financing activities	79,428	60,340

Effect of exchange rate changes on cash and cash equivalents	3,290	331

Net increase in cash and cash equivalents	108,987	25,145
Cash and cash equivalents at beginning of period	62,184	28,650

Cash and cash equivalents at end of period	$171,171	$53,795

See accompanying notes.

AMIS HOLDINGS INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
September 27, 2003

Note 1: Basis of Presentation and Significant Accounting Policies

     In the opinion of management of AMIS Holdings, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited combined/consolidated financial statements and related notes thereto for the year ended December 31, 2002 contained in the Company’s registration statement on Form S-1, No. 333-108028, available on the website of the Securities and Exchange Commission at www.sec.gov.

     The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year ending on December 31, 2003. The current interim period ended on September 27, 2003.

     On September 26, 2003, the Company completed its initial public offering (the “IPO”) of 25,145,000 shares of common stock at a price to the public of $20 per share. Net of total offering expenses, some of which were included in accrued expenses as of September 27, 2003, the Company raised approximately $471,000,000. The Company used the proceeds from the IPO, together with the borrowings under a new $125,000,000 Senior Term Loan, to redeem all of its outstanding shares of preferred stock and options to purchase shares of such preferred stock, redeem 35% of the Senior Subordinated Notes and repay an existing Senior Term Loan. (See further discussion below.) The Company offset redemption payments to the stockholders with outstanding loans by the full amount of such loans.

Basis of Presentation

     The financial statements have been prepared on a consolidated basis in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements include the accounts of AMIS Holdings, Inc. and its majority controlled and owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Reverse Stock Split

     On September 4, 2003, the Company’s board of directors and stockholders effected a one-for-three reverse split of the Company’s outstanding common stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.

New Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees or Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of the disclosure requirements and of the recognition and measurement provisions of FIN 45 did not have a material impact on the Company’s financial statements.

     On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation,” to provide alternative methods of transition to SFAS No. 123’s fair value method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and APB Opinion No. 28, “Interim Financial Reporting,” to require disclosure in the summary of significant accounting policies of the effects of an entity’s accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 148’s amendment of the transition and annual disclosure requirements of SFAS No. 123 is effective for fiscal years ending after December 15, 2002. SFAS No. 148’s amendment of the disclosure requirements of APB Opinion No. 28 is effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material impact on the Company’s financial position or results of operations, but has resulted in incremental disclosures.

     The following table provides pro forma information for the three and nine months ended September 27, 2003, and the three and nine months ended September 28, 2002, respectively, that illustrates the net loss attributable to common stockholders, and net loss per common share (in thousands, except for per share data) as if the fair value method had been adopted under SFAS No. 123.

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Net income (loss), as reported	$1,671	$5,757	$(3,800)	$2,121
Less: Stock compensation expense determined under the fair value method, net of related tax effects	45	46	105	132

Pro forma net income (loss)	1,626	5,711	(3,905)	1,989
Preferred stock dividend, as reported	15,143	16,001	46,327	45,495

Pro forma net loss attributable to common stockholders	$(13,517)	$(10,290)	$(50,232)	$(43,506)

Net loss per common share:
Basic and diluted, as reported	$(.28)	$(.22)	$(1.06)	$(.94)
Pro forma basic and diluted	$(.28)	$(.22)	$(1.07)	$(.94)

2. Inventories

     Inventories consist of the following (in thousands):

	September 27,	December 31,
	2003	2002

Raw materials	$5,383	$7,368
Work-in-process	27,169	23,657
Finished goods	11,251	8,336

	$43,803	$39,361

3. Net Loss per Common Share

     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002

Numerator:
Net loss attributable to common stockholders	$(13,472)	$(10,244)	$(50,127)	$(43,374)
Denominator:
Denominator for basic and diluted net loss per common share – weighted average shares	47,962	46,469	47,107	46,334
Net loss per common share – basic and diluted	$(.28)	$(.22)	$(1.06)	$(.94)

     Options to purchase 5,293,831 and 4,996,356 shares of common stock and warrants to purchase 13,787,883 and 8,824,011 shares of common stock were outstanding at September 27, 2003 and September 28, 2002, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive because of the net loss attributable to common stockholders recorded during the period.

     During October 2003, warrants to purchase 9,113,148 shares of common stock, with an exercise price of $0.03 per share, were net exercised by reducing the number of shares issued to the holders by the number of shares having a fair market value equal to the exercise price. Net of the shares surrendered, 9,099,223 shares were issued in exchange for the exercise of these warrants.

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

     The foregoing purchase price includes the allocation of certain operating liabilities between MSB and STMicroelectronics. Additionally, as part of the MSB Acquisition, the Company prepared and approved a plan of restructuring in connection with the integration of MSB into the Company and included the costs of those restructuring activities in the purchase price pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The restructuring costs that have been accrued and included in the purchase price primarily include costs associated with relocating and combining MSB’s testing facilities with the Company’s existing facilities. The majority of these costs relate to employee severance. As of September 27, 2003, the Company had terminated 42 employees as part of this transfer of the testing facilities. This relocation was substantially completed during the quarter ended June 28, 2003, however, final costs were paid out in the quarter ended September 27, 2003. Additional costs, which were substantially paid in 2002, represent employee severance for 79 MSB employees that had duplicative responsibilities as those of the Company’s employees and were terminated as part of the Company’s plan.

     Following is a rollforward of the restructuring accrual from December 31, 2002 to September 27, 2003 (in thousands):

			Balance at
	Restructuring Accrual	Paid in the Nine Months Ended	September
	at December 31, 2002	September 27, 2003	27,2003

Employee severance costs	$2,200	$(2,200)	$—

Following is a summary of the allocation of the MSB purchase price (in thousands):

Trade accounts receivable	$18,300
Inventory	19,500
Prepaid and other assets	13,200
Deferred pension asset	11,600
Property, plant and equipment	32,300
Intangible assets	8,300

Total purchase price allocated	$103,200

     The foregoing allocation is based on the fair values of the assets acquired, including valuations of intangible assets completed by the Company’s independent financial consulting firm, LECG, LLC, and the final allocation of certain trade receivables between MSB and STMicroelectronics. The intangible assets acquired through the MSB Acquisition consist of licensed technology and a contract. The contract was amortized over six months, the life of the contract, and the licensed technology is being amortized over 15 years.

5. Long-Term Debt

     In conjunction with the Recapitalization Agreement entered into in December 2000, AMI Semiconductor, Inc. (AMIS), the Company’s wholly owned subsidiary, obtained $250,000,000 of Senior Secured Credit Facilities consisting of a $75,000,000 Revolving Credit Facility and a $175,000,000 Term Loan. At December 31, 2002 approximately $160,100,000 was outstanding under the Term Loan. The Company used proceeds from the issuance of the Senior Subordinated Notes (see discussion below) to pay approximately $111,800,000 on the Term Loan in January 2003 and proceeds from the IPO and the new Term Loan (see discussion below) to pay the balance outstanding under the Term Loan of approximately $39,900,000 in September 2003.

     On September 26, 2003, the Company and AMIS entered into amended and restated Senior Secured Credit Facilities (the Facilities) consisting of a $125,000,000 Term Loan and an extension of the Revolving Credit Facility, discussed above, increasing the amount available to $90,000,000. The new Term Loan requires a principal payment of $312,500, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on September 26, 2008. The Revolving Credit Facility ($20,000,000 of which may be in the form of letters of credit) is available for working capital and general corporate purposes. As of September 27, 2003, no amount was drawn on the Revolving Credit Facility.

     The interest rate on the new Term Loan at September 27, 2003 was 3.62%. The interest rate on the original Term Loan at December 31, 2002 was 5.2% with an effective rate of 6.5% after considering the impact of certain hedging arrangements associated with the Facilities. As discussed in Note 6, no hedging arrangements existed as of September 27, 2003.

     The Facilities require the Company to maintain a consolidated interest coverage ratio and a maximum senior leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement, as amended. The Facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of September 27, 2003.

     On January 29, 2003, AMIS issued $200,000,000 aggregate principal amount of 10 3/4% Senior Subordinated Notes maturing on February 1, 2013 (Senior Subordinated Notes). The proceeds were used to repay approximately

$111,800,000 of the original Term Loan and redeem the Series C Preferred Stock for a total, including cumulative dividends, of approximately $80,764,000. Interest on the Senior Subordinated Notes is payable semi-annually on February 1 and August 1 of each year, commencing August 1, 2003. The Senior Subordinated Notes are fully and unconditionally guaranteed by the Company and AMIS’ existing and future domestic restricted subsidiaries.

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

     On November 1, 2003, the Company used proceeds from the IPO and the new Term Loan to redeem 35% of the Senior Subordinated Notes for $77,525,000, plus accrued interest to the date of redemption. This amount includes the aforementioned premium of 10.75% of the principal amount, which was charged to expense in November 2003. In connection with the repayment of the Senior Subordinated Notes, the Company wrote off approximately $2,800,000 of deferred financing costs, which was charged to expense in November 2003.

     If AMIS experiences a Change of Control (as such term is defined in the indenture governing the Senior Subordinated Notes), subject to certain conditions, AMIS must give holders of the Senior Subordinated Notes an opportunity to sell to AMIS the Senior Subordinated Notes at a purchase price of 101% of the principal amount of the Senior Subordinated Notes, plus accrued interest.

     The payment of the principal, premium and interest on the Senior Subordinated Notes is fully and unconditionally guaranteed on a senior subordinated basis by the Company and AMIS’ existing and future domestic restricted subsidiaries that have outstanding or incur certain indebtedness. The guaranty by the Company and AMIS’ domestic restricted subsidiaries is subordinated to all of the Company’s existing and future Senior Indebtedness (as such term is defined in the indenture governing the Senior Subordinated Notes) and the existing and future Senior Indebtedness of AMIS’ domestic restricted subsidiaries, including their guaranty of AMIS’ obligations under the Facilities.

     The indenture governing the Senior Subordinated Notes contains covenants that, among other things, (i) limit AMIS’ ability and certain of its subsidiaries’ ability to incur additional indebtedness; (ii) pay dividends on AMIS’ capital stock or redeem, repurchase or retire AMIS’ capital stock or subordinated indebtedness; (iii) make investments; (iv) engage in transactions with affiliates; (v) sell assets, including capital stock of subsidiaries; and (vi) consolidate, merge or transfer assets.

     The Senior Subordinated Notes are unsecured and subordinated to existing and future Senior Indebtedness (as such term is defined in the indenture governing the Senior Subordinated Notes) of AMIS. The Senior Subordinated Notes will rank pari passu in right of payment with any future senior subordinated indebtedness AMIS might issue and rank senior to any other subordinated indebtedness AMIS might issue.

     In connection with the issuance of the Senior Subordinated Notes, the Company paid underwriting fees and other transaction costs of approximately $7,300,000 that were capitalized as intangible assets and are being amortized over the term of the notes. In connection with the new Term Loan, the Company paid underwriting fees and other transaction costs of approximately $3,350,000 that were capitalized as intangible assets and are being amortized over the term of the loan. In connection with the repayment of the original Term Loan, the Company expensed approximately $3,700,000 of unamortized deferred financing costs in February 2003 and approximately $1,408,000 in September 2003.

6. Derivatives and Hedging

     The Company paid a variable rate of interest under its original Term Loan. Under the terms of the Credit Agreement for the original Term Loan, the Company was required to enter into agreements to effectively “fix” the interest rate on one half of the outstanding balance of its Term Loan. On June 21, 2001, the Company entered into certain derivative instruments with major banks in order to manage its exposure to interest rate fluctuations. Such instruments were designated and qualified as cash flow hedges in accordance with SFAS No. 133.

     Two such instruments were interest rate swap agreements that effectively converted interest rate exposure from variable rates to fixed rates of interest. During the quarter ended March 29, 2003 in conjunction with the Company’s repayment of a portion of the Term Loan one of these swap agreements was settled. The Company was required to pay approximately $365,000 to settle the instrument before its scheduled maturity in June 2003. This amount is recorded as other expense in the accompanying statement of operations. The remaining swap agreement matured during the quarter ended June 28, 2003. At September 27, 2003 and December 31, 2002, the aggregate notional principal amount of these agreements was zero and $42,000,000, respectively. Under the swap agreements, the Company paid fixed rates of interest of 4.5% and 4.7% and received a floating rate of interest based on the three month LIBOR. The difference between amounts to be paid or received on the interest rate swap agreements was recorded as an increase or reduction of interest expense.

     The Company also entered into an interest rate cap agreement and an interest rate floor agreement on June 21, 2001 for a notional amount of $45,500,000. Both agreements were settled during the three months ended March 29, 2003 in conjunction with the Company’s repayment of a portion of the Term Loan. The interest rate cap agreement granted the Company the right to limit the LIBOR rate it would have paid on its variable rate debt to a maximum of 7.25%. The interest rate floor agreement restricted the Company from paying a LIBOR rate of less than 3.15% on its variable rate debt. The Company paid approximately $423,000 to settle the agreements. This is recorded as other expense in the statement of operations.

7. Comprehensive Income

     Comprehensive income for the three and nine month periods ended September 27, 2003 was approximately $1,919,000 and $695,000, respectively. Of these amounts, gains of approximately $0 and $628,000, respectively, related to the change in the fair value of derivatives. Additional gains of approximately $248,000 and $3,867,000, respectively, related to changes in the cumulative translation adjustment.

     Comprehensive income for the three and nine month periods ended September 28, 2002 was approximately $5,477,000 and $2,320,000, respectively. Of these amounts, losses of approximately $(42,000) and $(132,000), respectively, related to the change in the fair value of derivatives. The offsetting gains (losses) of approximately $(238,000) and $331,000, respectively, related to changes in the cumulative translation adjustment.

8. Stock Options

     The Company grants stock options pursuant to its Amended and Restated 2000 Equity Incentive Plan, which was originally adopted by AMIS on July 29, 2000. In general, options granted vest over three and a half to four years.

     In conjunction with AMIS’ recapitalization in December 2000, outstanding options to purchase common stock of AMIS were converted to options to purchase a unit consisting of the following shares of the Company: (a) two shares of Class A common stock, (b) .2588164 shares of Series A Senior Preferred Stock and (c) .2070531 shares of Series B Junior Preferred Stock. The components of the unit were permitted to be exercised separately. The exercise price of the preferred stock portion was subject to adjustment based on the accretion of dividends on the underlying preferred stock. Additional options have been issued that entitle the holder to purchase shares of common stock.

     As discussed above, using proceeds from the IPO and the new Term Loan, all options for preferred stock were redeemed during September 2003, with accrued amounts due being paid in October 2003. As part of this redemption, the Company recognized compensation expense of approximately $2,901,000 during the third quarter of 2003, which is included in nonrecurring charges on the accompanying statement of operations.

     During the quarters ended June 28, 2003 and September 27, 2003, the Company re-evaluated its prior estimates of the fair value of its common stock. As a result, the Company determined that certain options issued in each quarter were issued with exercise prices that were less than the deemed fair value of the Company’s common stock. As a result, deferred stock-based compensation and additional paid-in capital of approximately $186,000 and $333,000 for the quarters ended June 28, 2003 and September 27, 2003, respectively, were recorded. The deferred stock-based compensation has been recorded as a component of stockholders’ equity and is being recognized over the vesting period of the underlying stock options using the accelerated method under FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.”

9. Restructuring and Impairment Charges

     The Company entered into a non-compete agreement with GA-TEK and Japan Energy in conjunction with the December 21, 2000 Recapitalization pursuant to which each of Japan Energy and GA-TEK agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In connection with the Company’s second quarter review of the carrying value of its intangible assets, the Company reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Japan Energy’s and GA-TEK’s business focus and related capabilities. Effective June 26, 2003, the Company released each of Japan Energy and GA-TEK from all of its obligations under the non-compete agreement. Therefore, the Company wrote off the remaining unamortized balance of this non-compete agreement of approximately $20,028,000 as of the effective date. This amount is included in impairment charges in the accompanying statement of operations.

     Pursuant to EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” in 2002 and 2001, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations. The 2002 plan involved the curtailment of redundant functions between the U.S. and Belgian entities resulting from the MSB Acquisition discussed in Note 4. In total 90 people employed by the Company prior to the MSB Acquisition were terminated in connection with this restructuring program. The Company recorded related restructuring expense of approximately $457,000, all of which had been paid as of September 27, 2003. Additionally, relationships with certain sales representative firms in Europe were terminated because their duties were transferred to MSB. The expense associated with these terminations was approximately $478,000, of which $275,000 had been paid out at September 27, 2003. The timing of the payment of the remaining accrual of $203,000, which is included in accrued expenses, is currently under negotiation.

     The 2001 plan involved the closure of certain offices and the termination of certain management and other employees. The objectives of the plan were to increase the competitiveness of the Company and manage costs during the semiconductor industry downturn that began in 2000. In total, 265 employees were terminated as part of this program. Such terminations affected virtually all departments within the Company’s business. All terminated employees were notified in the period in which the charge was recorded.

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

     As of September 27, 2003, approximately $4,493,000 of the 2001 restructuring expenses had been paid or the fixed assets had been written off. The remaining accrual for the 2001 plan, which represents severance of approximately $17,000 and lease termination and other costs of approximately $186,000, is included in accrued expenses on the accompanying balance sheet as September 27, 2003. The timing of the payment of the remaining severance is currently under negotiation. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005. During 2002, approximately $287,000 of the 2001 restructuring accrual was reversed because certain estimates were revised.

     Following is a summary of the restructuring accrual relating to the 2001 and 2002 plans (in thousands):

			Balance at
	Balance at		September 27,
	December 31, 2002	Paid in 2003	2003

Severance costs	$888	$(668)	$220
Lease termination costs	295	(109)	186

Total	$1,183	$(777)	$406

10. Transactions with Related Parties

     Pursuant to the terms of the Recapitalization Agreement, the Company entered into advisory agreements with affiliates of Citigroup Venture Capital Equity Partners, L.P. (CVC) and Francisco Partners, L.P. (Francisco Partners) (the Sponsors) pursuant to which the Sponsors may provide financial, advisory and consulting services to the Company. For each of the three months ended September 27, 2003 and September 28, 2002, expenses totaling approximately $500,000 were recorded related to these advisory agreements. For each of the nine months ended September 27, 2003 and September 28, 2002, expenses totaling approximately $1,500,000 were recorded related to these advisory agreements. During September 2003, the Company entered into amendments to these advisory agreements whereby the annual advisory fees payable under these agreements ceased. Additionally, the amendments called for a one-time payment of $8,500,000 for investment banking and financial advisory services, which was paid in September 2003 and is included in nonrecurring charges in the accompanying statement of operations.

11. Segment Reporting

     The Company has three reportable segments: Integrated Mixed Signal Products, Mixed Signal Foundry Services and Structured Digital Products. Each segment comprises product families with similar requirements for design, development and marketing.

     Information about segments (in thousands):

	Integrated	Mixed Signal	Structured
	Mixed Signal	Foundry	Digital	Total

Three months ended September 27, 2003:
Net revenue from external customers	$61,848	$30,778	$24,795	$117,421
Segment operating income	8,307	5,943	4,411	18,661
Nine months ended September 27, 2003:
Net revenue from external customers	179,150	83,795	65,699	328,644
Segment operating income	18,739	14,453	8,658	41,850
Three months ended September 28, 2002:
Net revenue from external customers	56,292	26,519	21,417	104,228
Segment operating income	4,818	5,109	1,852	11,779
Nine months ended September 28, 2002:
Net revenue from external customers	108,637	68,051	66,110	242,798
Segment operating income (loss)	6,404	7,294	(1,112)	12,586

Reconciliation of segment information to consolidated financial statements (in thousands):

	Three Months Ended		Nine Months Ended
	September 27,	September 28,	September 27,	September 28,
	2003	2002	2003	2002
Total operating income for reportable segments	$18,661	$11,779	$41,850	$12,586
Unallocated amounts:
Impairment charge	—	(248)	(20,028)	(248)
Non-recurring charges	(11,401)	—	(11,401)	—

Operating income	$7,260	$11,531	$10,421	$12,338

12. Condensed Consolidating Financial Statements

     The new Term Loan and the Senior Subordinated Notes are each fully and unconditionally guaranteed by the Company and each existing domestic subsidiary and by each subsequently acquired or organized domestic subsidiary of AMIS. The original Term Loan was also guaranteed on this basis. AMIS’ foreign subsidiaries do not provide these guarantees. Below are unaudited condensed consolidating balance sheets as of September 27, 2003 and December 31, 2002, and unaudited statements of operations for the three and nine months ended September 27, 2003 and September 28, 2002 and unaudited statements of cash flows for the nine months ended September 27, 2003 and September 28, 2002 of the Company, reflecting the financial position, results of operations and cash flows of the guarantor and non-guarantor entities.

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

September 27, 2003 (unaudited)

				AMI	AMI	AMI	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$171,171	$—	$14,324	$118,859	$—	$—	$37,988
Accounts receivable, net	78,054	—	—	39,006	—	—	39,048
Intercompany accounts receivable	—	(89,014)	—	4,665	—	114	84,235
Inventories	43,803	81	—	22,829	—	—	20,893
Deferred tax assets	9,774	—	—	5,211	—	—	4,563
Receivable from affiliate	1,909	—	—	1,909	—	—	—
Prepaid expenses and other current assets	20,433	(477)	—	7,300	—	—	13,610

Total current assets	325,144	(89,410)	14,324	199,779	—	114	200,337
Property, plant and equipment, net	209,741	—	—	171,846	—	—	37,895
Investment in subsidiaries	—	(493,351)	263,488	126,253	98,157	5,453	—
Deferred financing costs, net	11,345	—	—	11,345	—	—	—
Goodwill and other intangibles, net	11,720	—	—	4,248	—	—	7,472
Deferred tax assets	30,304	—	5,653	30,683	—	—	(6,032)
Pension asset	12,190	—	—	—	—	—	12,190
Restricted cash	4,200	—	4,200	—	—	—	—
Other	833	—	—	540	—	—	293

Total assets	$605,477	$(582,761)	$287,665	$544,694	$98,157	$5,567	$252,155

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (continued)

				AMI	AMI	AMI	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$31,649	$(298)	$—	$12,715	$—	$—	$19,232
Intercompany accounts payable	—	(89,084)	97,034	(86,321)	—	—	78,371
Accrued expenses	26,880	(267)	1,215	16,479	—	—	9,453
Accrued employee compensation	30,147	—	—	12,777	—	—	17,370
Income taxes payable	1,606	—	—	16	—	—	1,590
Current portion of long-term debt	71,250	—	—	71,250	—	—	—

Total current liabilities	161,532	(89,649)	98,249	26,916	—	—	126,016
Other long-term liabilities	540	—	—	540	—	—	—
Long-term debt	253,750	—	—	253,750	—	—	—

Total liabilities	415,822	(89,649)	98,249	281,206	—	—	126,016
Series A Senior Redeemable Preferred Stock	—	—	—	—	—	—	—
Series B Junior Redeemable Convertible Preferred Stock	—	—	—	—	—	—	—
Stockholders’ Equity
Common stock	724	(3,717)	724	—	—	—	3,717
Additional paid-in capital	510,434	(387,952)	510,434	229,561	71,357	4,062	82,972
Stockholder notes receivable	—	—	—	—	—	—	—
Retained earnings (capital deficiency)	(326,405)	(85,960)	(326,644)	28,506	22,313	1,256	34,124
Deferred stock-based compensation	(519)	—	(519)	—	—	—	—
Accumulated other comprehensive income	5,421	(15,483)	5,421	5,421	4,487	249	5,326

Total stockholders’ equity	189,655	(493,112)	189,416	263,488	98,157	5,567	126,139

Total liabilities and stockholders’ equity	$605,477	$(582,761)	$287,665	$544,694	$98,157	$5,567	$252,155

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2002

			AMIS	AMI		AMI	Non-
			Holdings,	Semiconductor,	AMI Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$62,184	$—	$1,910	$35,274	$—	$—	$25,000
Accounts receivable, net	65,994	—	—	32,860	—	—	33,134
Intercompany accounts receivable	—	(11,024)	—	10,920	—	104	—
Inventories	39,361	10	—	19,290	—	—	20,061
Deferred tax assets	9,077	—	—	2,258	—	—	6,819
Receivable from affiliate	1,909	—	—	1,909	—	—	—
Prepaid expenses and other current assets	21,087	69	250	5,908	—	—	14,860

Total current assets	199,612	(10,945)	2,160	108,419	—	104	99,874
Property, plant and equipment, net	222,507	—	—	183,597	—	—	38,910
Investment in subsidiaries	—	(443,449)	257,019	103,978	78,112	4,340	—
Deferred financing costs, net	6,188	—	—	6,188	—	—	—
Goodwill and other intangibles, net	37,873	—	—	29,931	—	—	7,942
Deferred tax assets	18,192	—	1,402	25,541	—	—	(8,751)
Pension asset	11,847	—	—	—	—	—	11,847
Restricted cash	4,200	—	4,200	—	—	—	—
Other	864	—	—	540	—	—	324

Total assets	$501,283	$(454,394)	$264,781	$458,194	$78,112	$4,444	$150,146

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (continued)

				AMI		AMI
			AMIS	Semiconductor,	AMI Acquisition	Acquisition II	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$29,643	$—	$—	$11,881	$—	$—	$17,762
Intercompany accounts payable	—	(10,917)	263	10,030	—	—	624
Accrued expenses	23,780	(268)	2,805	11,395	—	—	9,848
Accrued employee compensation	21,329	—	—	4,722	—	—	16,607
Income taxes payable	1,391	—	—	(41)	—	—	1,432
Current portion of long-term debt	8,708	—	—	8,708	—	—	—

Total current liabilities	84,851	(11,185)	3,068	46,695	—	—	46,273
Other long-term liabilities	3,088	—	—	3,088	—	—	—
Long-term debt	151,392	—	—	151,392	—	—	—

Total liabilities	239,331	(11,185)	3,068	201,175	—	—	46,273
Series A Senior Redeemable Preferred Stock	233,671	—	233,671	—	—	—	—
Series B Junior Redeemable Convertible Preferred Stock	190,498	—	190,498	—	—	—	—
Series C Senior Redeemable Preferred Stock	79,337	—	79,337	—	—	—	—
Stockholders’ Equity (Deficit)
Common stock	467	(3,717)	467	—	—	—	3,717
Additional paid-in capital	38,901	(387,952)	38,901	229,561	71,357	4,062	82,972
Stockholder notes receivable	(5,570)	—	(5,570)	—	—	—	—
Retained earnings (capital deficiency)	(276,278)	(47,886)	(276,517)	26,532	5,553	315	15,725
Accumulated other comprehensive income	926	(3,654)	926	926	1,202	67	1,459

Total stockholders’ equity (deficit)	(241,554)	(443,209)	(241,793)	257,019	78,112	4,444	103,873

Total liabilities and stockholders’ equity (deficit)	$501,283	$(454,394)	$264,781	$458,194	$78,112	$4,444	$150,146

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Three Months Ended September 27, 2003 (unaudited)

			AMIS	AMI		AMI	Non-
			Holdings,	Semiconductor,	AMI	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Acquisition LLC	LLC	Subsidiaries

	(In thousands)
Revenue	$117,421	$(7,771)	$—	$72,200	$—	$—	$52,992
Cost of revenue	65,880	(6,746)	—	38,284	—	—	34,342

	51,541	(1,025)	—	33,916	—	—	18,650
Operating expenses:
Research and development	17,491	(636)	—	11,375	—	—	6,752
Marketing and selling	9,580	(437)	—	6,275	—	—	3,742
General and administrative	5,809	(25)	596	3,542	—	—	1,696
Nonrecurring charges	11,401	—	8,500	2,901	—	—	—

	44,281	(1,098)	9,096	24,093	—	—	12,190

Operating income (loss)	7,260	73	(9,096)	9,823	—	—	6,460
Other income (expense):
Interest income (expense), net	(5,963)	25	85	(6,216)	—	3	140
Other income (expense), net	(1,596)	(98)	—	(1,303)	2	—	(197)
Equity earnings in subsidiaries	—	(19,127)	6,847	6,211	5,750	319	—

	(7,559)	(19,200)	6,932	(1,308)	5,752	322	(57)

Income (loss) before income taxes	(299)	(19,127)	(2,164)	8,515	5,752	322	6,403
Provision (benefit) for income taxes	(1,970)	—	(3,835)	1,668	—	—	197

Net income (loss)	$1,671	$(19,127)	$1,671	$6,847	$5,752	$322	$6,206

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Nine Months Ended September 27, 2003 (unaudited)

			AMIS	AMI	AMI	AMI	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	II LLC	Subsidiaries

	(In thousands)
Revenue	$328,644	$(15,762)	$—	$195,968	$—	$—	$148,438
Cost of revenue	187,319	(11,717)	—	104,782	—	—	94,254

	141,325	(4,045)	—	91,186	—	—	54,184
Operating expenses:
Research and development	52,363	(1,298)	—	34,935	—	—	18,726
Marketing and selling	27,685	(2,913)	—	20,849	—	—	9,749
General and administrative	19,427	(25)	1,784	13,678	—	—	3,990
Restructuring, impairment and nonrecurring charges	31,429	—	8,500	22,929	—	—	—

	130,904	(4,236)	10,284	92,391	—	—	32,465

Operating income (loss)	10,421	191	(10,284)	(1,205)	—	—	21,719
Other income (expense):
Interest income (expense), net	(16,928)	8	260	(17,712)	—	10	506
Other income (expense), net	(5,997)	(199)	—	(6,024)	(1)	—	227
Equity earnings in subsidiaries	—	(38,074)	1,974	18,408	16,761	931	—

	(22,925)	(38,265)	2,234	(5,328)	16,760	941	733

Income (loss) before income taxes	(12,504)	(38,074)	(8,050)	(6,533)	16,760	941	22,452
Provision (benefit) for income taxes	(8,704)	—	(4,250)	(8,507)	—	—	4,053

Net income (loss)	$(3,800)	$(38,074)	$(3,800)	$1,974	$16,760	$941	$18,399

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Three Months Ended September 28, 2002 (unaudited)

			AMIS	AMI	AMI	AMI	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Revenue	$104,228	$(2,317)	$—	$62,688	$—	$—	$43,857
Cost of revenue	62,269	(1,997)	—	32,173	—	—	32,093

	41,959	(320)	—	30,515	—	—	11,764
Operating expenses:
Research and development	14,811	(318)	—	10,532	—	—	4,597
Marketing and selling	8,774	—	—	6,214	—	—	2,560
General and administrative	6,595	—	532	4,853	—	—	1,210
Restructuring and impairment charge	248	—	—	93	—	—	155

	30,428	(318)	532	21,692	—	—	8,522

Operating income (loss)	11,531	(2)	(532)	8,823	—	—	3,242
Other income (expense):
Interest income (expense), net	(2,840)	126	90	(3,009)	—	3	(50)
Other income (expense), net	(127)	(122)	59	207	—	—	(271)
Equity earnings in subsidiaries	—	(10,537)	5,983	2,532	1,902	106	14

	(2,967)	(10,533)	6,132	(270)	1,902	109	(307)

Income before income taxes	8,564	(10,535)	5,600	8,553	1,902	109	2,935
Provision (benefit) for income taxes	2,807	—	(157)	2,570	—	—	394

Net income (loss)	$5,757	$(10,535)	$5,757	$5,983	$1,902	$109	$2,541

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Nine Months Ended September 28, 2002 (unaudited)

			AMIS	AMI	AMI	AMI	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Revenue	$242,798	$(6,662)	$—	$191,432	$—	$—	$58,028
Cost of revenue	149,606	(6,342)	—	112,410	—	—	43,538

	93,192	(320)	—	79,022	—	—	14,490
Operating expenses:
Research and development	37,026	(318)	—	32,241	—	—	5,103
Marketing and selling	25,687	—	—	20,987	—	—	4,700
General and administrative	17,893	—	1,738	14,495	—	—	1,660
Restructuring and impairment charge	248	—	—	93	—	—	155

	80,854	(318)	1,738	67,816	—	—	11,618

Operating income (loss)	12,338	(2)	(1,738)	11,206	—	—	2,872
Other income (expense):
Interest income (expense), net	(8,609)	126	169	(8,914)	—	3	7
Other income (expense), net	(430)	(122)	58	13	—	—	(379)
Equity earnings in subsidiaries	—	(6,823)	3,013	1,788	1,902	106	14

	(9,039)	(6,819)	3,240	(7,113)	1,902	109	(358)

Income before income taxes	3,299	(6,821)	1,502	4,093	1,902	109	2,514
Provision (benefit) for income taxes	1,178	—	(619)	1,080	—	—	717

Net income (loss)	$2,121	$(6,821)	$2,121	$3,013	$1,902	$109	$1,797

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 27, 2003 (unaudited)

					AMI	AMI
			AMIS	AMI	Acquisition	Acquisition	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries

	(In thousands)
Net cash flows provided by operating activities	$46,602	$—	$4,919	$22,046	$—	$—	$19,637
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(20,088)	—	—	(10,149)	—	—	(9,939)
Acquisition of other intangibles	(245)	—	—	(245)	—	—	—
Investment in subsidiaries	—	—	80,764	(80,764)	—	—	—

Net cash provided by (used in) investing activities	(20,333)	—	80,764	(91,158)	—	—	(9,939)
Net cash flows from financing activities
Payments on long-term debt	(160,100)	—	—	(160,100)	—	—	—
Proceeds from issuance of Senior Subordinated Notes	200,000	—	—	200,000	—	—	—
Proceeds from Senior Term Loan	125,000	—	—	125,000	—	—	—
Issuance of common stock	472,102	—	472,102	—	—	—	—
Payment to settle derivatives	(788)	—	—	(788)	—	—	—
Debt issuance costs	(11,201)	—	—	(11,201)	—	—	—
Payments on long-term payables	(214)	—	—	(214)	—	—	—
Exercise of stock options for common and preferred stock	630	—	630	—	—	—	—
Redemption of preferred stock	(546,001)	—	(546,001)	—	—	—	—

Net cash provided by (used in) financing activities:	79,428	—	(73,269)	152,697	—	—	—

Effect of exchange rate changes on cash and cash equivalents	3,290	—	—	—	—	—	3,290

Net change in cash and cash equivalents	108,987	—	12,414	83,585	—	—	12,988
Cash and cash equivalents at beginning of period	62,184	—	1,910	35,274	—	—	25,000

Cash and cash equivalents at end of period	$171,171	$—	$14,324	$118,859	$—	$—	$37,988

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 28, 2002 (unaudited)

					AMI	AMI
			AMIS	AMI	Acquisition	Acquisition	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries

	(In thousands)
Net cash flows provided by (used in) operating activities	$66,914	$—	$(4,775)	$69,419	$—	$(98)	$2,368
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(16,845)	—	—	(16,308)	—	—	(537)
Purchase of business	(85,595)	—	—	(85,595)	—	—	—
Investment in subsidiaries	—	—	(69,296)	59,044		98	10,154

Net cash provided by (used in) investing activities	(102,440)	—	(69,296)	(42,859)	—	98	9,617
Net cash flows from financing activities
Payments on long-term debt	(12,275)	—	—	(12,275)	—	—	—
Issuance of preferred stock	75,000	—	75,000	—	—	—	—
Payments on long-term payables	(697)	—	—	(697)	—	—	—
Debt issuance costs	(2,095)	—	—	(2,095)	—	—	—
Exercise of stock options for common and preferred stock	407	—	407	—	—	—	—

Net cash provided by (used in) financing activities:	60,340	—	75,407	(15,067)	—	—	—

Effect of exchange rate changes on cash and cash equivalents	331	—	—	—	—	—	331

Net change in cash and cash equivalents	25,145	—	1,336	11,493	—	—	12,316
Cash and cash equivalents at beginning of period	28,650	—	520	21,636	—	—	6,494

Cash and cash equivalents at end of period	$53,795	$—	$1,856	$33,129	$—	$—	$18,810

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Interim Unaudited Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “-Factors That May Affect Our Business and Future Results” for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the company” refer to AMIS Holdings, Inc. and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly owned subsidiary of the company.

     We are a leader in the design and manufacture of customer specific integrated mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. We have organized our business into three operating segments: integrated mixed signal products, mixed signal foundry services and structured digital products. Integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. We also provide outsourced mixed signal foundry services for other semiconductor designers and manufacturers. Mixed signal foundry services provide us with an opportunity to further penetrate our target markets with our products and increase the utilization of our fabrication facilities. Structured digital products, which involve the conversion of higher cost programmable digital logic integrated circuits into lower cost digital custom integrated circuits, provide us with growth opportunities and digital design expertise which we use to support the design of system solutions for customers in our target markets.

     In June 2002, we acquired the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics N.V. We refer to this as the MSB Acquisition. The MSB Acquisition increased our analog and mixed signal engineering team, enhanced our relationships with major European customers, provided us with additional high voltage and wireless technologies that enable us to offer new types of custom integrated circuits to our end markets and provided us with two fabs in Oudenaarde, Belgium. As part of the MSB Acquisition, we entered into a supply agreement with STMicroelectronics on a take-or-pay basis under which STMicroelectronics is required to purchase a minimum of €50 million (or approximately $55.5 million, assuming an exchange rate of €1.00 to $1.11) of products from us during the two-year period ending June 26, 2004. Since the inception of this agreement, we have recognized €26.3 million ($29.3 million assuming an exchange rate of €1.00 to $1.11) from STMicroelectronics under this agreement. We also entered into a requirements contract with Alcatel S.A. pursuant to which we agreed to provide Alcatel with certain telecommunications products at specified prices and Alcatel agreed to purchase at least 40% of its requirements for those products from us. There is no minimum purchase requirement under this contract. The results of operations for the nine months ended September 27, 2003 includes MSB for the entire period whereas the results of operations for the nine months ended September 28, 2002, includes MSB for only the third quarter ended September 28, 2002.

     As part of the MSB Acquisition, we prepared and approved a plan of restructuring in connection with the integration of MSB into the company and included the costs of those restructuring activities in the purchase price pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The restructuring costs that have been accrued and included in the purchase price primarily include costs associated with relocating and combining MSB’s testing facilities with our existing facilities. The majority of these costs relate to employee severance. As of September 27, 2003, we had terminated 42 employees as part of this transfer of the testing facilities. This relocation was substantially completed during the quarter ended June 28, 2003, however, final costs were paid out in the quarter ended September 27, 2003. Additional costs, which were substantially paid in 2002, represent employee severance for 79 MSB employees that had duplicative responsibilities as those of our employees and were terminated as part of the Company’s plan.

     Following is a rollforward of the restructuring accrual from December 31, 2002 to September 27, 2003 (in thousands):

		Paid in
	Restructuring	the Nine
	Accrual at	Months Ended	Balance at
	December 31,	September 27,	September 27,
	2002	2003	2003

Employee severance costs	$2,200	$(2,200)	$—

Results of Operations

Three and nine month periods ended September 27, 2003 compared to the three and nine month periods ended September 28, 2002

Revenue

     Revenue for the third quarter of 2003 increased 12.7% to $117.4 million from $104.2 million in the third quarter of 2002. Revenue for the first nine months of 2003 increased 35.3% to $328.6 million from $242.8 million in the first nine months of 2002. This increase is primarily due to the inclusion of MSB’s results for the full nine month period in 2003 compared to only the third quarter during the nine month period in 2002.

     Integrated mixed signal sales of $61.8 million were up 9.8% over third quarter 2002 sales of $56.3 million. Sales remained consistent across all end markets. Integrated mixed signal products revenue for the first nine months of 2003 increased by 64.9% to $179.1 million from $108.6 million for the first nine months of 2002. This increase is primarily due to the inclusion of MSB’s results for the full nine month period in 2003 compared to only the third quarter during the nine month period in 2002.

     Mixed signal foundry services revenue grew to $30.8 million, an increase of 16.2% over third quarter 2002 sales of $26.5 million. Growth was due to increased unit sales in implantable medical devices, the completion of the Intersil power products production startup and sales to STMicroelectronics. Mixed signal foundry services revenue for the first nine months of 2003 increased by 23.1% to $83.8 million from $68.1 million for the first nine months of 2002. This increase is primarily due to the inclusion of MSB’s results for the full nine month period in 2003 compared to only the third quarter during the nine month period in 2002.

     Structured digital products revenue was $24.8 million, an increase of 15.9% over third quarter 2002 sales of $21.4 million. Increased revenue from the communications end market, military applications, as well as revenue from our XPressArray products, helped to increase the structured digital products sales for this period. Structured digital products revenue for the first nine months of 2003 decreased slightly to $65.7 million from $66.1 million for the first nine months of 2002.

     Geographically, primarily due to the MSB acquisition, our revenue mix has changed, with a greater percentage of our sales coming from Europe, decreasing our percentage of sales from North America. Our third quarter of 2003 revenue, as a percentage of total revenue, from North America, Europe and Asia was 43.0%, 39.3% and 17.7%, respectively, compared with 46.6%, 34.7% and 18.7%, respectively, in the third quarter of 2002. These percentages were 41.2%, 40.8% and 18.0% for North America, Europe and Asia, respectively, for the first nine months of 2003 compared with 60.5%, 19.2% and 20.3%, respectively, for the first nine months of 2002.

Gross Profit

     Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit increased to $51.5 million, or 43.9% as a percentage of revenue, in the third quarter of 2003 and $141.3 million, or 43.0% as a percentage of revenue, in the first nine months of 2003 from $42.0 million, or 40.3% as a percentage of revenue, in the third quarter of 2002 and $93.2 million, or 38.4% as a percentage of revenue, in the first nine months of 2002. These increases in gross profit percentage are a result of our continued cost reduction efforts and increased capacity utilization.

Operating Expenses

     Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development activities. Research and development expenses increased to $17.5 million, or 14.9% of revenue, in the third quarter of 2003 from $14.8 million, or 14.2% of revenue, in the third quarter of 2002. This increase is primarily attributable to expenses related to increased design wins and the associated non-customer funded expenses. In the first nine months of 2003, research and development expenses increased to $52.4 million, or 15.9% of revenue, compared with $37.0 million, or 15.2% of revenue, for the same period in 2002. This increase is primarily due to the inclusion of MSB’s results for the full nine month period in 2003 compared to only the third quarter during the nine month period in 2002.

     Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses increased to $9.6 million, or 8.2% of revenue, in the third quarter of 2003 compared to $8.8 million, or 8.4% of revenue, for the third quarter 2002. This dollar increase is due to costs associated with higher sales levels. In the first nine months of 2003, marketing and selling expenses increased to $27.7 million, or 8.4% of revenue, compared to $25.7 million, or 10.6% of revenue, for the same period in 2002. This increase is primarily due to the inclusion of MSB’s results for the full nine month period in 2003 compared to only the third quarter during the nine month period in 2002.

     General and administrative expenses consist primarily of salaries of our administrative staff, professional and advisory fees for various consulting projects and amortization of intangible assets. General and administrative expenses decreased to $5.8 million, or 4.9% of revenue, in the third quarter of 2003 compared to $6.6 million, or 6.3% of revenue, for the third quarter 2002. This decrease in general and administrative expenses is primarily due to the elimination of amortization on the non-compete agreement, which was written off at the end of the second quarter 2002, as discussed below. This decrease was partially offset by increases in professional fees associated with various consulting projects. In the first nine months of 2003, general and administrative expenses increased to $19.4 million, or 5.9% of revenue, compared to $17.9 million, or 7.4% of revenue, for the same period in 2002. This increase is primarily due to the inclusion of MSB’s results for the full nine month period in 2003 compared to only the third quarter during the nine month period in 2002.

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

Nonrecurring Charges

     In September 2003, we recorded nonrecurring charges of $11.4 million. This amount includes a one-time payment of $8.5 million associated with amendments to the company’s advisory agreements, which also called for the termination of future scheduled annual fees payable under advisory agreements, and compensation expense of $2.9 million related to the redemption of options to purchase our Series A and Series B Preferred Stock.

Operating Income (Loss)

     Operating income decreased approximately $4.2 million to approximately $7.3 million for the third quarter of 2003 compared with operating income of $11.5 million for the third quarter of 2002. Operating income decreased to $10.4 million for the first half of 2003 compared to operating income of $12.3 million for the first half of 2002. The components affecting the changes in operating income have been discussed above. The primary factors contributing to the changes in operating income are the $20.0 million non-cash write off of the non-compete agreement during the second quarter of 2003 and the nonrecurring charge of $8.5 million during the third quarter of 2003 related to the termination of annual fees under advisory agreements. Additionally, during the third quarter of 2003, all options for preferred stock were redeemed, with accrued amounts due being paid in October 2003. As part of this payout, we recognized compensation expense of approximately $2.9 million, which is included in nonrecurring charges on the statement of operations.

     Integrated mixed signal products operating income increased approximately $3.5 million to $8.3 million from $4.8 million in the third quarter of 2003 compared to the third quarter of 2002. Integrated mixed signal products operating income increased to approximately $18.7 million in the first nine months of 2003 from approximately $6.4 million in the first nine months of 2002. These increases are attributable to increased revenue, including an increase in customer funded development projects.

     Mixed signal foundry services operating income increased approximately $0.8 million to $5.9 million in the third quarter of 2003 from $5.1 million in the third quarter of 2002. Mixed signal foundry services operating income increased to approximately $14.5 million in the first nine months of 2003 from approximately $7.3 million in the first nine months of 2002. These increases are attributable to increased revenue and resulting higher gross margin.

     Structured digital products operating income increased approximately $2.5 million to $4.4 million in the third quarter of 2003 from $1.9 million in the third quarter of 2002. Structured digital products operating income increased to approximately $8.7 million of operating income in the first nine months of 2003 from an operating loss of approximately $1.1 million in the first nine months of 2002. These increases are partially attributable to cost reduction efforts and increased revenue.

Net Interest Expense

     Net interest expense for the third quarter and first nine months of 2003 increased $3.1 million and $8.3 million, respectively, over the same periods in 2002. The higher interest expense was primarily attributable to the increased debt levels associated with the Senior Subordinated Notes issued in January 2003.

Income Taxes

     Income tax benefit was $2.0 million on a pre-tax loss of $0.3 million for the third quarter of 2003 and a benefit of $8.7 million on a pre-tax loss of $12.5 million for the first nine months of 2003 compared with an income tax expense of $2.8 million on pre-tax income of $8.6 million and an income tax expense of $1.2 million on pre-tax income of $3.3 million for the same period in 2002. The increase in the income tax benefit from the third quarter and the first nine months of 2002 to the third quarter and first nine months of 2003 is primarily due to a shift from pre-tax income in the 2002 periods to pre-tax loss in the comparable 2003 periods. The income tax provision (benefit) is also affected by the fact that we operate in multiple tax jurisdictions. In certain jurisdictions with higher statutory tax rates, we recorded a pre-tax loss resulting in a tax benefit; whereas, in other jurisdictions with lower tax rates, we recorded pre-tax income resulting in a tax provision for the periods ended September 27, 2003. As a result, the tax benefit recorded more than offsets the tax provision recorded for the 2003 periods, resulting in a tax benefit in excess of the U.S.

Federal statutory tax rate. No additional provision for U.S. income taxes has been recorded on the income from certain foreign tax jurisdictions because we consider these amounts to be permanently invested in the foreign entities. Additionally, we have a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax asset based on the anticipated pre-tax operating results of future periods.

Backlog

     Our backlog was $122.0 million as of September 27, 2003 compared to backlog of $97.7 million as of December 31, 2002. Backlog is typically recorded only upon receipt of a written purchase order from a customer. Reported backlog represents products scheduled to be delivered within six months. Backlog is influenced by several factors including market demand, pricing, customer order patterns and changes in product lead times. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred the non-recurring engineering fee in full before production begins, they generally have given careful consideration to the orders they place, and generally do not cancel orders. However, there is no guarantee that backlog will ultimately be realized as revenue.

     As such, backlog should not be taken as an indicator of our anticipated revenue for any particular future period. Line items recorded in backlog may not result in revenue within six months for several reasons, including: (a) certain customer orders within backlog may not be able to be recognized as revenue within six months (i.e., we, for various reasons, may be unable to ship the product within the specified time frame promised); (b) certain customer order delivery dates may be delayed to a subsequent period by our customers; and (c) certain customer orders may even be cancelled at our customers’ request. These items have often been offset, and exceeded by, both (a) new customer orders that are booked subsequent to the backlog reporting date and delivered to the customer within six months and (b) customer orders with anticipated delivery dates outside six months and subsequently shipped sooner than originally anticipated. The amount of revenue recognized in excess of backlog during any six-month period varies and depends greatly on overall capacity in the semiconductor industry and capacity in our manufacturing facilities. We do not routinely monitor the extent of backlog canceled, pushed out for later delivery or accelerated for earlier delivery.

Liquidity and Capital Resources

     On September 26, 2003, we completed our initial public offering of 25,145,000 shares of common stock at a price to the public of $20 per share. Net of total offering expenses, some of which were included in accrued expenses as of September 27, 2003, we raised approximately $471.0. We used the net proceeds of the offering, together with the borrowings under our new $125.0 million senior Term Loan, to redeem all of our outstanding shares of preferred stock for approximately $465.2 million, and to repay in full our original senior Term Loan for approximately $39.9 million. We offset redemption payments to the stockholders with outstanding loans by the full amount owed on such loans. Additionally, subsequent to the end of third quarter 2003, we redeemed a portion of Senior Subordinated Notes for approximately $77.5 million and options to purchase shares of preferred stock for approximately $4.2 million.

     Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the Senior Subordinated Notes and the senior credit facilities as amended, complete planned maintenance of equipment and equip our fabrication facilities. We anticipate that operating cash flow, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures to support capacity and technology improvements.

     As of September 27, 2003, we had total debt of $325.0 million. On November 1, 2003, we used proceeds from the IPO and a new $125.0 million Term Loan to redeem 35.0%, or $70.0 million principal amount, of the Senior Subordinated Notes for $77.5 million, or 110.75% of the underlying principal, plus accrued interest. The premium of $7.5 million paid upon redemption was charged to expense in November 2003. In connection with the repayment of the Senior Subordinated Notes, we wrote off approximately $2.8 million of unamortized deferred financing costs, which was charged to expense in November 2003. Subsequent to this payment, we had total debt of $255.0 million.

     We generated $46.6 million in cash from operating activities in the first nine months of 2003 compared to $66.9 million in cash from operating activities in the first nine months of 2002. This decrease occurred because of a decrease in net income and shifts in working capital items, offset by the non-cash write off of the non-compete agreement of $20.0 million and deferred financing costs of $5.1 million.

     Significant uses of cash can be divided into investing activities and financing activities. During the first nine months of 2003 and 2002, we invested in capital equipment in the amounts of $20.1 million and $16.8 million, respectively. See “Capital Expenditures” below. Additionally, in 2002 we paid approximately $85.6 million for the MSB Acquisition.

     During the first nine months of 2003, we generated net cash from financing activities of $79.4 million. During this period we raised $472.1 million, net of offering expenses paid as of September 27, 2003, through our initial public offering, issued the Senior Subordinated Notes for $200.0 million in cash, entered into a new senior Term Loan for $125.0 million, repaid $160.1 million on an existing Term Loan, paid $546.0 million to redeem our Series A, Series B and Series C Preferred Stock and paid $11.2 million in debt issuance costs related to the Senior Subordinated Notes and the new senior Term Loan. During the first nine months of 2002, we generated $60.3 million of cash from financing activities. During this time period, we issued 75,000 shares of Series C Preferred Stock for $75.0 million. The offsetting payments in the first nine months of 2002 were payments on our senior credit facilities including the remittance of “Excess Cash Flow” as required by the credit agreement and a prepayment of $5.0 million.

     For a description of the senior credit facilities and the Senior Subordinated Notes, see note 5 of the accompanying unaudited interim consolidated financial statements.

Capital Expenditures

     During the first nine months of 2003, we spent $20.1 million for capital expenditures compared with $16.8 million during the same period in 2002. Capital expenditures for the remainder of 2003 are expected to be approximately $6.0 million. These capital expenditures will primarily be used for equipment replacement, yield improvement in our wafer fabrication facilities and expanding our test and design capacity and capability. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.

Restructuring and Impairment Charges

     Restructuring expense of $0.9 million, consisting primarily of severance costs, was recorded in 2002 concurrent with the MSB Acquisition. Severance costs were determined by estimating the amount that would have to be paid to each terminated employee. Of this amount, $0.7 million was paid by September 27, 2003. The timing of the payment of the remaining accrual of $0.2 million is currently under negotiation. Additionally, during 2001, we recorded restructuring expenses of $5.0 million. As of September 27, 2003, approximately $4.5 million of the total $5.0 million of 2001 restructuring charges had been paid and during 2002, $0.3 million of the 2001 accrual was reversed as original estimates were revised. The remaining $0.2 million from the 2001 restructuring plan is included in the September 2003 restructuring accrual balance. This amount is primarily related to lease termination costs, which are expected to be paid over the lease terms, the last of which ends in July 2005. The restructuring charges were taken after adoption and approval of an exit plan in compliance with the provisions of Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring).” In the future, we may need to further restructure our business, and as a result, we could incur further restructuring charges.

Following is a summary of the restructuring accrual relating to the 2001 and 2002 plans (in millions):

			Balance at
	Balance at		September 27,
	December 31, 2002	Paid in 2003	2003

Severance costs	$0.9	$(0.7)	$0.2
Lease termination costs	0.3	(0.1)	0.2

Total	$1.2	$(0.8)	$0.4

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

     We regularly evaluate the carrying amounts of long-lived assets, including property, plant and equipment and intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. To the extent such evaluation indicates that the useful lives of property, plant and equipment are different than originally estimated, the amount of future depreciation expense is modified such that the remaining net book value is depreciated over the revised remaining useful life. In the quarter ended June 28, 2003, we incurred an impairment charge of $20.0 million related to the write-off of a non-compete agreement.

Goodwill

     During 2001, the FASB issued FAS 142, which requires that, effective January 1, 2002, companies may no longer amortize goodwill. In the year of adoption of FAS 142, an initial transitional goodwill impairment test is required to be performed for existing amounts of goodwill within six months of adoption. Under the guidelines of FAS 142, we assess goodwill for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to which the goodwill is assigned with the unit’s net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, there is no deemed impairment of goodwill and the second step of the impairment test is unnecessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We completed the first step of the transitional impairment test in 2003 and determined that the fair value of our reporting units exceeded their carrying values including goodwill; therefore, no impairment charge was taken and there was no need to proceed to the second step of the goodwill impairment test. We are required to perform the goodwill impairment test at least annually.

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

Stock Options

     We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. Deferred stock-based compensation is recorded when stock options are granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, we determined the estimated fair value of the company’s common stock based on independent valuations. We recorded deferred stock-based compensation of approximately $186,000 and $333,000 for the second and third quarter of 2003, respectively. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options in determining net income or loss. In calculating such fair value, there are certain assumptions that we use, as disclosed in Note 14 to our audited consolidated financial statements, included in our registration statement on Form S-1, No.333-108028, filed with the Securities and Exchange Commission.

     Certain of our options that we issued in 2000 included options to purchase shares of our Series A Preferred Stock and Series B Preferred Stock. Under the terms of these options, the exercise prices changed in conjunction with changes in the accreted value of the related Preferred Stock. We record and adjust compensation expense each reporting period, as required under APB 25, for the intrinsic value generated by the change in the exercise price. During the third quarter of 2003, all options to purchase preferred stock were redeemed, with accrued amounts due being paid in October 2003. This redemption resulted in an additional charge to compensation expense of approximately $2.9 million during the third quarter of 2003.

Recent Accounting Pronouncements

     In November 2002, the FASB issued Interpretation No. 45 (FIN 45), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees or Indebtedness of Others.” FIN 45 elaborates on the existing disclosure requirements for most guarantees, including residual value guarantees issued in conjunction with operating lease agreements. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value of the obligation it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The initial recognition and measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements were effective for financial statements of interim or annual periods ending after December 15, 2002. Adoption of the disclosure requirements and of the recognition and measurement provisions of FIN 45 did not have a material impact on our financial statements.

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

Contractual Obligations and Contingent Liabilities and Commitments

     Other than operating leases for certain equipment and real estate, we have no significant employment contracts, unconditional purchase obligations or similar instruments and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of December 31, 2002, as adjusted to give effect to the issuance of the Senior Subordinated Notes ($70.0 million (principal amount) of which was paid on November 1, 2003), repayment of our original Term Loan, the issuance of the new senior Term Loan, and the redemption of the preferred shares. As of September 27, 2003 there have been no significant changes to our other contractual obligations and contingent liabilities and commitments.

Cash Payments Due by Period (in millions)

					After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

Senior credit facilities	$125.0	$1.3	$2.5	$121.2	$—
Senior Subordinated Notes	200.0	70.0	—	—	130.0

Total long-term debt	325.0	71.3	2.5	121.2	130.0
Operating leases	14.3	5.8	6.1	1.6	0.8
Other long-term obligations, net	.4	.4	—	—	—

Total contractual cash obligations	$339.7	$77.5	$8.6	$122.8	$130.8

     On September 26, 2003, the Company and AMI Semiconductor, Inc. (AMIS), the Company’s wholly owned subsidiary entered into new Senior Secured Credit Facilities (the Facilities) consisting of a $125.0 million Term Loan and an extension of the Revolving Credit Facility, increasing the amount available to $90.0 million. The Term Loan requires a principal payment of $312,500, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on September 26, 2008. The Revolving Credit Facility ($20.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. As of September 27, 2003, no amount was drawn on the Revolving Credit Facility.

     Other long-term liabilities consist primarily of a technical assistance agreement. In 1999, Japan Energy (our previous parent) entered into an agreement with a major semiconductor manufacturer pursuant to which the semiconductor manufacturer would provide certain technology and technological assistance. We agreed to reimburse Japan Energy for the amounts due under the agreement, which is denominated in yen, totaling approximately ¥1 billion (or $9.5 million) over a five-year period. Under a recapitalization agreement, GA-TEK, a subsidiary of Japan Energy, agreed to pay one-half of the remaining outstanding obligation to this semiconductor manufacturer. As of September 27, 2003, the remaining obligation was approximately ¥100 million, or $0.8 million using an estimated exchange rate of approximately $0.00842/¥. The contra-liability as of September 27, 2003 was $0.4 million, representing one-half of the liability.

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

Factors that May Affect our Business and Future Results

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

     During industry downturns or otherwise, we may need to record impairment or restructuring charges. In the first nine months of 2003, we incurred a non-cash impairment charge of $20.0 million related to the write-off of a non-compete provision of an agreement with GA-TEK and Japan Energy. In 2002, we incurred a net non-cash restructuring charge of $0.6 million consisting primarily of severance costs that occurred concurrently with the MSB acquisition. In 2001, we incurred a restructuring charge of $5.0 million related to our effort to manage costs by reducing our worldwide workforce and consolidating operations. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.

     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000, can and have caused our customers to significantly reduce the amount of products ordered from us. Significant rapid reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. While we have not experienced a significant increase in our bad debts, there is a higher risk that our trade receivables will be uncollectible during industry downturns.

A significant portion of our revenue comes from a relatively limited number of customers and devices.

     If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 465 customers in the first nine months of 2003, sales to our 16 largest customers represented 50.3% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 1,400 different products in the first nine months of 2003, the 70 top selling devices represented 50.2% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

We depend on our key personnel.

     Our success depends to a large extent upon the continued services of our chief executive officer, Christine King, and our other key executives, managers and skilled personnel, particularly our analog and mixed signal engineers. Generally our employees are not bound by employment or non-competition agreements and we cannot assure you that we will retain our key executives and employees. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the services of, or failure to recruit, skilled personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.

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

     In particular, the significant decrease in demand for communications equipment that some of our customers are currently experiencing is adversely affecting our operating results. In addition, the declining average selling price of communications equipment places significant pressure on the prices of the components that are used in this equipment. If the average selling prices of communications equipment continue to decrease, the pricing pressure on components we produce may reduce our revenue and our gross profit margin.

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

     In June 2002 we completed the MSB acquisition and we may in the future make acquisitions of complementary companies or technologies. Any future acquisitions would be accompanied by risks, including the following:

•	potential inability to maximize our financial or strategic position, which could result in impairment charges if the acquired company or assets are later worth less than the amount paid for them in the acquisition;

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•	entry into markets or countries in which we may have limited or no experience;

•	potential increases in our indebtedness and contingent liabilities and potential unknown liabilities associated with any such acquisition;

•	diversion of management’s attention due to transition or integration issues;

•	difficulties in managing multiple geographic locations;

•	cultural impediments that could prevent establishment of good employee relations, difficulties in retaining key personnel of the acquired business and potential litigation from terminated employees; and

•	difficulties in maintaining uniform standards, controls and procedures and information systems.

     We cannot guarantee that we will be able to successfully integrate any company or technologies that we might acquire in the future and our failure to do so could harm our business. The benefits of an acquisition may take considerable time to develop and we cannot guarantee that any acquisition will in fact produce the intended benefits.

     In addition, our senior credit facilities and our Senior Subordinated Notes may prohibit us from making acquisitions that we may otherwise wish to pursue.

Risks Relating to Our International Operations

We expect international sales and operations, which expose us to various political and economic risks, to comprise a growing portion of our business.

     With the MSB acquisition, our exposure to risks associated with international sales and operations has increased significantly. As a percentage of total revenue, our historical revenue outside of North America was approximately 59%, 44%, 17% and 20% in the first nine months of 2003 and the years 2002, 2001 and 2000, respectively. We expect sales to customers located in Europe and Asia to comprise an increasing portion of our business. Our manufacturing operations are located in the United States and Belgium, our test facilities and outsourced primary packagers are located in Asia and we maintain design centers in Germany and the Czech Republic and sales offices in other locations in Europe and Asia. International sales and operations are subject to a variety of risks, including:

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

     In 1997 and 1998, business conditions in Asia were severely affected by banking and currency issues. While these conditions have stabilized since 1999, many countries in Asia have recently been affected by the occurrence of severe acute respiratory syndrome, or SARS, which could hamper our operations and have an adverse effect on our business in the affected countries. The continuance or worsening of adverse business and financial conditions in Asia would likely affect our operating results. As a percentage of total revenue, our historical revenue in Asia was approximately 18% in the first nine months of 2003, 20% in 2002, 10% in 2001 and 10% in 2000.

We are subject to risks associated with currency fluctuations.

     A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Following the MSB acquisition, approximately 27% of our revenue in the second half of 2002 and 36% in the first nine months of 2003 was denominated in euros. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. In the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging losses.

Our exposure to foreign labor laws and customs has increased greatly as a result of our increased operational presence in Europe.

     As a result of the MSB acquisition, our presence in Europe grew significantly. We had 904 employees in Europe as of September 27, 2003, most of whom were in Belgium. The employees located in Belgium are represented by unions and have the benefits of collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions.

Risks Relating to Manufacturing

Our success depends on high utilization of our manufacturing capacity.

     An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. In addition, when the agreement with STMicroelectronics terminates in June 2004 or if STMicroelectronics fails to meet its take-or-pay obligation under the agreement, utilization of our fabs could decline. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The current downturn in the semiconductor industry has resulted in a decline in the capacity utilization at our wafer fabrication facilities. If the downturn worsens, our wafer fabrication capacity will be even further under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

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

     We have formed alliances with other wafer fabrication foundries to supplement capacity and gain access to more advanced digital process technologies. If we experience problems with our alliance partners, we may face a shortage of finished products available for sale. We believe that in the future we will increasingly rely upon outsourced wafer manufacturing to supplement our capacity and technology. If our alliance partners, or any other foundries with which we form an alliance, experience wafer yield problems or delivery delays, which are common in our industry, or are unable to produce silicon wafers that meet our specifications with acceptable yields, our operating results could be adversely affected.

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

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $22.0 million in 2002, $20.7 million in 2001 and $52.0 million in 2000. MSB made capital expenditures of $19.8 million in 2001 and $3.3 million in the six months ended June 26, 2002. We anticipate total capital expenditures in 2003 to be approximately $26.1 million, of which $20.1 million has been spent in the first nine months of 2003. We expect that these expenditures will be used to replace equipment and expand our test and design capabilities. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional financing may not be available when needed or, if available, may not be available on satisfactory terms.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others.

     As of September 27, 2003, we held 81 U.S. patents and 149 foreign patents. We also had over 55 patent applications in progress. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

     Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In January 2003, Ricoh Company, Ltd. filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. The case was transferred to the U.S. District Court for the Northern District of Delaware in August 2003. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. Based on information available to us to date, our preliminary belief is that the asserted claims are without merit or, if meritorious, that we will be indemnified (with respect to damages) for these claims by Synopsys, Inc. and resolution of this matter will not have a material adverse effect on our future financial results or financial condition.

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

     Increasingly stringent environmental regulations restrict the amount and types of pollutants that can be released into the environment from our operations. We have incurred and will in the future incur costs, including capital expenditures, to comply with these regulations. Significant regulatory changes or increased public attention to the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs or requiring changes in the way we make our products. For example, Belgium is expected to enact national legislation regulating emissions of greenhouse gases, such as carbon dioxide. However, because we cannot predict the scope or timing of such requirements, we are unable to evaluate the ultimate cost of compliance with this legislation.

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

     AMI Semiconductor, our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness, most of which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor’s capital stock. As of September 27, 2003, our long-term consolidated indebtedness was approximately $325.0 million and our total consolidated debt as a percentage of total capitalization was 63%. Subject to the restrictions in the senior credit facilities and the Senior Subordinated Notes, we and our subsidiaries may incur certain additional indebtedness from time to time.

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

     Unfavorable changes in any of these factors could harm our operating results and our ability to generate cash to service our indebtedness. If we are unable to service our debt using our operating cash flow, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity, each of which could adversely affect the market price of our common stock. However, we cannot assure you that any alternative strategies will be feasible at the time or prove adequate. Also, certain of these strategies would require the consent of our senior secured lenders.

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

Risks Related to our Common Stock

The price of our common stock may be volatile and subject to wide fluctuations.

     The market price of the securities of technology companies has been especially volatile. Thus, the market price of our common stock may be subject to wide fluctuations. If our revenue does not increase or increases less than we anticipate, or if operating or capital expenditures exceed our estimates and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for semiconductor-related stocks or the stock market in general experiences a loss in investor confidence or otherwise falls, the market price of our common stock could fall for reasons unrelated to our business, results of operations or financial condition. The market price of our common stock also might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

We may experience significant period-to-period quarterly and annual fluctuations in our revenue and operating results, which may result in volatility in our stock price.

     We may experience significant period-to-period fluctuations in our sales and operating results in the future due to a number of factors and any such variations may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If this occurs, our stock price could drop significantly.

     A number of factors, in addition to those cited in other risk factors, may contribute to fluctuations in our sales and operating results, including:

•	the timing and volume of orders from our customers;

•	the rate of acceptance of our products by our customers, including the acceptance of design wins;

•	the demand for and lifecycles of equipment incorporating our products;

•	the rate of adoption of integrated mixed signal products in the end markets we target;

•	deferrals of customer orders in anticipation of new products or product enhancements from us or our competitors or other providers of integrated circuits;

•	changes in product mix; and

•	the rate at which new markets emerge for products we are currently developing or for which our design expertise can be utilized to develop products for these new markets.

We are a holding company that depends on dividends from our subsidiaries to meet our cash requirements and we do not anticipate paying any dividends on our common stock in the foreseeable future.

     We are a holding company with no business operations. Our only significant asset is the outstanding capital stock of AMI Semiconductor, our wholly owned subsidiary through which we conduct all our business operations, and certain intangible assets. We will not be able to pay cash dividends on our common stock without receiving dividends or other distributions from AMI Semiconductor. Furthermore, AMI Semiconductor is restricted by the senior credit facilities and the Senior Subordinated Notes from paying dividends or making distributions to us. In any event, we currently expect that our earnings and cash flow will be retained for use in our operations and to service our debt obligations. Even if we determined to pay a dividend on or make a distribution in respect of our common stock, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend or distribute funds to us or that applicable state law and contractual restrictions will permit such dividends or distributions.

Our principal stockholders exert substantial influence over us and may exercise their control in a manner adverse to your interests.

     As of September 27, 2003, Francisco Partners, Citigroup Venture Capital Equity Partners, or CVC, and Japan Energy together beneficially own 39,953,793 shares, or approximately 55.2%, of our outstanding common stock. During October 2003, Francisco Partners and CVC exercised warrants and received 8,942,689 additional common shares. With these additional shares, the ownership percentage of Francisco Partners, CVC, and Japan Energy is approximately 60.1% These stockholders are party to a shareholders’ agreement, pursuant to which these stockholders have the power to direct our affairs and will be able to determine the outcome of all matters required to be submitted to stockholders for approval, including the election of a majority of our directors, any merger, consolidation or sale of all or substantially all of our assets and amendment of our certificate of incorporation. Because a limited number of persons control us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.

Delaware law and provisions of our charter documents could discourage potential acquisition proposals and could delay, deter or prevent a change in control.

     The anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our amended and restated certificate of incorporation and by-laws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

•	a requirement that special meetings of stockholders may be called only by our board of directors, the chairman of the board (if any), the president or the secretary;

•	advance notice requirements for stockholder proposals and nominations; and

•	the authority of the board to issue, without stockholder approval, preferred stock with such terms as the board may determine.

Significant fluctuations in the market price of our common shares could result in securities class action claims against us.

     Significant price and value fluctuations have occurred with respect to the publicly traded securities of semiconductor companies and technology companies generally. The price of our common shares is likely to be volatile in the future. In the past, following periods of decline in the market price of a company’s securities, class action lawsuits have often been pursued against that company. If similar litigation were pursued against us, it could result in substantial costs and a diversion of management’s attention and resources, which could materially and adversely affect our results of operations, financial condition and liquidity.

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

     On November 1, 2003, the Company used proceeds from the IPO and the new Term Loan to redeem 35% of the Senior Subordinated Notes for $77.5 million, plus accrued interest to the date of redemption. This amount included a premium of $7.5 million, or 10.75% of the principal amount, which was charged to expense in November 2003.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

     We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the District of Delaware alleging infringement of a patent owned by Ricoh. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. Although the basis for infringement is not clear at this time, the allegations are premised, at least in part, on the use of software we licensed from Synopsys, Inc. Synopsys has agreed to assume the sole and exclusive control of our defense relating to our use of the Synopsys software pursuant to the indemnity provisions of the Synopsys software license agreement, subject to the exceptions and limitations contained in the agreement. Synopsys will bear the cost of the defense as long as it is controlling the defense. However, it is possible that we may become aware of circumstances, or circumstances may develop, that result in our defense falling outside the scope of the indemnity provisions of the Synopsys software license agreement, in which case we would resume control of our defense and bear its cost, or share the cost of the defense with Synopsys and any other similarly situated parties. On August 29, 2003 the United States District Court for the District of Delaware granted the defendants motion to transfer the case to the United States District Court for the Northern District of California, where Synopsys currently has an action for declaratory judgment pending against Ricoh. Based on information available to us to date, our preliminary belief is that the asserted claims against us are without merit or, if meritorious, that we will be indemnified (with respect to damages) for such claims by Synopsys, and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available.

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

Item 2: Changes in Securities and Use of Proceeds

The IPO

     On September 26, 2003, we completed our initial public offering of 25,145,000 shares of common stock at a price to the public of $20 per share. Net of total offering expenses, some of which were included in accrued expenses as of September 27, 2003, we raised approximately $471.0 million. We used the net proceeds of the offering, together with the borrowings under our new $125.0 million senior Term Loan, to redeem all of our outstanding shares of preferred stock for approximately $465.2 million, and to repay in full our original senior Term Loan for approximately $39.9 million. We offset redemption payments to the stockholders with outstanding loans by the full amount owed on such loans. Additionally, subsequent to the end of third quarter 2003, we redeemed a portion of Senior Subordinated Notes for approximately $77.5 million and options to purchase shares of preferred stock for approximately $4.2 million.

Shares Issued upon Exercise of Stock Options

     During the period covered by this report, the company issued an aggregate of 517,612 shares of its common stock upon the exercise of stock options granted under its Amended and Restated 2000 Equity Incentive Plan. The aggregate consideration received by the company for the exercise of such options was $347,648. These securities were issued in transactions exempt from the registration requirements of the Securities Act in reliance on Rule 701 of the Securities Act.

Item 3: Defaults Upon Senior Securities

None.

Item 4: Submission of Matters to a Vote of Security Holders

     In September 2003, a majority of the outstanding shares of common stock of the company approved by written consent the taking of the following actions in connection with our initial public offering:

•	The merger of a wholly-owned subsidiary with and into the company, and all actions related thereto;

•	The amendment and restatement of bylaws of the company and all actions related thereto;

•	The amendment and restatement of the certificate of incorporation of the company and all actions related thereto;

•	The one-for-three reverse stock split of the common stock of the company and all actions related thereto;

•	The amendment and restatement of the company’s 2000 Equity Incentive Plan and all actions related thereto, including the reservation from the authorized but unissued common stock of the company 11,853,635 shares which may be issued pursuant to the 2000 Equity Incentive Plan; and

•	The adoption of the 2003 Employee Stock Purchase Plan and all actions related thereto, including reservation from the authorized but unissued common stock of the company 2,308,827 shares which may be issued pursuant to the 2003 Employee Stock Purchase Plan.

     In addition, in September 2003, a majority of the outstanding shares of each of the Series A Senior Preferred Stock and the Series B Junior Preferred Stock of the company approved by written consent the taking of the following actions in connection with our initial public offering:

•	The merger of a wholly-owned subsidiary with and into the company, and all actions related thereto;

•	The amendment and restatement of the certificate of incorporation of the company and all actions related thereto; and

•	The one-for-three reverse stock split of the common stock of the company and all actions related thereto.

     In each case, all such actions were effected in compliance with Section 228 of the Delaware General Corporation Law.

Item 5: Other Information

Not applicable.

Item 6: Exhibits and Reports on Form 8-K

(a) Exhibits

10	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

     On September 24, 2003, the company filed a current report on Form 8-K which attached and incorporated by reference a press release relating to the pricing of the initial public offering of shares of the company’s common stock, par value $0.01 per share, pursuant to the company’s Registration Statements on Form S-1 (File Nos. 333-108028 and 333-109063).

     On August 4, 2003, the company furnished a current report on Form 8-K which announced the company’s financial results as of and for the three and six months ended June 28, 2003 and certain other information. A copy of the company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

		By:	/s/ Christine King

Dated:	November 12, 2003		Christine King
President and Chief Executive Officer

		By:	/s/ Brent Jensen

Dated:	November 12, 2003		Brent Jensen
Senior Vice President and Chief Financial Officer