Form 10-K
period 2003-12-31
AMIS HOLDINGS INC
filed 2004-03-24
CIK 1161963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13

OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year ended December 31, 2003

Commission File Number 0-50397

AMIS Holdings, Inc.

(Exact name of Registrant as Specified in Its Charter)

Delaware	51-0309588
(State of incorporation)	(I.R.S. Employer Identification Number)

2300 Buckskin Road Pocatello, ID (Address of principal executive offices)	83201 (Zip Code)

(Registrant’s telephone number, including area code)

(208) 233-4690

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Title of each class	Name of each exchange on which registered

Common stock, $0.01 par value	Nasdaq National Market

      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2).     Yes ☐          No ☑

      State the aggregate market value of the voting and non-voting common equity held by nonaffiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. Not applicable.

      The number of shares of the registrant’s common stock outstanding as of March 4, 2004 was 82,255,539.

DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the registrant’s proxy statement relating to the registrant’s 2004 Annual Meeting of Stockholders to be held on or about June 10, 2004 are incorporated by reference into Part III of this report.

PART I

Item 1.	Business

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

      This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of their dates. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties, including those identified under “Factors that May Affect Our Business and Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include general economic and political uncertainty, conditions in the semiconductor industry, changes in the conditions affecting our target markets, manufacturing underutilization, fluctuations in customer demand, raw material costs, exchange rates, timing and success of new products, competitive conditions in the semiconductor industry and risks associated with international operations. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur.

Overview

      We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. Integrated mixed signal semiconductor products are an essential part of any electronic system that interacts with the real world. Integrated mixed signal products interpret and manage analog inputs such as light, heat, pressure, power and radio waves so that these inputs can be processed by digital control circuitry and used to drive devices such as motor controllers or industrial switches or to communicate with an external system. Integrated mixed signal products combine analog and digital semiconductor functionality on a single integrated circuit to perform complex functions, such as monitoring human heart rates, as well as simpler tasks, such as determining air pressure in tire pressure gauges. We focus on developing our integrated mixed signal semiconductor products based on our customers’ specifications and requirements incorporating their proprietary intellectual property. We work closely with each customer to integrate their industry-specific intellectual property into a custom semiconductor product that they use to differentiate their products in the marketplace. We add value to our customers’ products by providing significant mixed signal design expertise, an extensive analog and mixed signal intellectual property portfolio and systems-level design expertise. We support our customers’ long product lifecycles and manufacturing requirements with our proven proprietary process technologies and our flexible manufacturing model.

      We are a holding company and conduct all our business operations through AMI Semiconductor, Inc., our wholly owned subsidiary, and its subsidiaries. We were incorporated in Delaware in 1988. Our headquarters are located in Pocatello, Idaho, and we have wafer fabrication facilities in Pocatello, Idaho and Oudenaarde, Belgium.

      Our predecessor company was founded in Santa Clara, California in 1966 as American Microsystems, Inc. to design and manufacture analog and mixed signal integrated circuits. American Microsystems was taken public in the late 1960s. In the 1980s, American Microsystems shifted its focus to the design and manufacture of mixed signal and digital custom integrated circuits and in 1985 American Microsystems entered the digital conversion ASIC business when it completed its first significant conversion project. Our predecessor was acquired by Gould Inc. in 1982, which in turn was acquired by a company now known as Nippon Mining Holdings Inc. (Nippon Mining) in 1988. Between 1988 and 2000 our predecessor operated at various times as subsidiary and a division of Nippon Mining. In 2000 the division was spun out into a subsidiary, and in December 2000 the subsidiary, Nippon Mining and new investors engaged in a recapitalization transaction pursuant to which the subsidiary was renamed AMI Semiconductor, Inc. and became our wholly owned subsidiary. In June 2002 we acquired the Mixed Signal Business of Alcatel Microelectronics.

      Our website is located at www.amis.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports are available free of charge on our website as soon as reasonably practicable after such material has been filed with, or furnished to, the SEC.

Industry

      Semiconductors are critical components that serve as a fundamental building block in a broad array of products. Over time, semiconductor suppliers have continuously offered more feature-rich, lower cost products. As a result, semiconductors have played an important role in enabling and enhancing computing, communications and consumer electronic applications. As technology continues to penetrate most aspects of daily life, semiconductors are increasingly playing an important role in many other economic sectors, including the automotive, medical and industrial markets. Semiconductors have penetrated these real world applications, in part, due to their ability to monitor, sense, control and communicate between digital and analog environments. For example, in the automotive sector, semiconductors are used to enhance vehicle performance and safety as well as provide real time diagnostic information. In the medical sector, semiconductors are used to improve the quality of medical imaging and patient treatment and diagnostics as well as enable high performance implantable and portable devices such as pacemakers, glucose monitors and hearing aids. In the industrial sector, semiconductors are used to augment the performance of a broad range of products, including security systems, home appliances and automation equipment. According to Gartner Dataquest, the semiconductor content of electronic systems used in automotive, medical and industrial products is expected to represent 14.7% of the total cost of those systems in 2006, up from 11.2% in 2002. The semiconductor industry is estimated by Gartner Dataquest to have generated revenue of $177 billion in 2003 of which the automotive, medical and industrial end markets represent $26.9 billion, or 15.2%.

Our Solution

      We design and manufacture customer specific integrated mixed signal products for a broad range of markets, with focus on our target automotive, medical and industrial markets. Our integrated mixed signal products are characterized by high quality and reliability, low power consumption and high levels of integration and functionality. We have a detailed systems-level understanding of our customers’ businesses, and we often work as an extension of our customers’ research and development teams to design and manufacture differentiated integrated mixed signal products for specific end markets. Our systems architects and integrated mixed signal engineers utilize our extensive library of semiconductor building block circuit designs, design tools and methodologies, along with our proprietary process technologies, to quickly integrate multiple, customer-specified functions into cost-effective solutions.

      Our products have long lifecycles and revenue streams, with an average life of five to seven years. We believe we are the sole-source provider for most of the integrated mixed signal products we provide to our customers.

      Key benefits of our integrated mixed signal solutions are:

•	Enabling Our Customers to Differentiate Their Products. Our products are the result of close collaboration with our customers and our thorough knowledge of our customers’ end markets. Together with our customers, we work to design their intellectual property into our semiconductor components to facilitate the differentiation of their products in the marketplace. We have an extensive intellectual property portfolio and over 30 years of experience in building complex, customer specific highly integrated mixed signal solutions. With approximately 220 design engineers as of December 31, 2003, we have developed an extensive library of integrated circuit designs optimized for our customers’ end use applications. We provide products that are feature-rich, power efficient, high performance and lower cost than our customers’ internally developed solutions or solutions built with standard semiconductors.

•	Improving Time-to-Market for Our Customers. We enable our customers to get to market quickly. We help our customers take advantage of our design expertise, proven process technology, intellectual property and flexible manufacturing facilities to create differentiated products quickly. By leveraging our core competencies, we eliminate the need for our customers to maintain large internal design teams, to design basic circuit blocks, to acquire expertise in integrating these blocks and to de-bug processes in their own fabs. As a result, we can deliver to our customers a wide variety of high quality products with capabilities that they would generally be unable to provide internally on a timely basis.

•	Integrating Systems-Level Functionality into Our Products. We utilize our systems architects and their end market experience to optimize our product designs to meet our customers’ needs. These systems architects work with our customers to define the feature set, create design specifications and identify discrete building block circuit designs to be integrated into comprehensive integrated mixed signal solutions we build for our customers. The ability to integrate these building blocks quickly and efficiently permits our customers to achieve the desired system functionality using our integrated mixed signal products while maximizing performance and cost-effectiveness and minimizing time-to-market.

•	Leveraging Proprietary Proven Process and Manufacturing Technology. Our wide ranging base of proprietary integrated mixed signal manufacturing technologies, including precision analog and high voltage technologies, enables us to maximize our product performance by matching the optimal technologies with our customers’ end use applications. Furthermore, we have developed advanced logistics and infrastructure to enable us to switch process technologies used in our fabrication facilities quickly and efficiently, which allows us to serve a broad array of customers with a wide variety of process technology needs. Finally, we focus on manufacturing integrated mixed signal and digital semiconductors with long lifecycles utilizing established and proven process technologies, thereby reducing technology risk for our customers.

•	Committing to Customers for the Long Term. We spend the required time and allocate sufficient design resources to our customers to help them get through the long product development and qualification process in the automotive, medical and industrial markets. We also support our customers’ manufacturing needs throughout their products’ lifecycle. Many of our largest customers by revenue have conducted business with us for over 10 years.

The AMI Semiconductor Strategy

      Our objective is to be the leading provider of integrated mixed signal semiconductors. Key elements of our strategy include:

•	Leveraging Our Integrated Mixed Signal Capabilities and Systems-Level Knowledge to Further Penetrate Our Target Markets. We intend to leverage our investment in our intellectual property, design platform and manufacturing process to continue helping our customers develop new products for the automotive, medical and industrial markets. We have built significant integrated mixed signal engineering, process technology and intellectual property capabilities. In addition, we possess a systems-level understanding of our customers’ businesses. We are positioned to address the challenges facing our customer base with higher functionality, smaller form factor, lower power, improved price for performance and faster time-to-market products. We are continuing to build new mixed signal and system-on-chip building blocks and process technologies to keep our customers at the leading edge of product functionality. We use our base of technologies and manufacturing capabilities to help customers in our target markets deliver differentiated products and to establish our company as a key supplier and partner for our customers.

•	Driving Market Share Through Our Focus on Targeted End Markets and Customers. We intend to continue to build and leverage close customer relationships to maintain our position as a leading provider of customer specific integrated mixed signal products for our target markets. By focusing on the automotive, medical and industrial markets, we develop a better understanding of the unique component solution requirements of our customers. Many of our customers depend on us for components that are fundamental to their products and use our engineering and design capabilities as an extension of their research and development teams. We believe we are a sole source provider for approximately 85% of the products we sell.

•	Developing and Broadening Our Customer Relationships by Providing Mixed Signal Foundry Services and Structured Digital Products. In addition to our integrated mixed signal products, we provide mixed signal foundry services and structured digital products to our customer base. Our mixed signal foundry services allow us to develop relationships with existing foundry customers that may develop into integrated mixed signal customers over time. In addition, our mixed signal foundry services allow us to enhance utilization of our existing facilities, process technology and intellectual property. Our structured digital products represent a next generation approach to traditional custom digital semiconductor products and programmable logic conversions. This product offering enables our customers to benefit from faster time-to-market and reduced engineering and production costs. In combination, these businesses enable us to: (i) offer a more complete product and services offering to our target market customers; (ii) cross-sell various products and services to our customers; and (iii) participate in other end markets such as computing and communications.

•	Winning New Business by Offering Long-Term Support over the Complete Design and Production Lifecycle. We support our customers through the long lead time often associated with the design and qualification of custom semiconductors. We assure customers that sell products with long lifecycles of a dependable source for their critical semiconductor components by retaining processes, technologies and products in manufacturing as long as business demand remains at reasonable levels. Supporting our customers during both development and production, over a wide range of production volumes, differentiates us from our competition, enables us to maintain attractive pricing over the lifecycle of our products and helps us obtain new business.

•	Pursuing Growth Through Targeted Acquisitions. We intend to evaluate acquisition opportunities that we believe will increase our market share in our target markets, improve our portfolio of intellectual property or strengthen our customer base. We believe that the semiconductor industry is undergoing a period of product rationalization and consolidation. Further, we believe that time-to-market and economic pressures are leading certain of our customers and competitors to seek to divest their captive or non-strategic businesses. We have participated in this consolidation by acquiring the Mixed Signal Business of Alcatel Microelectronics in June 2002.

Products and Services

      Our products and services are organized into three business segments: integrated mixed signal products, mixed signal foundry services and structured digital products. For financial information concerning our segments, see note 18 to our consolidated financial statements included in this annual report. The foundation of our business is based on our mixed signal engineering and system level design expertise, extensive library of proprietary mixed signal building blocks, proven process technologies, flexible manufacturing model and structured digital products platform. We provide our customers a range of products and services including design and manufacturing of complex integrated mixed signal products, building blocks to complement our customers’ intellectual property, manufacturing services for customer-designed silicon products and cost optimization platforms and products. While most of our customers initially use one of our products or services, many are attracted to us because of the breadth of our offering and the ability to utilize different parts of our business over time. We help our customers differentiate their products by embedding their intellectual property in silicon and delivering products with expanded functionality and better cost for performance.

     Integrated Mixed Signal Products (53.1% of 2003 revenue)

      We design and manufacture complex customer specific integrated mixed signal products for a variety of markets. We work closely with our customers throughout the design period, typically lasting from six to 24 months, thereby establishing long-term working relationships. Our design libraries and design software enable us and our customers to design highly integrated mixed signal products more efficiently and accelerate time-to-market by providing a common platform on which both system designers and circuit designers can collaborate. Our integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. We focus on integrating the following three main building block interfaces to the real world:

      Sensor Interfaces. Sensors transform real world stimuli such as temperature and pressure into analog electrical signals. The proliferation of sensors and the requirement to interface with those sensors have expanded the market for integrated mixed signal products. Our integrated mixed signal sensor interfaces enable our customers to create products that are small in size and consume less power, which are attractive attributes for sensors in the automotive, medical and industrial markets. In the automotive field, we have worked with large automotive customers to provide sensor interfaces for angular position sensing used in applications such as steer-by-wire or throttle position sensing. In the medical diagnostics field, we have worked with customers in the medical end market to develop integrated mixed signal solutions for high volume applications, such as blood glucose monitoring, internal temperature measurement and body fat measurement.

      Controls. Most equipment in the automotive, medical and industrial markets operates in high voltage environments. Digital semiconductors usually operate in low voltage environments. Our integrated mixed signal high voltage control products can amplify, condition and regulate analog signal inputs and outputs ranging from five to 100 volts. Utilizing our proprietary design techniques and proprietary high voltage manufacturing processes, we can create cost-effective, energy efficient single chip solutions for high voltage systems. High voltage control applications include headlamp drivers and motor control for positioning of headlamp systems for automotive suppliers, as well as arc fault detection and circuit control for industrial suppliers.

      Communication Products. Low data rate wireless functionality enables digital messages to be sent over moderate distances using a low power connection. Low data rate solutions are widely used in the automotive, medical and industrial markets. These markets are not addressed by the relatively high cost, high power consumption, high data rate wireless products such as those used in wireless phones. Our products are optimized for low cost and low power and are used by industrial and automotive end market customers in applications such as wireless home security and keyless entry. One of our products in development is a blood sugar monitor for diabetics that is embedded under the skin to measure blood sugar levels and communicates wirelessly to a display on a wristwatch. We also offer wired communication products for such applications as in-vehicle control and industrial networking.

     Mixed Signal Foundry Services (25.6% of 2003 revenue)

      We provide mixed signal semiconductor manufacturing services primarily to electronic systems manufacturers and semiconductor companies that have completed their own designs but do not have their own fabrication facilities or have otherwise chosen to outsource to us. In 2003, over 90% of our foundry services revenue came from the manufacture of mixed signal products. We target the mixed signal products market for automotive, medical and industrial applications characterized by small to medium volume production runs not targeted by our larger competitors. Furthermore, we focus on customers and target markets that leverage our mixed signal technology and manufacturing expertise. We manufacture semiconductors with long lifecycles that utilize established process technologies, thereby reducing technology risk for our customers. Typical applications serviced by our mixed signal manufacturing business include implantable medical devices and sensing circuits for military and high voltage consumer and communications devices. We are a leading supplier of semiconductors for the cardiac rhythm management market.

      We believe we are typically the sole-source provider of a particular device for our foundry customers. We also leverage our long-term relationships with foundry customers to sell them our integrated mixed signal products and design services and to expand our mixed signal and custom digital intellectual property portfolio.

Structured Digital Products (21.3% of 2003 revenue)

      To address the rising costs associated with digital semiconductor design and manufacturing, we work with customers to convert programmable logic integrated circuits and field programmable gate arrays, or FPGAs, into highly cost-effective structured digital products. We offer customers our proprietary architecture, processes and manufacturing expertise to enable higher performance and efficiency in the conversion process and the final structured digital product. We focus on moderate to high volume products with intermediate degrees of design complexity. We have been an innovator in the digital conversion market since 1985 and have created many methodologies and software tools, including our proprietary NETRANS® software, that have enabled us to develop a leading position in this market. Structured digital products are used in a wide variety of applications, including communications infrastructure, medical imaging, automotive and high-density disk storage, and can vary in complexity.

      Customers often would like to obtain the higher performance and lower price of products customized for their system, but instead settle, at least initially, for higher priced programmable logic integrated circuits or FPGAs that enable faster time-to-market. Once these products reach production volumes, however, conversion to a custom product for the balance of the product life can reduce costs considerably while improving performance. While FPGAs offer greater flexibility and faster time-to-market since they can be configured by the customer on site rather than customized in a fab, our structured digital products offer lower per unit cost, higher levels of integration, greater processing speed and lower power consumption.

      Our XPressArrayTM product platform became commercially available in 2003. Our XPressArrayTM product platform allows our customers to convert FPGAs into cost-effective structured digital products with higher performance and efficiency using our proprietary architecture, design software, processes and manufacturing expertise. We have specifically focused our design efforts and intellectual property in the XPressArrayTM product platform to enable rapid and accurate conversion from an FPGA to our product so that it will perform seamlessly in a system initially designed with an FPGA.

      We use Taiwan Semiconductor Manufacturing Company’s 0.18 micron leading-edge process technology to manufacture elements common to each XPressArrayTM product. Custom functionality is achieved using our internal, low-cost 0.35 micron and 0.25 micron technologies to create the final circuit connections. This unique hybrid manufacturing approach enables a product that has very fast time-to-market because of our flexible internal manufacturing capabilities and low cost because we are able to use significantly fewer expensive semiconductor photomasks when compared to a typical custom digital product. We believe our XPressArrayTM product platform will provide our customers with significant reductions in development time and low engineering costs while decreasing their semiconductor unit costs considerably.

Customers and Applications

      The following table sets forth our principal end markets, the percentage of revenue for 2003 in each end market and some specific applications for our products during 2003:

						Computing,
						Consumer and
End Markets	Automotive	Industrial	Communications	Medical	Military	Other

Percentage of revenue for 2003	24.8%	20.7%	21.7%	12.8%	8.2%	11.8%
Applications	Digital compass Engine management Headlight controls	Industrial networking Circuit protection Wireless security	Broadband analog Wireless base stations Switches Routers	Medical imaging Pacemakers Blood glucose monitor	Cockpit displays Missile guidance Infrared imaging	Printers Power management Storage systems

      In 2003, our 30 largest customers accounted for 63.6% of our revenue. Our only customer representing more than 5% of our revenue for that period was STMicroelectronics at 7.8%. In June 2004, the take-or-pay contract that is in place with STMicroelectronics will expire (as discussed in Management’s Discussion and Analysis of Financial Condition and Results of Operations) and we expect STMicroelectronics to decrease as a percentage of our total revenue at that point. While no single customer made up 5% or more of our historical revenue in 2002 or 2001, our 30 largest customers accounted for 61.2% and 58.3%, respectively, of our historical revenue in 2002 and 2001.

Sales

      We sell our products through direct sales personnel, independent sales representatives and licensed distributors worldwide.

      We believe that maintaining a technically competent and highly focused group of direct sales personnel is the most efficient way to serve our current customers and to develop and expand our markets and customer base worldwide. Our direct sales organization includes regional sales managers, field application engineers, account managers and manufacturers representatives. Our direct sales personnel are divided geographically throughout North America, Europe and the Asia Pacific region to provide localized technical support. We have strategically located our sales and technical support offices near concentrations of major customers. As of December 31, 2003, we had 51 direct sales personnel, of which 27 people covered North America, 21 covered Europe and three covered the Asia Pacific region.

      We use our independent sales representatives network to service primarily integrated mixed signal and structured digital products customers and distribute our products primarily in North America and the Asia Pacific region, and for a small percentage of our sales, in Europe. Our direct sales personnel support independent sales representatives by regularly calling on existing and prospective customers. Our mixed signal foundry services direct sales personnel call on the customer generally without use of the independent sales representatives. During 2003, 2002 and 2001 we derived approximately 50.5%, 68.4% and 90.9%, respectively, of our historical revenue from independent sales representatives. Independent sales representatives in North America do not offer other products that compete directly with our products. Our agreements with our independent sales representatives are usually terminable by either party on relatively short notice. Typically in North America, orders flow from the customer to one of our independent sales representatives; in Europe, customers tend to order directly from us. Our independent sales representatives do not normally carry any product inventory.

      We sell our products through authorized distributors only upon the customer’s request. During 2003, 2002 and 2001 only 2.1%, 3.2% and 4.9%, respectively, of our historical revenue were derived from authorized distributors. Similar to our contracts with independent sales representatives, our agreements with our authorized distributors are usually terminable by either party on relatively short notice.

Research and Development

      Our research and development efforts focus on design methodology, intellectual property and process technology for integrated mixed signal and structured digital products. We have continued to improve our manufacturing processes, design software and design libraries. We also work closely with our major customers in many research and development activities, including joint intellectual property development, to increase the likelihood that our products will be more easily designed into our customers’ products and consequently achieve rapid and lasting market acceptance. Areas of focus in intellectual property development include developing our library of microcontroller, motor control, data conversion, wireless and low power building blocks.

      We enhance our research and development efforts through our affiliations with the academic institutions or the teaching staff in the United States at Idaho State University, Montana State University, the University of Idaho, Boise State University, Brigham Young University and the University of Utah. We retain ownership or exclusive rights to any intellectual property created under contract with these institutions. We maintain all rights to information disclosed by us to these institutions. We own or have license rights to intellectual property created under contract with these institutions. We have a research contract with Interuniversity MicroElectronics Center, or IMEC, a large European independent microelectronics research center that gives us non-exclusive rights to use certain jointly-developed technologies. We also have collaborations programs in Europe such as with the University of Leuven, University of Gent, and the Research Institute in Laussanne.

      Our historical expenditures for research and development for 2003, 2002 and 2001 were $70.3 million, $52.1 million and $42.1 million, respectively, representing 15.5%, 15.1% and 12.9% of revenue in each of the respective periods.

Intellectual Property

      We rely on a combination of patent, copyright, maskwork rights, trademark and trade secret laws and contractual restrictions to establish the proprietary aspects of our business and technology across all three of our principal product and services groups. As of December 31, 2003, we held 73 U.S. patents and 117 foreign patents. We also had over 50 patent applications in progress. The patents are based primarily on circuit design and process techniques. Our patents have a typical duration of 20 years from application date. At the end of 2004, approximately 21% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents or that any issued patents will survive challenges to their validity. However, we believe that the loss of any one of our patents would not materially affect our business. We have licensed our design libraries and software to selected customers to design products that are then manufactured by us. We may also license technology from third parties to incorporate into our design libraries.

      As part of the MSB acquisition, we acquired a perpetual fully paid license from STMicroelectronics for certain Complimentary Metal Oxide Semiconductor, or CMOS, and Bipolar Complimentary Metal Oxide Semiconductor, or BiCMOS, mixed signal process technology down to 0.35 micron, as well as other intellectual property. CMOS and BiCMOS are two of the most common methods used to manufacture semiconductors. We also have an agreement with Hitachi relating to technology assistance for our development of process technology down to 0.22 micron. This agreement terminates in October 2004.

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

      In the event that any third party causes us or any of our customers to discontinue using certain process technologies, we believe that such an outcome would not have a long term material and adverse effect, as we could design around such technologies. In any event, the process technologies we use are widely employed throughout our competitive landscape, and thus any such discontinuance would not only impact us, but would also affect our competitors.

      We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the Northern District of California alleging infringement of a patent owned by Ricoh. See “Item 3. Legal Proceedings” for a more complete description of the Ricoh claim.

Manufacturing

      We typically initiate production of our products only after we receive orders from our customers. As a result, we generally do not carry significant levels of finished goods inventory.

      The production of our semiconductor products is a complex process that can be broadly divided into three primary stages:

•	fabricating the semiconductor circuit on a wafer, which is a round, flat piece of silicon on which one to several thousand semiconductor circuits can be built;

•	packaging the semiconductor circuit by slicing the wafer into individual semiconductor circuits, or die and placing these die into a package for insertion onto a printed circuit board; and

•	testing the packaged semiconductor circuit.

      We manufacture wafers at our 5-inch fab and an 8-inch fab located in Pocatello, Idaho and our 4-inch fab and a 6-inch fab located in Oudenaarde, Belgium. Our wafer fabrication technology is based on CMOS, BiCMOS and high voltage processes.

      Our integrated mixed signal products customers and mixed signal foundry customers do not typically require us to maintain process technologies below 0.35 micron. As a result, our capital expenditure requirements are often less as a percentage of revenue than purely digital semiconductor companies which invest in higher cost process technologies below 0.35 micron. We purchase 0.18 micron CMOS wafers from TSMC which we use in our XPressArrayTM product platform. Our XPressArrayTM products are initially processed in an advanced 0.18 micron digital CMOS process at TSMC and then completed with our own 0.35 micron or 0.25 micron process in our own fab. This process combination gives our XPressArrayTM products 0.18 micron performance without incurring the capital expenditure needed to maintain our own 0.18 micron fab. In the future, we intend to either process mixed signal devices below 0.18 micron internally or seek an external source for technology of such geometry.

      Fabricated wafers are transferred to packaging facilities. We perform wafer and packaged die testing at our facilities in Manila, Pocatello and Oudenaarde and we also use subcontractors. A significant portion of our testing is performed at our 85,600 square foot facility in Manila, which was established in 1980 and is equipped with a variety of testers and auto handling equipment that complement the variety of packages and circuits that we manufacture. We also outsource back-end packaging and testing to a number of subcontractors in Asia. The table below sets forth information with respect to our wafer fabrication facilities, products and technologies:

		Installed
		Annual
		Equipment	Wafer
Location	Products/Functions	Capacity	Diameter

Pocatello	CMOS Wafers, 1 micron and above, 2 to 3 metal levels	170,000	5”
	CMOS Wafers, 0.6 micron to 1 micron, 2 to 3 metal levels	110,000	5”
Pocatello	CMOS Wafers, 0.35 micron to 0.8 micron, 2 to 5 metal levels	57,000 (1)	8”
Oudenaarde	BiCMOS Wafers, 1 micron, 2 metal levels	153,000	4”
Oudenaarde	BiCMOS Wafers, 0.35 micron to 1 micron, 2 to 5 metal levels	116,000 (2)	6” (3)

(1)	By adding additional equipment, production capacity at our 8-inch fab could be increased to 225,000 wafers per year.

(2)	By adding additional equipment, production capacity at our 6-inch fab could be increased to 175,000 wafers per year.

(3)	The equipment at our 6-inch fab can be scaled to 8-inch wafers.

      Our manufacturing processes use many raw materials, including silicon wafers, copper lead frames, molding compounds, ceramic packages and various chemicals and gases. We obtain raw materials and supplies from a large number of sources. Although supplies of raw materials are currently adequate, shortages could occur in various essential materials due to interruption of supply or increased demand in the industry.

      Our manufacturing groups also go through stringent certifications to support our focus on our target markets of automotive, medical and industrial. These markets have very demanding requirements for quality and reliability. The following standards require third party auditing to receive certification. We were the first semiconductor company to independently certify to the MIL-PRF-38535 QML standard. In 2002 we became the first pure-play custom integrated circuit manufacturer to attain certification to the telecom TL9000 R3 standard. We became an ISO9000 certified company in 1994, received the QS9000 automotive certification in 1997, a STACK supplier certification in 2000, and earned several government sponsored Quality Awards. Our current certification achievements include the ISO/ TS16949:2002 worldwide automotive standard and the ISO14001:1996 Environmental standard.

Backlog

      Backlog is typically recorded only upon receipt of a written purchase order from a customer. Reported backlog represents products scheduled to be delivered within six months. Backlog is influenced by several factors including market demand, pricing, customer order patterns and changes in product lead times. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred the non-recurring engineering fee in full before production begins, customers generally have given careful consideration to the orders they place, and generally do not cancel orders. However, there is no guarantee that backlog will ultimately be realized as revenue. Backlog was $128.4 million as of December 31, 2003 and $97.7 million as of December 31, 2002.

      Backlog should not be taken as an indicator of our anticipated revenue for any particular future period. Line items recorded in backlog may not result in revenue within six months for several reasons, including: (a) certain customer orders within backlog may not be able to be recognized as revenue within six months (i.e., we, for various reasons, may be unable to ship the product within the specified time frame promised); (b) certain customer order delivery dates may be delayed to a subsequent period by our customers; and (c) certain customer orders may even be cancelled at our customers’ request. These items have often been offset, and exceeded by, both (a) new customer orders that are booked subsequent to the backlog reporting date and delivered to the customer within six months and (b) customer orders with anticipated delivery dates outside six months and subsequently shipped sooner than originally anticipated. The amount of revenue recognized in excess of backlog during any six-month period varies and depends greatly on overall capacity in the semiconductor industry and capacity in our manufacturing facilities. We do not routinely monitor the extent of backlog cancelled, pushed out for later delivery or accelerated for earlier delivery.

Financial Information About Geographic Areas

      For financial information about geographic areas, see note 18 to our consolidated financial statements. For risks relating to our foreign operations, see “Factors that May Affect Our Business and Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

      We compete in highly competitive markets. Although no one company competes with us in all of our product lines, we face significant competition for products in each of our three business areas from domestic, as well as international, companies. Some of these companies have substantially greater financial, technical, marketing and management resources than we have.

      Our integrated mixed signal product competitors include larger diversified semiconductor suppliers, such as STMicroelectronics and Texas Instruments, and smaller end market focused suppliers, such as Elmos and Zarlink. In providing mixed signal foundry services, we principally compete with the internal manufacturing capabilities of our customers. Altera and Xilinx are our principal competitors for our structured digital products. In addition, companies such as Maxim, Microchip, Linear Technology, LSI Logic and IBM have skills and base capabilities similar to ours but we do not generally compete with these companies on a direct basis.

      We compete with other customer specific semiconductor solutions providers based on design experience, manufacturing capability, depth and quality of mixed signal intellectual property, the ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and sales and technical support personnel. We compete with programmable digital logic product suppliers on the basis of chip size, performance and production costs. Our ability to compete successfully depends on internal and external variables, both within and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends.

Employees

      Our worldwide workforce consisted of 2,569 employees (full- and part-time) as of December 31, 2003, of which 1,152 were located in the United States, 913 were located in Europe and 504 were located in Asia. None of our employees in the United States or Asia are represented by collective bargaining arrangements. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels.

Environmental Matters

      Our operations are subject to numerous environmental, health and safety laws and regulations that prohibit or restrict the discharge of pollutants into the environment and regulate employee exposure to hazardous substances in the workplace. Failure to comply with these laws or our environmental permits could subject us to material costs and liabilities, including costs to clean up contamination caused by our operations. In addition, future changes to environmental laws could require us to incur significant additional expense or restrict our operations.

      Some environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of and were not responsible for such contamination. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. Third parties may also make claims against owners or operators of properties for personal inquiries and property damage associated with releases of hazardous or toxic substances.

      We are required pursuant to an order issued by the California Regional Water Quality Control Board to clean up trichloroethylene contaminated groundwater at our former manufacturing facility located in Santa Clara, California. We are currently pumping and treating the contaminated groundwater and, based on the results of our clean-up efforts to date, do not expect to be required to implement any other remedial measures. We estimate that the annual cost of operating the groundwater treatment system will be approximately $0.2 million in 2004 and each of the two succeeding years and have a remaining accrual of approximately $0.5 million as of December 31, 2003 for this remediation project. Nippon Mining Holdings Inc. (formerly known as Japan Energy Corporation) and its subsidiary agreed to indemnify us for certain existing environmental exposures and to pay certain existing liabilities as part of our recapitalization in December 2000. However, there are no guarantees that Nippon Mining or the other indemnifying party will have the ability to fulfill their obligations in the future. Unexpected costs that we may incur with respect to environmental matters may result in additional loss contingencies.

Executive Officers

      The following table sets forth certain information with respect to our executive officers as of March 4, 2004.

Name	Age	Title

Executive Officers
Christine King	54	President and Chief Executive Officer
Walter Mattheus	56	Chief Operating Officer
Michael Salvati	51	Chief Financial Officer
Jon Stoner	47	Senior Vice President and Chief Technology Officer
Charlie Lesko	45	Senior Vice President, Sales & Marketing

      Christine King, President, Chief Executive Officer and Director. Ms. King joined us in September 2001 as President, Chief Executive Officer and a director. From September 2000 to September 2001 Ms. King served as Vice President of Semiconductor Products for IBM Microelectronics. From September 1998 to September 2000 Ms. King was Vice President of the Networking Technology Business Unit for IBM. Ms. King also served as Vice President of Marketing and Field Engineering at IBM from June 1995 to September 1998 and Manager of ASIC Products at IBM from March 1992 to June 1995. While at IBM, Ms. King launched the company’s ASIC and networking businesses. Ms. King holds a B.S. degree in electrical engineering from Fairleigh Dickinson University. Ms. King serves on the board of Analog Devices, Inc., a semiconductor company.

      Walter Mattheus, Chief Operating Officer. Mr. Mattheus joined us in June 2002 following the MSB acquisition as Chief Operating Officer, Managing Director of AMI Semiconductor Belgium BVBA and Managing Director of AMI Semiconductor Leasing BVBA. Mr. Mattheus began his career at Alcatel Microelectronics in June 1983. At Alcatel Microelectronics, Mr. Mattheus served as General Manager and Chief Operating Officer since 1995. Mr. Mattheus began his career with Bell Telephone Manufacturing Company which later became Alcatel Bell. Mr. Mattheus currently serves as a Director at the Chamber of Commerce of East-Flanders, Belgium. Mr. Mattheus holds a masters degree and a doctorate in electrical engineering from the University of Leuven.

      Michael Salvati, Chief Financial Officer. Mr. Salvati has been acting as our Chief Financial Officer since February 2004. Mr. Salvati worked as a consultant for us since November 2003. Mr. Salvati has been a principal at Oakridge Consulting since 2000, where he provides financial consulting and interim management services for various companies. During this time, Mr. Salvati has also served at Global Exchange Services as Chief Financial Officer from November 2002 to August 2003. Prior to founding Oakridge Consulting, Mr. Salvati served as Chief Operating Officer at National Financial Partners from 1998 to 2000. Mr. Salvati has over 25 years of financial and business experience, including as a partner at KPMG LLP and Chief Financial Officer of Culligan Water Technologies, Inc. Mr. Salvati holds both a B.S. in Microbiology and M.S. in Accounting from the University of Illinois in Champaign-Urbana.

      Jon Stoner, Senior Vice President and Chief Technology Officer. Mr. Stoner joined us in 1980. Prior to his current position, Mr. Stoner held various research and development positions, including Senior Vice President, Technology and Product Development, Director of Standard Products, Director of Technology Planning and New Business Development and Director of Process Technology. Mr. Stoner serves as a member of the Advisory Council to the Idaho State Board of Education for Engineering Education, is a member of Idaho’s Experimental Program for Stimulation of Competitive Research committee and is a volunteer member of the Boise State Engineering Advisory Board. Mr. Stoner holds a B.A. degree in chemistry from the University of Montana and a M.S. degree in physics from Idaho State University.

      Charlie Lesko, Senior Vice President, Sales and Marketing. Mr. Lesko joined us in 2003 from Broadcom Corporation where he was Vice President of North American Sales from July 2002 to May 2003. Mr. Lesko has an extensive sales and marketing background in the semiconductor industry. Prior to working with Broadcom Corporation, Mr. Lesko was Vice President of Worldwide Sales for Axcelis Technologies from July 2000 to July 2002. Prior to joining Axcelis, Mr. Lesko held various management positions at Teradyne, Inc. from July 1990 to July 2000. Mr. Lesko holds an M.B.A. in Finance from the University of Dallas. He earned a B.E. degree in Engineering at State University of New York-Stony Brook.

Item 2.	Properties

      In the United States, our corporate and manufacturing headquarters and warehouse operations are located in 443,000 square feet of space built on 33 acres of land owned by us in Pocatello, Idaho. We also lease an engineering and research center in Pocatello.

      In Europe, our manufacturing and other facilities are located in 15,601 square meters on 44,000 square meters owned by us in Oudenaarde, Belgium.

      In Manila, the Philippines, we lease approximately 85,600 square feet of light manufacturing and warehouse space. The lease will expire on November 20, 2006 and we are currently evaluating alternatives for when the lease expires. Sort, test and administration functions are housed in this facility.

      We also lease space in many locations throughout the United States for regional sales offices, field design centers and remote engineering and development operations.

      Outside the United States, we lease space for regional offices in Europe and Asia. The leased space is for sales, marketing, administrative offices or design engineering and related support space.

Item 3.	Legal Proceedings

      We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the District of Delaware alleging infringement of a patent owned by Ricoh. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The case was transferred to the U.S. District Court for the Northern District of Delaware on August 29, 2003 and was subsequently transferred to the U.S. District Court for the Northern District of California. The patents relate to certain methodologies for the automated design of custom semiconductors. The allegations are premised, at least in part, on the use of software we licensed from Synopsys. Synopsys has agreed to assume the sole and exclusive control of our defense relating to our use of the Synopsys software pursuant to the indemnity provisions of the Synopsys software license agreement, subject to the exceptions and limitations contained in the agreement. Synopsys will bear the cost of the defense as long as it is controlling the defense. However, it is possible that we may become aware of circumstances, or circumstances may develop, that result in our defense falling outside the scope of the indemnity provisions of the Synopsys software license agreement, in which case we would resume control of our defense and bear its cost, or share the cost of the defense with Synopsys and any other similarly situated parties. Based on information available to us to date, our belief is that the asserted claims against us are without merit or, if meritorious, that we will be indemnified (with respect to damages) for such claims by Synopsys and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available.

      From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.

Item 4.	Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of our stockholders during the fourth quarter of 2003.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

      Our common stock is traded on the Nasdaq National Market under the symbol “AMIS.” Public trading of the common stock began on September 24, 2003. Prior to that, there was no public market for our common stock. The following table sets forth, for the periods indicated, the high and low bid price per share of our common stock as quoted on the Nasdaq National Market.

	High	Low

2003
Fourth Quarter	$21.80	$16.42
Third Quarter	$21.85	$19.37

      As of March 4, 2004 there were approximately 3,569 stockholders of record of our common stock.

Dividend Policy

      We have never paid cash dividends on our common stock. We currently intend to retain earnings to finance future growth, and therefore do not anticipate paying cash dividends in the foreseeable future. Our senior credit facilities prohibit us from paying cash dividends on our equity securities, except in limited circumstances. See note 9 to our consolidated financial statements for a more complete description of limitations on our ability to pay dividends.

Item 6.	Selected Financial Data

      The following selected historical financial data for the years ended December 31, 2003, 2002 and 2001 and as of December 31, 2003 and 2002 were derived from our consolidated financial statements included elsewhere in this annual report. The selected historical financial data for the years ended December 31, 2000 and 1999 and as of December 31, 2001, 2000 and 1999 were derived from our combined/consolidated financial statements, which are not included in this annual report. When comparing the 2003 consolidated financial position and operating results to prior periods, you should note that the initial public offering of our common stock and the issuance of our senior subordinated notes during 2003 had a significant impact on our financial position and operating results. When comparing the 2003 and 2002 consolidated financial position and operating results to prior periods, you should note that the MSB acquisition in June 2002 had a significant impact on our 2003 and 2002 financial position and operating results. From 1999 until our recapitalization on December 21, 2000, our activities were conducted as part of Nippon Mining Holdings Inc.’s (formerly Japan Energy Corporation) overall operations. As such, the combined/consolidated financial statements for those periods contain various allocations for costs and expenses attributable to services provided by Nippon Mining Holdings Inc. Therefore, the combined/consolidated statements of operations may not be indicative of the results of operations that would have occurred if we had operated on a stand-alone basis. You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our consolidated financial statements and related notes and other financial information contained elsewhere in this annual report.

      Historical results are not necessarily indicative of the results to be expected in the future.

	Years Ended December 31,

	2003	2002	2001	2000	1999

	(In millions, except per share information)
Statement of Operations Data:
Revenue	$454.2	$345.3	$326.5	$382.2	$278.9
Gross profit	198.2	130.3	140.1	179.5	121.3
Operating expenses:
Research and development	70.3	52.1	42.1	37.4	39.8
Marketing and selling	37.8	35.0	35.4	39.2	31.7
General and administrative	26.8	25.0	25.6	19.9	19.6
Restructuring and impairment charges(1)	21.7	0.6	5.0	—	—
Nonrecurring charges(2)	11.4	—	—	—	—
Recapitalization and related expenses(3)	—	—	—	18.4	—

Total operating expenses	168.0	112.7	108.1	114.9	91.1

Operating income	30.2	17.6	32.0	64.6	30.2
Other income (expense):
Interest expense, net	(22.5)	(11.5)	(14.2)	(5.9)	(7.4)
Other income (expense), net	(16.2)	0.2	0.5	1.9	(0.8)

Income (loss) before income taxes	(8.5)	6.3	18.3	60.6	22.0
Provision (benefit) for income taxes	(8.1)	1.2	5.6	27.0	10.9

Net income (loss)	(0.4)	5.1	12.7	33.6	11.1
Preferred stock dividend	46.3	62.5	47.6	1.2	—

Net income (loss) attributable to common stockholders	$(46.7)	$(57.4)	$(34.9)	$32.4	$11.1

Basic and diluted loss per common share(4)	$(0.84)	$(1.24)	$(0.76)	—	—

Weighted average number of common shares used to compute net loss per common share(4)	55.4	46.4	46.1	—	—

	As of December 31,

	2003	2002	2001	2000	1999

	(In millions, except share numbers)
Balance Sheet Data:
Cash	$119.1	$62.2	$28.7	$20.1	$3.3
Accounts receivable, net	73.6	66.0	36.2	50.9	43.1
Inventories	45.6	39.4	26.0	41.7	24.4
Restricted cash	4.2	4.2	4.2	—	—
Total assets	550.1	502.5	384.3	427.6	291.7
Long-term liabilities	0.4	3.1	3.4	3.5	10.1
Long-term debt, including current portion(5)	254.7	160.1	173.3	175.0	—
Series A Senior Redeemable Preferred Stock, 20,000,000 authorized, 0, 17,901,722, 17,893,954 and 17,870,100 shares issued and outstanding at December 31, 2003, 2002, 2001 and 2000, respectively	—	233.7	204.2	178.7	—
Series B Junior Redeemable Convertible Preferred Stock, 20,000,000 authorized, 0, 14,317,788, 14,313,538 and 14,296,084 shares issued and outstanding at December 31, 2003, 2002, 2001 and 2000, respectively	—	190.5	164.9	143.0	—
Series C Senior Redeemable Preferred Stock, 75,000 authorized, 0 and 75,000 issued and outstanding at December 31, 2003 and 2002, respectively	—	79.3	—	—	—
Total stockholders’ equity (deficit) and divisional equity(6)	205.0	(240.4)	(189.2)	(153.5)	207.5

(1)	Our restructuring and impairment charge in 2001 relates to the termination of certain management and other employees as well as costs related to the closure of certain of our administrative and sales offices. The restructuring and impairment charge in 2002 relates primarily to the termination, following the MSB acquisition, of certain persons employed by us prior to the MSB acquisition. These were eliminated as a result of the cost reduction program implemented in connection with the acquisition. Severance costs related to the termination of MSB employees as part of the cost reduction program are not part of the restructuring and impairment charge for 2002 as such costs are part of the purchase price of the MSB acquisition. In 2003, our restructuring and impairment charges relate to the termination of certain employees, termination of services with certain sales representative firms and the non-cash write-off of the value of a non-competition provision of an agreement. See further discussion in “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

(2)	In connection with our September 2003 initial public offering, we recorded nonrecurring charges of $11.4 million. This amount includes a one-time payment of $8.5 million associated with amendments to our advisory agreements, which also provided for the termination of future scheduled annual fees payable under advisory agreements, and compensation expense of $2.9 million related to the redemption of options to purchase our Series A and Series B Preferred Stock.

(3)	In connection with our December 2000 recapitalization, we incurred transaction fees and expenses of $18.4 million, excluding capitalizable debt issuance costs.

(4)	Loss per common share is not a meaningful measure for any periods presented other than the years ended December 31, 2003, 2002 and 2001 due to our capital structure discussed in footnote 5 below and, as such, is not presented for any other period.

(5)	From January 1, 1998 through July 29, 2000, we operated as American Microsystems, Inc., a division of a subsidiary of Nippon Mining Holdings Inc. (Nippon Mining). As such, we did not have separate legal status or existence. No long-term debt was outstanding to third parties. From July 29, 2000 to

December 21, 2000, we operated as a wholly-owned subsidiary of the parent. Long-term debt for that period reflects amounts due to the parent under notes payable. Effective December 21, 2000, we issued notes payable to third parties for a total of $175.0 million with a term of six years.

(6)	For the period from January 1, 1998 through July 29, 2000, as discussed in footnote 5 above, we operated as a division of the parent. Therefore, during that period we had divisional equity rather than stockholders’ equity.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

      The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the attached consolidated financial statements. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below.

Overview

      We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. We have organized our business into three operating segments: integrated mixed signal products, mixed signal foundry services and structured digital products. Integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. We also provide outsourced mixed signal foundry services for other semiconductor designers and manufacturers. Mixed signal foundry services provide us with an opportunity to further penetrate our target markets with our products and increase the utilization of our fabrication facilities. Structured digital products, which involve the conversion of higher cost programmable digital logic integrated circuits into lower cost digital custom integrated circuits which provide us with growth opportunities and digital design expertise which we use to support the design of system solutions for customers in our target markets.

      When evaluating our business, we generally look at financial measures such as revenue and operating income. We also use internal tracking measures, such as three-year revenue from design wins and the capacity utilization of our fabrication facilities. Our three-year design win revenue has increased in 2003 when compared with 2002. We are seeing the rewards of our focus on winning designs that will strengthen our financial position going in to the future. We are also seeing our capacity utilization increase. This is a measure of the degree to which our manufacturing assets are being used, thus sharing the fixed costs of these items across multiple products. As this number increases, our facilities become more efficient and a correlating result is that our gross profit margin increases. We anticipate that our capacity utilization will continue to increase in the foreseeable future. However, if at some point our capacity utilization begins to decrease (as is normal during an industry downturn), then our gross margins could be negatively affected.

      In June 2002, we acquired the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics NV. We refer to this as the MSB acquisition. The MSB acquisition increased our analog and mixed signal engineering team, enhanced our relationships with major European customers, provided us with additional high voltage and wireless technologies that enable us to offer new types of custom integrated circuits to our end markets and provided us with two fabs in Oudenaarde, Belgium. As part of the MSB acquisition, we entered into a supply agreement with STMicroelectronics on a take-or-pay basis under which STMicroelectronics is required to purchase a minimum of €50 million (or approximately $63.0 million, assuming an exchange rate of €1.00 to $1.26) of products from us during the two-year period ending June 26, 2004. Since the inception of this agreement, we have recognized €35.4 million ($44.6 million assuming an exchange rate of €1.00 to $1.26) from STMicroelectronics under this agreement. The results of operations for 2003 include MSB for the entire period whereas the results of operations for 2002 includes MSB for only the second half of 2002.

      As part of the MSB acquisition, we prepared and approved a plan of restructuring in connection with the integration of MSB into our operations and included the costs of those restructuring activities in the purchase price pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The restructuring costs that were accrued and included in the purchase price primarily include costs associated with relocating and combining MSB’s testing facilities with our existing facilities. The majority of these costs relate to employee severance. As of December 31, 2003, we had terminated 42 employees as part of this transfer of the testing facilities. This relocation was completed during 2003. Additional costs, which were substantially paid in 2002, represent employee severance for 79 MSB employees that had duplicative responsibilities as those of our employees and were terminated as part of our plan.

      Following is a rollforward of the restructuring accrual from June 26, 2002 to December 31, 2003 (in thousands):

	Restructuring		Restructuring		Restructuring
	Accrual at		Accrual at		Accrual at
	June 26,	Paid in	December 31,	Paid in	December 31,
	2002	2002	2002	2003	2003

Employee severance costs	$3,700	$(1,500)	$2,200	$(2,200)	$—
Transfer of ownership taxes	800	(800)	—	—	—
Other	100	(100)	—	—	—

Total	$4,600	$2,400	$2,200	$(2,200)	$—

Critical Accounting Policies

      The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires our management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses and related disclosures. We have identified revenue recognition, inventories, property, plant and equipment, intangible assets, goodwill, income taxes and stock options as areas involving critical accounting policies and the most significant judgments and estimates.

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

      We recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and collectibility is reasonably assured. In certain situations, we ship products through freight forwarders where title does not pass until product is shipped from the freight forwarder. In other situations, by contract, title does not pass until the product is received by the customer. In both cases, revenue and related gross profit are not recognized until title passes to the customer. Estimates of product returns and allowances, based on actual historical experience, are recorded at the time revenue is recognized and are deducted from revenue.

      Revenue from contracts to perform engineering design and product development are recognized as milestones are achieved, which approximates the percentage-of-completion method. Costs associated with such contracts are expensed as incurred. A typical milestone billing structure is 40% at the start of the project, 40% at the creation of the reticle set and 20% upon delivery of the prototypes.

      Since up to 40% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, we analyze those billings and the status of in-process design development projects at the end of each reporting period in order to determine that the milestone billings approximate percentage-of-completion on an aggregate basis. We compare each project’s stage with the total level of effort required to complete the project, which we believe is representative of the cost-to-cost method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of our design development process and the billing and recognition of 20% of the project revenue after design development work is complete (which effectively defers 20% of the revenue recognition to the end of the contract), we believe our milestone method approximates the percentage-of-completion method in all material respects.

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

Property, Plant and Equipment and Intangible Assets

      We regularly evaluate the carrying amounts of long-lived assets, including property, plant and equipment and intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. To the extent such evaluation indicates that the useful lives of property, plant and equipment are different than originally estimated, the amount of future depreciation expense is modified such that the remaining net book value is depreciated over the revised remaining useful life. We entered into a non-compete agreement with Nippon Mining and its subsidiary in connection with our December 21, 2000 recapitalization. According to this agreement, each of Nippon Mining and its subsidiary agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In our review of the carrying value of intangible assets, we reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and its subsidiary’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, we released Nippon Mining and its subsidiary from the non-compete agreement and we recorded an impairment charge of $20.0 million related to the non-cash write-off of the remaining value of the non-compete provision of this agreement.

Goodwill

      Under the guidelines of Financial Accounting Standards (FAS) 142, “Goodwill and Other Intangible Assets,” we assess goodwill at least annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to which the goodwill is assigned with the unit’s net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, there is no deemed impairment of goodwill and the second step of the impairment test is unnecessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We completed the first step of the annual impairment test in 2003 and determined that the fair value of our reporting units exceeded their carrying values including goodwill; therefore, no impairment charge was taken and there was no need to proceed to the second step of the goodwill impairment test.

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

Income Taxes

      Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount we determine is more likely than not to be realized, based on our analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates and therefore our deferred tax asset may not be ultimately realized. Under the “change of ownership” provisions of the Internal Revenue Code, utilization of our net operating loss carryforwards may be subject to an annual limitation.

     Stock Options

      We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. Deferred stock-based compensation is recorded when stock options are granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, we generally determined the estimated fair value of our common stock based on independent valuations. We recorded deferred stock-based compensation of approximately $519,000 in 2003, prior to our initial public offering. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options in determining net income or loss. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 14 to our consolidated financial statements, included herein.

      Certain of our options that we issued in 2000 included options to purchase shares of our Series A Preferred Stock and Series B Preferred Stock. Under the terms of these options, the exercise prices changed in conjunction with changes in the accreted value of the related Preferred Stock. We recorded and adjusted compensation expense each reporting period, as required under APB 25, for the intrinsic value generated by the change in the exercise price. During the third quarter of 2003, all options to purchase preferred stock were redeemed, with accrued amounts due being paid in October 2003. This redemption resulted in an additional charge to compensation expense of approximately $2.9 million during the third quarter of 2003.

     Quarterly Results

      The following table sets forth the unaudited historical revenue by operating segment and total gross profit by quarter, which data has been derived from our unaudited interim financial statements:

	2003				2002

	Q4	Q3	Q2	Q1	Q4	Q3	Q2	Q1

	(In millions, except percentages)
Revenue:
Integrated mixed signal products	$62.3	$61.8	$60.5	$56.8	$58.6	$56.3	$26.5	$25.8
Mixed signal foundry services	32.3	30.8	27.0	26.0	25.0	26.5	21.9	19.7
Structured digital products	31.0	24.8	20.9	20.0	18.9	21.5	21.1	23.5

Total	$125.6	$117.4	$108.4	$102.8	$102.5	$104.3	$69.5	$69.0

Gross profit	$56.9	$51.5	$47.5	$42.3	$37.1	$42.0	$26.0	$25.2
Gross margin	45.3%	43.9%	43.8%	41.1%	36.2%	40.3%	37.4%	36.5%

      Prior to the MSB acquisition, substantially all of our historical revenue was denominated in U.S. dollars. Following the MSB acquisition, approximately 27% of our revenue in the second half of 2002 and 36% in 2003 was denominated in euros. The semiconductor industry is cyclical in nature. Our product sales track the general market conditions seen throughout the semiconductor industry.

      Revenue for the second half of 2002 increased primarily due to the inclusion of MSB in our results. Revenue during 2003 benefited from the MSB acquisition, improvements in the overall semiconductor market and market share gain.

Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

     Revenue

      Revenue in 2003 increased 31.5% to $454.2 million from $345.3 million in 2002. This increase is partially due to the inclusion of MSB’s results for the entire year in 2003 compared to only the second half of 2002. In 2003, we also benefited from the revitalization of the economy as well as our increased focus on sales and marketing efforts. We saw the most significant growth in the communications, automotive, medical and industrial end markets.

      According to Gartner Dataquest, the semiconductor industry grew 13.6% and the application specific integrated circuit segment of the semiconductor industry grew by 1.9% from 2002 to 2003. For both application specific integrated circuits, and application specific standard products, the market grew by 10.6% in 2003. Our revenues grew by 31.3% over this same period, and we gained significant market share. Most of this gain was due to the significant increase in our capability as a result of the MSB acquisition.

      Integrated mixed signal sales of $241.4 million increased 44.4% over 2002 sales of $167.2 million. This increase is primarily due to the inclusion of MSB’s results for the entire year in 2003 compared to only the second half of 2002. In 2003, we saw steady growth across all end markets for this segment. In to the future, we expect this segment to show steady growth and continue to provide the backbone of our business.

      Mixed signal foundry services revenue grew to $116.1 million, an increase of 24.7% over 2002 sales of $93.1 million. Growth was due to increased unit sales in the medical and computing end markets and strong sales to STMicroelectronics, which is related to the take-or-pay agreement put in place at the time of the MSB acquisition. MSB’s results were included for the entire period in 2003 compared to only the second half in 2002. As this take-or-pay expires, we expect overall mixed signal foundry revenue to decrease slightly as a percentage of total company revenue.

      Structured digital products revenue was $96.7 million, an increase of 13.8% over 2002 sales of $85.0 million. Increased revenue from the communications and military end markets, as well as revenue from our XPressArrayTM products, helped to increase the structured digital products sales in 2003. As XPressArrayTM as well as other communications end market products continue to show strength, we expect structured digital products to increase as a percentage of total company revenue in 2004.

      Our 2003 revenue, as a percentage of total revenue, from North America, Europe and Asia was 40.9%, 40.7% and 18.4%, respectively, compared with 55.5%, 24.5% and 20.0%, respectively, in 2002. This shift in revenue toward Europe is primarily due to the MSB acquisition. We expect the geographic mix of our revenue to remain stable through 2004.

     Gross Profit

      Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit increased to $198.2 million, or 43.6% as a percentage of revenue, in 2003 from $130.3 million, or 37.7% as a percentage of revenue, in 2002. The increase in gross profit percentage is a result of our continued cost reduction efforts, increased utilization of our fabrication facilities and shifts in the mix of the products we sold. During 2003, a greater percentage of integrated mixed signal products were sold. This helped to increase our overall gross margin. We also sold more high margin structured digital products, including XPressArrayTM and high margin defense products, which improved the margin in 2003.

     Operating Expenses

      Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development activities. Research and development expenses increased to $70.3 million, or 15.5% of revenue, in 2003 from $52.1 million, or 15.1% of revenue, in 2002. This increase is primarily attributable to expenses related to increased design wins and the associated non-customer funded expenses, as well as the inclusion of MSB’s results for the entire period in 2003 compared to only the second half of 2002. In 2004, we expect research and development expenses to remain at approximately 15% of revenue.

      Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses increased to $37.8 million, or 8.3% of revenue, in 2003 compared to $35.0 million, or 10.1% of revenue, in 2002. This increase is due to costs associated with higher sales levels and the inclusion of MSB’s results for the entire period in 2003 compared to only the second half of 2002.

      General and administrative expenses consist primarily of salaries of our administrative staff, professional and advisory fees for various consulting projects and amortization of intangible assets. General and administrative expenses increased to $26.8 million, or 5.9% of revenue, in 2003 compared to $25.0 million, or 7.2% of revenue, in 2002. This increase in general and administrative expenses is primarily due to the inclusion of MSB’s results for the entire year in 2003 compared with only the second half in 2002. Other factors that affected general and administrative expenses during 2003 include the elimination of amortization on the non-compete agreement, which was written off at the end of the second quarter 2003, as discussed below. This decrease was partially offset by increases in professional fees associated with various consulting projects. In 2004, we expect selling, general and administrative expenses, combined, to decrease to approximately 12% of revenue by the end of the year.

     Restructuring and Impairment Charges

      In the second quarter of 2003, we recorded a non-cash impairment charge of $20.0 million related to the write off of the unamortized balance of an intangible asset that had no remaining value. We entered into a non-compete agreement with Nippon Mining and its subsidiary that was our former parent in connection with our December 21, 2000 recapitalization pursuant to which they agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In our second quarter review of the carrying value of intangible assets, we reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and our former parent’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, we released Nippon Mining and our former parent from the non-compete agreement and we expensed the $20.0 million remaining unamortized balance of the agreement as of the effective date.

      In the fourth quarter of 2003, we recorded restructuring charges of $1.7 million. This amount was primarily related to employee severance as a result of employee terminations and the termination of services with certain sales representative firms.

      For a summary of the restructuring accrual relating to the 2003, 2002 and 2001 plans, see the table under “Liquidity and Capital Resources” below.

     Nonrecurring Charges

      In September 2003, we recorded nonrecurring charges of $11.4 million. This amount includes a one-time payment of $8.5 million associated with amendments to our advisory agreements as well as compensation expense of $2.9 million related to the redemption of options to purchase our Series A and Series B Preferred Stock. The advisory agreements were in place prior to our initial public offering and provided for Citigroup Venture Capital (CVC) and Francisco Partners to provide financial, advisory and consulting services to us. In conjunction with our IPO, we terminated the advisory agreement and the associated future scheduled annual fees.

     Operating Income

      Operating income increased approximately $12.6 million to approximately $30.2 million for 2003 compared with operating income of $17.6 million for 2002. The components affecting the changes in operating income are discussed above.

      Integrated mixed signal products operating income increased approximately $16.4 million to $28.3 million from $11.9 million in 2003 compared to 2002. This increase is attributable to increased revenue, including an increase in customer funded development projects, as well as the inclusion of MSB’s results for the entire year in 2003 versus the second half in 2002.

      Mixed signal foundry services operating income increased approximately $12.6 million to $19.5 million in 2003 from $6.9 million in 2002. This increase is attributable to increased revenue and resulting higher gross margin, as well as the inclusion of MSB’s results for all of 2003 compared to only the second half in 2002.

      Structured digital products operating income increased approximately $16.1 million to $15.5 million in 2003 from $(0.6) million in 2002. This increase is attributable to higher margin revenue coming from the communications and military end markets and to cost reduction efforts.

      These increases are offset by the Restructuring, Impairment and Nonrecurring Charges which are not allocated to our segments.

     Net Interest Expense

      Net interest expense for 2003 increased $11.0 million over the same period in 2002 to $22.5 million from $11.5 million. The higher interest expense was primarily attributable to the increased debt levels associated with our senior subordinated notes (see further discussion in “Liquidity and Capital Resources”) issued in January 2003.

     Net Other Expense

      Net other expense for 2003 increased to $16.2 million from $0.1 million of income in 2002. This increase is primarily due to the $7.9 million non-cash write-off of deferred financing fees, the $7.5 million premium paid in conjunction with the redemption of $70.0 million of our senior subordinated notes and $0.8 million relating to the settlement of hedging transactions. These expenses all related to the various debt transactions that occurred during 2003. We do not expect these types of expenses to be frequent in our ongoing business.

     Income Taxes

      Our income tax benefit was $8.1 million on a pre-tax loss of $8.5 million for 2003 compared with income tax expense of $1.2 million on pre-tax income of $6.3 million in 2002. The fact that we operate in multiple tax jurisdictions is the primary reason that the 2003 income tax benefit represents such a large portion of the 2003 pre-tax loss. During 2003 we recorded pre-tax losses in certain jurisdictions with higher statutory tax rates while in other lower tax jurisdictions we recorded pre-tax income. Furthermore, in certain foreign jurisdictions we consider the income to be permanently invested in the foreign entities; therefore, no additional U.S. income tax provision has been recorded on the income from these lower tax jurisdictions. Because the jurisdictions with pre-tax losses were recording tax benefits at a relatively high statutory rate and the jurisdictions with pre-tax income were recording tax expense at lower statutory rates, the resulting 2003 tax benefit comprises an unusually large percentage of the 2003 pre-tax loss.

      As of December 31, 2003, we had deferred tax assets of $47.6 million (net of deferred tax liabilities of $40.3 million and a valuation allowance of $50.2 million). In reaching a conclusion regarding the amount of valuation allowance we believe is necessary to reduce the net deferred tax asset to an amount that is expected to be realized, we considered the following factors: (i) past operating results, (ii) future reversals of existing taxable temporary differences and (iii) the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards based on projected pre-tax operating results. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based on the anticipated pre-tax operating results of future periods. Under the “change of ownership” provisions of the Internal Revenue Code, utilization of our net operating loss carryforwards may be subject to an annual limitation.

     Backlog

      Our six-month backlog was $128.4 million as of December 31, 2003 compared to backlog of $97.7 million as of December 31, 2002. Backlog is typically recorded only upon receipt of a written purchase order from a customer. Reported backlog represents products scheduled to be delivered within six months. Backlog is influenced by several factors including market demand, pricing, customer order patterns and changes in product lead times. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred the non-recurring engineering fee in full before production begins, they generally have given careful consideration to the orders they place, and generally do not cancel orders. However, there is no guarantee that backlog will ultimately be realized as revenue.

      Backlog should not be taken as an indicator of our anticipated revenue for any particular future period. Line items recorded in backlog may not result in revenue within six months for several reasons, including: (a) certain customer orders within backlog may not be able to be recognized as revenue within six months (i.e., we, for various reasons, may be unable to ship the product within the specified time frame promised); (b) certain customer order delivery dates may be delayed to a subsequent period by our customers; and (c) certain customer orders may even be cancelled at our customers’ request. These items have often been offset, and exceeded by, both (a) new customer orders that are booked subsequent to the backlog reporting date and delivered to the customer within six months and (b) customer orders with anticipated delivery dates outside six months and subsequently shipped sooner than originally anticipated. The amount of revenue recognized in excess of backlog during any six-month period varies and depends greatly on overall capacity in the semiconductor industry and capacity in our manufacturing facilities. We do not routinely monitor the extent of backlog cancelled, pushed out for later delivery or accelerated for earlier delivery.

Year Ended December 31, 2002 Compared With Year Ended December 31, 2001

     Revenue

      Revenue for 2002 increased 5.8% to $345.3 million from $326.5 million in 2001. Excluding the MSB acquisition, revenue decreased by $53.4 million primarily due to the continued overall semiconductor industry downturn. This was offset by an increase in revenue of $72.2 million from the inclusion of MSB’s results following the acquisition.

      According to Gartner Dataquest, the semiconductor industry grew 1.9% and the application specific integrated circuit segment of the semiconductor industry declined by 4.0% from 2001 to 2002. While our decline in revenue, excluding MSB’s revenue, was greater than the overall decline in the industry during 2002, we believe that difference relates to a lag in our results versus the industry’s results. While the industry sales volumes declined appreciably beginning in the fourth quarter of 2000, we did not see the full effect of the industry downturn on our results until the third quarter of 2001. As a result of this lag, we believe that to fully understand our operating results as compared to the industry, a comparison for the two-year period of 2000 to 2002 is more meaningful. During this period the semiconductor industry declined 29.9% and the application specific integrated circuit segment of the semiconductor industry declined 31.2% according to Gartner Dataquest. Excluding MSB’s revenue, our revenue during the same period declined 28.5% indicating a slight gain in market share. The MSB acquisition further enhanced our market share position.

      Revenue from the sale of our integrated mixed signal products increased by 79.0% to $167.2 million in 2002 from $93.4 million in 2001. This increase was primarily a result of the inclusion of MSB’s results following the acquisition, which contributed $58.1 million in revenue during the second half of 2002, and the commencement of production of new products for two large customers during the same period.

      Revenue from the sale of our structured digital products decreased 39.2% to $85.0 million in 2002 from $139.8 million in 2001. The communications market was experiencing a severe downturn, which was primarily responsible for this decline in revenue.

      Revenue from the sale of our mixed signal foundry services decreased 0.2% to $93.1 million in 2002 from $93.3 million in 2001. Of the 2002 amount, $12.5 million relates to the STMicroelectronics supply agreement and back end services agreement. Excluding this additional revenue, revenue from the sale of foundry services declined 13.6% as a result of the industry conditions described above.

      Revenue from our North American market decreased in 2002 when compared to 2001. However, our European and Asian markets experienced an increase between these periods. Geographically, 55.5%, 24.5% and 20.0% of our revenue were derived from North America, Europe and Asia, respectively, in 2002 compared with 83.5%, 6.6% and 9.9%, respectively, in 2001. The growth in Europe was due to the MSB acquisition and the growth in Asia was due to an increasing trend among our customers to use contract manufacturers in Asia. These contract manufacturers purchase the products on behalf of our end customers. We believe that in future periods an increasing portion of our revenue will be derived from markets outside of North America. As a result of the MSB acquisition, the percentage of our revenue in the European market increased to approximately 36% in the second half of 2002.

     Gross Profit

      Gross profit decreased to $130.3 million in 2002 from $140.1 million in 2001. Gross profit as a percentage of revenue was 37.7% in 2002 compared to 42.8% in 2001. The decrease in gross profit percentage is primarily a result of the MSB acquisition. MSB’s products typically have lower gross profit percentages than those of our historical business due to MSB’s lower sales prices. In the second half of 2002, the gross profit percentage on products associated with the MSB acquisition was 27% compared to 40.6% for products associated with our historical business prior to the MSB acquisition. Gross profit percentage was further depressed by lower factory utilization in 2002 compared to 2001 as a result of the semiconductor industry downturn. In general, our selling prices remained stable during these periods.

     Operating Expenses

      As a percentage of revenue, research and development expenses increased to 15.1% in 2002 from 12.9% in 2001. Research and development expenses were $52.1 million in 2002 compared with $42.1 million in 2001. The increase in research and development expenses resulting from the MSB acquisition was approximately $6.6 million in 2002 and equated to approximately 9.1% of MSB’s revenue.

      Marketing and selling expenses, as a percentage of revenue, decreased to 10.1% in 2002 compared with 10.8% for 2001. Marketing and selling expenses were $35.0 million in 2002 compared with $35.4 million in 2001. A $3.8 million increase in marketing and selling expenses associated with the MSB acquisition was offset by cost reduction efforts in Europe and the United States.

      As a percentage of revenue, general and administrative expenses decreased slightly to 7.2% in 2002 compared with 7.8% in 2001. General and administrative expenses were $25.0 million in 2002 and $25.6 million in 2001. Contributing to the $0.6 million decrease from 2001 to 2002 is a $1.9 million decrease in goodwill amortization resulting from the adoption of SFAS No. 142. A $3.0 million increase in general and administrative expenses associated with the MSB acquisition was partially offset by cost reduction efforts in Europe and the United States. General and administrative expenses also included $2.0 million relating to advisory fees paid to Francisco Partners and CVC and $8.1 million relating to amortization of a non-compete provision of an agreement.

     Restructuring and Impairment Charges

      Restructuring expense of $0.9 million, consisting primarily of severance costs, occurred in 2002 concurrent with the MSB acquisition. Severance costs were determined by estimating the amount that would have to be paid out to each terminated employee. Of this amount, $0.2 million was paid in 2002. During 2002, $0.3 million of the 2001 accrual was reversed as original estimates were revised. As of December 31, 2002, $4.2 million of the total $5.0 million restructuring charges recorded in 2001 had been paid. The remaining $0.5 million from the 2001 restructuring plan is included in the December 2002 restructuring accrual balance. Of this $0.5 million, $0.2 million relates to severance costs, which were substantially paid in the first six months of 2003 and $0.3 million relates to lease termination costs which are expected to be paid over the lease terms, the longest of which ends in July 2005. The restructuring charges were recorded after adoption and approval of an exit plan in compliance with the provisions of Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an

Activity (Including Certain Costs Incurred in a Restructuring).” In the future, we may need to further restructure our business and incur further restructuring charges.

      For a summary of the restructuring accrual relating to the 2003, 2002 and 2001 plans, see the table under “Liquidity and Capital Resources” below.

     Net Interest Expense

      Net interest expense for 2002 decreased $2.7 million, or 18.9%, over the same period in 2001. The lower interest expense was primarily attributable to the decrease in our outstanding debt to $160.1 million at December 31, 2002 compared with $173.3 million at December 31, 2001 as well as a decrease in average interest rates.

     Income Taxes

      Income tax expense was $1.2 million (18.6% effective rate) in 2002 compared with $5.6 million (30.8% effective rate) in 2001. The decrease in income tax expense from 2001 to 2002 is primarily due to a decrease in pre-tax income. In addition, income tax expense and the effective tax rate decreased in 2002 because the income of certain foreign subsidiaries is subject to income taxes at lower statutory tax rates as compared to the U.S. statutory tax rate. No additional provision for U.S. income taxes has been recorded related to the foreign earnings because we consider these amounts to be permanently invested in the foreign entities.

      As of December 31, 2002, we had deferred tax assets of $28.4 million (net of deferred tax liabilities of $38.2 million and a valuation allowance of $43.2 million). In reaching a conclusion regarding the amount of valuation allowance we believe is necessary to reduce the net deferred tax asset to an amount that is expected to be realized, management considered the following factors: (i) past operating results, (ii) future reversals of existing taxable temporary differences and (iii) the likelihood of future taxable income exclusive of reversing temporary differences and carryforwards based on projected pre-tax operating results. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax asset based on the anticipated pre-tax results of the coming year.

Liquidity and Capital Resources

      On September 26, 2003, we completed our initial public offering of 25,145,000 shares of common stock at a price to the public of $20 per share. Net of total offering expenses, we raised approximately $470.3 million in proceeds. We used the net proceeds of the offering, together with the borrowings under our new $125.0 million senior term loan, to redeem all of our outstanding shares of preferred stock for approximately $465.2 million, and to repay in full our original senior term loan for approximately $39.9 million. Additionally, we redeemed a portion of our senior subordinated notes (see discussion below) and paid the related premium for a total of approximately $77.5 million and redeemed options to purchase shares of preferred stock for approximately $4.2 million.

      On January 29, 2003, AMI Semiconductor issued and sold $200.0 million aggregate principal amount of 10 3/4% senior subordinated notes due 2013. The senior subordinated notes are guaranteed by us and our existing and future domestic restricted subsidiaries. We cannot redeem the notes before February 1, 2008 except that, until February 1, 2006, we can choose to redeem up to an aggregate of 35% of the original principal amount of the notes, or $70.0 million, at a redemption price of 110.75% of the principal amount of any notes we redeem with funds raised in certain equity offerings or received as a capital contribution from AMIS Holdings. In connection with our IPO, we redeemed $70.0 million principal amount of notes, for an aggregate payment of $77.5 million plus accrued interest. As of December 31, 2003, we had total debt of $254.7 million.

      Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the senior subordinated notes and the senior credit facilities as amended, complete planned maintenance of equipment and to equip our fabrication facilities. We anticipate that operating cash flow, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures to support capacity and technology improvements.

      We generated $70.7 million in cash from operating activities in 2003 compared to $81.1 million in cash from operating activities in 2002. This decrease occurred because of a decrease in net income offset by the non-cash write-off of the value of a non-compete provision of an agreement of $20.0 million and deferred financing costs of $7.9 million and changes in working capital balances due to normal fluctuations in the timing of cash receipts and payments.

      Significant uses of cash can be divided into investing activities and financing activities. During 2003 and 2002, we invested in capital equipment in the amounts of $26.6 million and $22.0 million, respectively. See “Capital Expenditures” below. Additionally, in 2002 we paid approximately $85.4 million for the MSB acquisition.

      During 2003, we generated net cash from financing activities of $2.0 million. During this period we raised $470.3 million, net of offering expenses, through our initial public offering, issued the senior subordinated notes for $200.0 million in cash, entered into a new senior term loan for $125.0 million, repaid $160.1 million on an existing term loan, paid $546.0 million to redeem our Series A, Series B and Series C Preferred Stock and $4.2 million to redeem outstanding preferred stock options, paid $11.4 million in debt issuance costs related to the senior subordinated notes and the new senior term loan and redeemed a portion of our senior subordinated notes and paid the related premium for $77.5 million. During 2002, we generated $58.4 million of cash from financing activities. During this time period, we issued 75,000 shares of Series C Preferred Stock for $75.0 million. The offsetting payments in 2002 were payments on our senior credit facilities including the remittance of “Excess Cash Flow” as required by the credit agreement and a prepayment of $5.0 million.

      For a description of the senior credit facilities and the senior subordinated notes, see note 9 of the accompanying consolidated financial statements.

      As part of the MSB acquisition, we entered into a supply agreement with STMicroelectronics on a take-or-pay basis under which STMicroelectronics is required to purchase a minimum of €50 million (approximately $63.0 million, assuming an exchange rate of €1 to $1.26) of products from us during the two-year period ending June 26, 2004.

     Capital Expenditures

      During 2003, we spent $26.6 million for capital expenditures compared with $22.0 million during 2002. Capital expenditures for 2004 are expected to be approximately 6% to 7% of revenue. These capital expenditures will primarily be used for equipment replacement, yield improvement in our wafer fabrication facilities and expanding our eight-inch fabrication facility capacity. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.

     Restructuring and Impairment Charges

      During 2003, we recorded $1.7 million of restructuring costs related to the termination of certain management and other employees as well as the services of certain sales representative firms in the United States. This amount includes $0.7 million related to the accelerated vesting on certain options making them immediately exercisable upon termination, as discussed in note 14 to our consolidated financial statements. As of December 31, 2003, approximately $0.4 million had been paid, with the balance paid in early 2004. Restructuring expense of $0.9 million, consisting primarily of severance costs, was recorded in 2002 concurrent with the MSB acquisition. This amount was paid during 2003. Additionally, during 2001, we recorded restructuring expenses of $5.0 million. As of December 31, 2003, approximately $4.5 million of the total $5.0 million of 2001 restructuring charges had been paid and during 2002, $0.3 million of the 2001 accrual was reversed as original estimates were revised. The remaining $0.2 million from the 2001 restructuring plan is included in the December 2003 restructuring accrual balance. This amount is primarily related to lease termination costs, which are expected to be paid over the lease terms, the last of which ends in July 2005. The restructuring charges were taken after adoption and approval of an exit plan in compliance with the provisions of FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” for 2003 and Emerging Issues Task Force (EITF) Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring)” for 2002 and 2001. In the future, we may need to further restructure our business, and as a result, we could incur further restructuring charges.

      Following is a summary of the restructuring accrual relating to the 2003, 2002 and 2001 plans (in millions):

		Lease	Legal Fees	Write-down
	Severance	Termination	and Other	of Fixed
	Costs	Costs	Costs	Assets	Total

2001 Expense	$3.6	$0.5	$0.5	$0.3	$5.0
Paid in 2001	(2.7)	(0.2)	(0.1)	(0.3)*	(3.3)

Balance at December 31, 2001	1.0	0.4	0.3	—	1.7
2002 Expense	0.9	—	—	—	0.9
Paid in 2002	(1.0)	(0.1)	(0.0)	—	(1.1)
Reserve Reversal	(0.0)	0.0	(0.3)	—	(0.3)

Balance at December 31, 2002	0.9	0.3	—	—	1.2
2003 Expense	1.7	—	—	—	1.7
Paid in 2003	(1.9)**	(0.1)	—	—	(2.0)

Balance at December 31, 2003	$0.7	$0.2	$—	$—	$0.9

*	Non-cash

**	$0.7 million non-cash

      In connection with the MSB acquisition, we initiated a plan to reduce operating expenses. The plan called for the elimination of approximately $47 million in expenses over a one-year period, commencing with actions in the third quarter of 2002 to generate savings in the following quarter. The $47 million expense reduction plan consisted of approximately $35 million in manufacturing costs ($27 million in wafer fabrication costs and $8 million in test/assembly costs) and approximately $12 million in selling, general, and administrative costs. Specific actions identified in our plan included headcount reductions, including savings generated from transferring backend test operations from our Belgium facility to our Philippines facility, which is now complete; materials savings including negotiated volume discounts for silicon and reduction in materials consumption (generated by comparing and adopting best practices between U.S. and Belgium operations); and savings in subcontracting, sales commissions, miscellaneous manufacturing overhead and administrative savings. We completed our cost reduction program by the end of the second quarter of 2003, as planned.

Contractual Obligations and Contingent Liabilities and Commitments

      Other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices, or similar instruments, we have no significant off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of December 31, 2003.

Cash Payments Due by Period (in millions)

					After 5
	Total	1 Year	2-3 Years	4-5 Years	Years

Senior term loan	$124.7	$1.3	$2.5	$120.9	$—
Senior subordinated notes	130.0	—	—	—	130.0

Total long-term debt	254.7	1.3	2.5	120.9	130.0
Operating leases	13.6	6.0	4.4	1.9	1.3
Other long-term obligations, net	0.4	—	0.4	—	—

Total contractual cash obligations	$268.7	$7.3	$7.3	$122.8	$131.3

      During 2003, we and AMI Semiconductor, Inc., our wholly owned subsidiary, entered into new senior secured credit facilities consisting of a $125.0 million term loan and executed an increase of the revolving credit facility, the amount available is now $90.0 million. The term loan requires a principal payment of $312,500, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on September 26, 2008. The revolving credit facility ($20.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. As of December 31, 2003, no amount was drawn on the revolving credit facility.

      In 1999, Nippon Mining entered into an agreement with a major semiconductor manufacturer pursuant to which the semiconductor manufacturer provides certain technology and related technological assistance to us. We agreed to reimburse Nippon Mining for the amounts due under the agreement, which is denominated in yen, totaling approximately ¥ 1,000,000,000 (or $9.5 million) over a five-year period. Under the recapitalization agreement, Nippon Mining’s subsidiary agreed to pay one-half of the remaining outstanding obligation to this major semiconductor manufacturer. As of December 21, 2000, the effective date of the recapitalization agreement, the obligation totaled approximately ¥ 775,000,000, or approximately $6.8 million using an estimated exchange rate of approximately $0.00875/¥. Consequently, we recorded a contra-liability of approximately $3.4 million, representing the portion of the obligation that Nippon Mining’s subsidiary agreed to pay.

      As of December 31, 2003, the remaining obligation, which is scheduled to be paid in 2004, was approximately ¥ 100,000,000, or approximately $0.9 million using an estimated exchange rate of approximately $0.00935/¥. The contra-liability as of December 31, 2003 was approximately $1.1 million, representing one-half of the liability remaining and one-half of those items paid by us, but not yet invoiced to Nippon Mining’s subsidiary during 2003.

      Also, in conjunction with the recapitalization agreement, Nippon Mining’s subsidiary agreed to indemnify us for any property tax, foreign tax and sales and use tax obligations outstanding at December 21, 2000 (totaling approximately $6,343,000). As of December 31, 2003, we had remaining accruals of approximately $275,000 in accrued expenses and a corresponding receivable of $1,729,000 representing remaining accruals and those items paid by us, but not yet invoiced to Nippon Mining’s subsidiary, during 2003. As of December 31, 2002, we had remaining accruals of approximately $1,729,000 for these obligations in taxes payable and accrued expenses in the accompanying consolidated balance sheet and had recorded an offsetting receivable from affiliate for this amount.

      From time to time, we are party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.

      Currently, we are a “primary responsible party” for environmental remediation and cleanup at our former corporate headquarters in Santa Clara, California (a liability for which we are able to seek indemnification from our former parent). Costs incurred by us related to this liability include implementation of the clean-up plan, operations and maintenance of remediation systems and other project management costs. Our estimate of the remaining cost to fulfill our obligations under the remediation effort, as determined in consultation with our environmental consultants and the governing regulatory agency, is $0.5 million. We expect to pay $0.2 million per year over the next three years and have recorded a liability, as well as a receivable owing from our former parent, for $0.5 million. Due to the inherent uncertainties surrounding a contingency of this nature, there exists a reasonable possibility that such estimates could change in the near term.

Recent Accounting Pronouncements

      We have reviewed all recently issued accounting standards, which have not yet been adopted, in order to determine their potential effect, if any, on our results of operations or financial position. Based on that review, we do not currently believe that any of these recent accounting pronouncements will have a significant effect on our current or future financial position, results of operations, cash flows or disclosures.

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

      The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and ended in 2003. Our business was impacted by this downturn. Our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. We cannot predict when another downturn will begin or to what extent business conditions will change in the future.

      During industry downturns or otherwise, we may need to record impairment or restructuring charges. In 2003, we incurred a non-cash impairment charge of $20.0 million related to the write-off of a non-compete provision of an agreement with Nippon Mining and its subsidiary and $1.7 million in restructuring charges related to employee severance and the termination of relationships with certain sales representative firms. In 2002, we incurred a net non-cash restructuring charge of $0.6 million consisting primarily of severance costs that occurred concurrently with the MSB acquisition. In 2001, we incurred a restructuring charge of $5.0 million related to our effort to manage costs by reducing our worldwide workforce and consolidating operations. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.

      We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. Significant rapid reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns.

A significant portion of our revenue comes from a relatively limited number of customers and devices.

      If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 490 customers in 2003, sales to our 16 largest customers represented 50.0% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 1,350 different products in the 2003, the 41 top selling devices represented 50.0% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

      Our continued success will depend in large part on the growth of various industries that use semiconductors, including our target automotive, medical and industrial markets, as well as the communications, military and computing markets, and on general economic growth. Factors affecting these markets as a whole could seriously harm our customers and, as a result, harm us. These factors include:

•	recessionary periods or periods of reduced growth in our customers’ markets;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards;

•	the potential that our customers’ products may become obsolete or the failure of our customers’ products to gain widespread commercial acceptance; and

•	the possibility of reduced consumer demand for our customers’ products.

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

      Many of these factors are outside of our control. In addition, in recent years, many participants in the industry have substantially expanded their manufacturing capacity. If overall demand for semiconductors should decrease, as it has done recently, this increased capacity could result in substantial pricing pressure, which could adversely affect our operating results. Because our products are typically designed for a specific customer and are not commodity products, we did not decrease our prices as significantly as many other companies in the semiconductor industry to try to maintain or increase customer orders during the downturn in the semiconductor industry from 2000 through 2003. However, we cannot assure you that we will not face increased pricing pressure in the future.

We may incur costs to engage in future acquisitions of companies or technologies and the anticipated benefits of those acquisitions may never be realized.

      In June 2002 we completed the MSB acquisition and in September 2002 we purchased the Micro Power Products Division of Microsemi Corporation. We may in the future make additional acquisitions of complementary companies or technologies. Any future acquisitions would be accompanied by risks, including the following:

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

      With the MSB acquisition, our exposure to risks associated with international sales and operations has increased significantly. As a percentage of total revenue, our historical revenue outside of North America was approximately 59%, 44% and 17% in 2003, 2002 and 2001, respectively. We expect sales to customers located in Europe and Asia to comprise an increasing portion of our business. Our manufacturing operations are located in the United States and Belgium, our test facilities and outsourced primary packagers are located in Asia and we maintain design centers in Germany and the Czech Republic and sales offices in other locations in Europe and Asia. International sales and operations are subject to a variety of risks, including:

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

      In 1997 and 1998, business conditions in Asia were severely affected by banking and currency issues. While these conditions have stabilized since 1999, many countries in Asia have recently been affected by the occurrence of severe acute respiratory syndrome, or SARS, which could hamper our operations and have an adverse effect on our business in the affected countries. The continuance or worsening of adverse business and financial conditions in Asia would likely affect our operating results. As a percentage of total revenue, our historical revenue in Asia was approximately 18% in 2003, 20% in 2002 and 10% in 2001.

     We are subject to risks associated with currency fluctuations.

      A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Following the MSB acquisition, approximately 27% of our revenue in the second half of 2002 and 36% in 2003 was denominated in euros. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. In the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging losses.

     Our exposure to foreign labor laws due to our operational presence in Europe.

      We had 913 employees in Europe as of December 31, 2003, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

Risks Relating to Manufacturing

     Our success depends on high utilization of our manufacturing capacity.

      An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over-capacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. In addition, when the agreement with STMicroelectronics terminates in June 2004 or if STMicroelectronics fails to meet its take-or-pay obligation under the agreement, utilization of our fabs could decline. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. If we enter another downturn, our wafer fabrication capacity may be under-utilized again and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

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

      Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $26.6 million in 2003, $22.0 million in 2002 and $20.7 million in 2001. These expenditures were used to replace equipment and expand our test and design capabilities. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional financing may not be available when needed or, if available, may not be available on satisfactory terms.

     Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others.

      As of December 31, 2003, we held 73 U.S. patents and 117 foreign patents. We also had over 50 patent applications in progress. At the end of 2004, approximately 21% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

      Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In January 2003, Ricoh Company, Ltd. filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. The case was transferred to the U.S. District Court for the Northern District of Delaware in August 2003 and was subsequently transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. Based on information available to us to date, our belief is that the asserted claims are without merit or, if meritorious, that we will be indemnified (with respect to damages) for these claims by Synopsys, Inc. and resolution of this matter will not have a material adverse effect on our future financial results or financial condition.

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

      AMI Semiconductor, our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness, most of which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor’s capital stock. As of December 31, 2003, our long-term consolidated indebtedness was approximately $254.7 million and our total consolidated debt as a percentage of total capitalization was 55%. Subject to the restrictions in the senior credit facilities and the senior subordinated notes, we and our subsidiaries may incur certain additional indebtedness from time to time.

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

      We are a holding company with no business operations. Our only significant asset is the outstanding capital stock of AMI Semiconductor, our wholly owned subsidiary through which we conduct all our business operations, and certain other assets. We will not be able to pay cash dividends on our common stock without receiving dividends or other distributions from AMI Semiconductor. Furthermore, AMI Semiconductor is restricted by the senior credit facilities and the senior subordinated notes from paying dividends or making distributions to us. In any event, we currently expect that our earnings and cash flow will be retained for use in our operations and to service our debt obligations. Even if we determined to pay a dividend on or make a distribution in respect of our common stock, we cannot assure you that our subsidiaries will generate sufficient cash flow to pay a dividend or distribute funds to us or that applicable state law and contractual restrictions will permit such dividends or distributions.

     Our principal stockholders exert substantial influence over us and may exercise their control in a manner adverse to your interests.

      As of December 31, 2003, Francisco Partners, Citigroup Venture Capital Equity Partners, or CVC, and Nippon Mining together beneficially owned 53,499,753 shares, or approximately 65.3%, of our outstanding common stock. These stockholders are party to a shareholders’ agreement, pursuant to which these stockholders have the power to direct our affairs and will be able to determine the outcome of all matters required to be submitted to stockholders for approval, including the election of a majority of our directors, any merger, consolidation or sale of all or substantially all of our assets and amendment of our certificate of incorporation. Because a limited number of persons control us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.

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

      The anti-takeover provisions of Delaware law impose various impediments to the ability of a third party to acquire control of us, even if a change in control would be beneficial to our existing stockholders. Additionally, provisions of our amended and restated certificate of incorporation and by-laws could deter, delay or prevent a third party from acquiring us, even if doing so would benefit our stockholders. These provisions include:

•	a requirement that special meetings of stockholders may be called only by our board of directors, the chairman of the board (if any), the president or the secretary;

•	advance notice requirements for stockholder proposals and nominations; and

•	the authority of the board to issue, without stockholder approval, preferred stock with such terms as the board may determine.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

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

      The majority of our revenue in 2002 and 2001 was denominated in U.S. dollars. Additionally, the majority of our operating costs were denominated in U.S. dollars for those periods. Therefore, foreign currency fluctuations did not materially impact our financial results in those periods. However, MSB’s operations were only consolidated with ours for six months of 2002; therefore, our 2002 operating results were not affected as greatly by transactions denominated in foreign currencies as they were in 2003 when a substantial portion of our annual sales and operating costs were denominated in euros.

      Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of December 31, 2003, approximately 68% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2003 would cause a change in consolidated net assets of approximately $9 million.

      We currently do not hedge our foreign currency exchange rate exposure.

      Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $0.5 million in interest expense.

      In January 2003, we issued $200.0 million of fixed rate 10 3/4% Senior Subordinated Notes. As of December 31, 2003, $130 million of this issuance was outstanding. Because our interest rate is fixed, changes in market interest rates do not impact our interest expense.

Item 8.	Financial Statements and Supplementary Data

REPORT OF INDEPENDENT AUDITORS

The Board of Directors

AMIS Holdings, Inc.

      We have audited the accompanying consolidated balance sheets of AMIS Holdings, Inc. and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMIS Holdings, Inc. and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 2 to the consolidated financial statements, effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ ERNST & YOUNG LLP

ERNST & YOUNG LLP

Salt Lake City, Utah

February 6, 2004

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,

	2003	2002

	(In thousands, except
	share and per share data)
ASSETS
Current assets:
Cash and cash equivalents	$119,063	$62,184
Accounts receivable, less allowances of $4,000 and $4,791 at December 31, 2003 and 2002, respectively	73,585	65,994
Inventories	45,599	39,361
Receivable from affiliate	1,909	1,909
Deferred tax assets	8,987	9,077
Research and development grant receivable	6,734	6,513
Prepaid expenses	11,724	8,543
Other current assets	410	6,031

Total current assets	268,011	199,612
Property, plant and equipment, net	205,909	222,507
Deferred financing costs, net	8,324	6,188
Goodwill, net	1,211	1,211
Other intangibles, net	9,718	36,662
Deferred tax assets	38,627	19,369
Prepaid pension asset	13,103	11,847
Restricted cash	4,200	4,200
Other	985	864

Total assets	$550,088	$502,460

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,753	$29,643
Accrued expenses	24,973	23,780
Accrued employee compensation	29,212	21,329
Income taxes payable	1,088	1,391
Current portion of long-term debt	1,250	8,708

Total current liabilities	91,276	84,851
Long-term debt, less current portion	253,437	151,392
Other long-term liabilities	360	3,088

Total liabilities	345,073	239,331
Commitments and contingencies
Series A Senior Redeemable Preferred Stock, 20,000,000 shares authorized, 0 and 17,901,722 shares issued and outstanding at December 31, 2003 and 2002, respectively	—	233,671
Series B Junior Redeemable Convertible Preferred Stock, 20,000,000 shares authorized, 0 and 14,317,788 shares issued and outstanding at December 31, 2003 and 2002, respectively	—	190,498
Series C Senior Redeemable Preferred Stock, 0 and 75,000 shares authorized, issued and outstanding at December 31, 2003 and 2002, respectively	—	79,337
Stockholders’ Equity (Deficit)
Common stock, $0.01 par value, 150,000,000 and 133,333,333 shares authorized, 81,956,422 and 46,651,721 shares issued and outstanding as of December 31, 2003 and December 31, 2002, respectively	820	467
Additional paid-in capital	510,691	38,901
Stockholder notes receivable	—	(5,570)
Accumulated deficit	(323,021)	(276,278)
Deferred compensation	(475)	—
Accumulated other comprehensive income	17,000	2,103

Total stockholders’ equity (deficit)	205,015	(240,377)

Total liabilities and stockholders’ equity (deficit)	$550,088	$502,460

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2003	2002	2001

	(In thousands, except per share data)
Revenue	$454,152	$345,322	$326,510
Cost of revenue	255,959	214,964	186,400

	198,193	130,358	140,110
Operating expenses:
Research and development	70,256	52,140	42,112
Marketing and selling	37,801	35,002	35,373
General and administrative	26,779	24,961	25,566
Restructuring and impairment charges	21,741	648	4,983
Nonrecurring charges	11,401	—	—

	167,978	112,751	108,034

Operating income	30,215	17,607	32,076
Other income (expense):
Interest expense	(23,930)	(12,541)	(15,401)
Interest income	1,452	1,062	1,241
Other income (expense), net	(16,196)	147	407

	(38,674)	(11,332)	(13,753)

Income (loss) before income taxes	(8,459)	6,275	18,323
Provision (benefit) for income taxes	(8,043)	1,165	5,642

Net income (loss)	(416)	5,110	12,681
Preferred stock dividend	(46,327)	(62,502)	(47,578)

Net loss attributable to common stockholders	$(46,743)	$(57,392)	$(34,897)

Basic and diluted net loss per common share	$(0.84)	$(1.24)	$(0.76)

Weighted average number of shares used in calculating basic and diluted net loss per common share	55,427	46,407	46,072

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME

							Accumulated
	Common Stock		Additional	Stockholder			Other
			Paid-in	Notes	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Compensation	Income (Loss)	Total

	(In thousands)
Balance at January 1, 2001	46,030	$460	$35,280	$(5,005)	$(183,989)	$—	$(260)	$(153,514)
Comprehensive income:
Net income	—	—	—	—	12,681	—	—	12,681
Unrealized derivative loss	—	—	—	—	—	—	(726)	(726)
Foreign currency translation adjustment	—	—	—	—	—	—	98	98

Total comprehensive income	—	—	—	—	12,681	—	(628)	12,053
Interest on stockholder notes receivable	—	—	—	(523)	—	—	—	(523)
Stock repurchase	(40)	—	(31)	210	—	—	—	179
Exercise of stock options	111	1	87	—	—	—	—	88
Issuance of common stock	64	1	49	—	—	—	—	50
Accretion of dividends on Series A Senior Redeemable and Series B Junior Redeemable Convertible Preferred Stock	—	—	—	—	(47,578)	—	—	(47,578)

Balance at December 31, 2001	46,165	462	35,385	(5,318)	(218,886)	—	(888)	(189,245)
Comprehensive income:
Net income	—	—	—	—	5,110	—	—	5,110
Unrealized derivative gain	—	—	—	—	—	—	98	98
Foreign currency translation adjustment	—	—	—	—	—	—	2,893	2,893

Total comprehensive income	—	—	—	—	5,110	—	2,991	8,101
Warrants issued in conjunction with the Series C Senior Redeemable Preferred Stock	—	—	3,165	—	(3,165)	—	—	—
Interest on stockholder notes receivable	—	—	—	(252)	—	—	—	(252)
Exercise of stock options	487	5	351	—	—	—	—	356
Accretion of dividends on Series A Senior Redeemable, Series B Junior Redeemable Convertible and Series C Senior Redeemable Preferred Stock	—	—	—	—	(59,337)	—	—	(59,337)

Balance at December 31, 2002	46,652	467	38,901	(5,570)	(276,278)	—	2,103	(240,377)
Comprehensive income:
Net loss	—	—	—	—	(416)	—	—	(416)
Unrealized derivative gain	—	—	—	—	—	—	628	628
Foreign currency translation adjustment	—	—	—	—	—	—	14,269	14,269

Total comprehensive income	—	—	—	—	(416)	—	14,897	14,481
Exercise of stock options	1,060	11	684	—	—	—	—	695
Accretion of dividends on Series A Senior Redeemable, Series B Junior Redeemable Convertible and Series C Senior Redeemable Preferred Stock	—	—	—	—	(46,327)	—	—	(46,327)
Net exercise of warrants	9,099	91	(91)	—	—	—	—	—
Issuance of shares from initial public offering	25,145	251	470,025	—	—	—	—	470,276
Stock compensation on acceleration of stock option vesting	—	—	653	—	—	—	—	653
Interest on stockholder notes receivable	—	—	—	(250)	—	—	—	(250)
Deferred compensation	—	—	519	—	—	(519)	—	—
Amortization of deferred compensation	—	—	—	—	—	44	—	44
Proceeds from stockholder notes receivable	—	—	—	5,820	—	—	—	5,820

Balance at December 31, 2003	81,956	$820	$510,691	$—	$(323,021)	$(475)	$17,000	$205,015

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2003	2002	2001

	(In thousands)
Cash flows from operating activities
Net income (loss)	$(416)	$5,110	$12,681
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	44,753	46,953	44,096
Amortization of deferred financing costs	1,282	1,315	1,072
Stock compensation expense	3,880	532	777
Accrued restructuring charges	692	387	1,683
Impairment of long-term asset	20,028	—	—
Provision for (benefit from) deferred income taxes	(19,061)	823	4,453
Write-off of deferred financing charges and loss on settlement of derivative	8,704	—	—
Loss on retirement of property, plant and equipment	536	288	866
Income statement impact of change in value of derivatives	(24)	(248)	248
Interest on stockholder notes receivable	(250)	(252)	(523)
Changes in operating assets and liabilities:
Accounts receivable	(1,654)	(9,648)	14,764
Inventories	(2,339)	7,493	15,629
Prepaid expenses and other assets	6,483	1,060	(2,423)
Receivable from/payable to affiliates	—	4,307	(14,203)
Accounts payable	3,561	10,079	(24,968)
Accrued expenses and other liabilities	446	3,917	(2,567)
Accrued employee compensation	4,051	8,959	(9,011)

Net cash provided by operating activities	70,672	81,075	42,574
Cash flows from investing activities
Purchases of property, plant and equipment	(26,553)	(21,987)	(20,720)
Proceeds from sale of property, plant and equipment	275	—	—
Purchase of businesses	—	(85,438)	—
Changes in other assets	(245)	—	—
Designation of restricted cash	—	—	(4,200)

Net cash used in investing activities	(26,523)	(107,425)	(24,920)
Cash flows from financing activities
Payments on long-term debt	(230,413)	(13,150)	(1,750)
Issuance of common and preferred stock	470,276	75,000	250
Proceeds from Senior Term Loan	125,000	—	—
Redemption of preferred stock	(550,244)	—	—
Payments on related-party debt	—	—	(6,000)
Payments on long-term payables	(1,401)	(1,759)	(1,830)
Proceeds from senior subordinated notes	200,000	—	—
Stock repurchase, net of stockholder note receivable	—	—	(122)
Exercise of stock options for common and preferred stock	939	454	270
Deferred financing costs	(11,356)	(2,170)	—
Payment to settle derivatives	(788)	—	—

Net cash provided by (used in) financing activities	2,013	58,375	(9,182)
Effect of exchange rate changes on cash and cash equivalents	10,717	1,509	98

Net increase in cash and cash equivalents	56,879	33,534	8,570
Cash and cash equivalents at beginning of year	62,184	28,650	20,080

Cash and cash equivalents at end of year	$119,063	$62,184	$28,650

Supplementary cash flow information
Cash paid for interest	$16,721	$11,314	$14,776
Cash paid for income taxes (including $8,707 paid to our former parent under tax sharing agreement in 2001)	$9,257	$2,455	$9,213
Stock repurchase in exchange for stockholder note receivable	$—	$—	$(210)
Unrealized derivative gain (loss), net of income taxes	$—	$98	$(726)

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2003

1.	Business and Organization

Business

      AMIS Holdings, Inc. and its subsidiaries (the Company) are primarily engaged in designing, manufacturing and marketing semi-custom and custom integrated circuits worldwide.

     Organization, Recapitalization and Basis of Presentation

      During 1997, American Microsystems, Inc. (AMI) operated as a subsidiary of Nippon Mining Holdings, Inc. (Nippon Mining). Effective January 1, 1998, AMI merged with Gould Electronics Inc. (GEI), another subsidiary of Nippon Mining, to form a new entity, which became the parent of AMI (the Parent), and was headquartered in Eastlake, Ohio and was a subsidiary of Nippon Mining. AMI and GEI continued to conduct business as American Microsystems, Inc. and Gould Electronics Inc., respectively, and operated as separate business units of the Parent.

      Effective July 29, 2000, AMI Spinco, Inc. (Spinco), a newly formed entity, and the Parent entered into a separation agreement (the Separation Agreement) whereby substantially all of the assets and liabilities of AMI and its related operating entities were transferred by the Parent to Spinco in exchange for all of the Series A Preferred Stock of Spinco (see further discussion of the Preferred Stock in Note 14). For the period from July 29, 2000 through December 21, 2000, Spinco operated as a subsidiary of the Parent.

      On December 21, 2000, Spinco was recapitalized and certain related transactions were effected (the Recapitalization) pursuant to an agreement (the Recapitalization Agreement) among Spinco, the Parent, certain affiliates of Spinco and the Parent, an affiliate of Citicorp Venture Capital Ltd. (CVC) and an affiliate of Francisco Partners, L.P. (FP). In connection with the Recapitalization, Spinco became a wholly owned operating subsidiary of AMIS Holdings, Inc. (AMIS Holdings) and Spinco was renamed AMI Semiconductor, Inc. (AMIS).

      The Recapitalization was effected through the following transactions:

•	AMIS Holdings was capitalized with three tranches of capital stock: 46,030,334 shares of common stock; 17,870,100 shares of Series A Senior Redeemable Preferred Stock; and 14,296,084 shares of Series B Junior Redeemable Convertible Preferred Stock.

•	The Parent’s ownership in Spinco was converted into the following securities of AMIS Holdings: (i) 45,077,001 shares of common stock, (ii) 17,500,000 shares of Series A Senior Redeemable Preferred Stock, and (iii) 14,000,000 shares of Series B Junior Redeemable Convertible Preferred Stock. The Parent was also issued a warrant to purchase an additional 4,603,032 shares of common stock.

•	Current and former executives’ ownership in Spinco was converted into the following securities of AMIS Holdings: (i) 953,333 shares of common stock, (ii) 370,100 shares of Series A Senior Redeemable Preferred Stock, and (iii) 296,084 shares of Series B Junior Redeemable Convertible Preferred Stock.

•	CVC and FP each acquired the following securities of AMIS Holdings directly from the Parent: (i) 17,837,613 shares of common stock, (ii) 6,925,000 shares of Series A Senior Redeemable Preferred Stock, and (iii) 5,540,000 shares of Series B Junior Redeemable Convertible Preferred Stock in exchange for $138,500,000 in cash. Another third-party investment fund acquired the following securities of AMIS Holdings directly from the Parent: (i) 386,374 shares of common stock, (ii) 150,000 shares of Series A Senior Redeemable Preferred Stock, and (iii) 120,000 shares of

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series B Junior Redeemable Convertible Preferred Stock in exchange for $3,000,000 in cash. The aggregate consideration paid by these third parties to the Parent was $280,000,000 in cash.

•	AMIS Holdings obtained $175,000,000 in bank debt and used the proceeds for the following: (i) redemption of outstanding Spinco Series B and C Preferred Stock and common stock warrants for total consideration of approximately $6,500,000; (ii) repayment of $72,200,000 of Spinco intercompany debt payable to the Parent; (iii) payment of $40,500,000 to the Parent for a non-compete agreement; (iv) payment of $29,200,000 to the Parent in satisfaction of the remaining liquidation preference on the Spinco Series A Preferred Stock; and (v) payment of Recapitalization related transaction expenses of approximately $24,856,000.

•	The Parent agreed to indemnify the Company for certain existing environmental contingencies and to pay certain existing liabilities of the Company. The estimated amount of these obligations at December 21, 2000 was approximately $11,232,000.

      As a result of the foregoing transactions, CVC and FP each held approximately 38.8%, the Parent held approximately 19.6% and the remaining stockholders, including certain current and former executive officers, held approximately 2.8% of each class of capital stock of AMIS Holdings immediately subsequent to the Recapitalization.

      On September 26, 2003, the Company completed its initial public offering (the “IPO”) of 25,145,000 shares of common stock at a price to the public of $20 per share. Net of total offering expenses, the proceeds to the Company were approximately $470,300,000. The Company used the proceeds from the IPO, together with the borrowings under a new $125,000,000 Senior Term Loan, to redeem all of its outstanding shares of preferred stock and options to purchase shares of such preferred stock, redeem 35% of the Senior Subordinated Notes and repay an existing Senior Term Loan. (See further discussion below.) The Company also settled all outstanding stockholder loans.

     Principles of Consolidation

      The consolidated financial statements include the accounts of AMIS Holdings and its subsidiaries. All significant intercompany transactions and accounts have been eliminated. Unrealized gains on intercompany transfers of inventory are eliminated and are recognized only upon sales to third parties.

     Reclassifications

      Certain prior year amounts shown have been reclassified to conform to the current year presentation.

     Reverse Stock Split

      On September 4, 2003, the Company’s Board of Directors and stockholders effected a one-for-three reverse split of the Company’s outstanding common stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.

2.	Significant Accounting Policies

Use of Estimates

      The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Revenue Recognition

      The Company generally recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and collectibility is reasonably assured. However, in certain situations, the Company ships products through freight forwarders where title does not pass until product is shipped from the freight forwarder. In other situations, by contract, title does not pass until the customer receives the product. In both cases, revenue and related costs are not recognized until title passes to the customer. Estimates of product returns and allowances, based on actual historical experience, the Company’s knowledge of potential quality issues and customer feedback, are recorded at the time revenue is recognized and are deducted from revenues. Revenue from contracts to perform engineering design and product development is generally recognized as milestones are achieved, which approximates the percentage-of-completion method. (See Note 10 for further discussion.)

      Shipping and handling costs are expensed as incurred and included in cost of sales.

     Research and Development Expense

      Research and development costs are expensed as incurred. Certain specifically defined fundamental and prototype research projects, executed by AMIS-B (see below) in collaboration with other research centers, are partly funded by research and development grants provided by the IWT (Flemish Institute for the enhancement of scientific technologic research in the industry) and the European Commission (the “Authorities”). Such grants are recorded as a reduction to research and development expense as costs are incurred and when it is reasonably assured that all conditions under the grant agreement will be met. Management regularly evaluates whether it is reasonably assured that such conditions will be met.

     Capitalized Software Development Costs for Internal Use

      In accordance with the provisions of Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” the Company capitalizes internal and external costs to develop or obtain internal use software during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred, as are training and maintenance costs. The Company capitalized approximately $465,000, $10,372,000 and $2,603,000 relating to software costs in 2003, 2002 and 2001, respectively. Amortization is computed using the straight-line method over the estimated useful life of the assets, which has been determined to be three years.

     Concentrations of Credit Risk

      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s customers include, but are not limited to, other U.S. and foreign semiconductor manufacturers and manufacturers of computer systems, automobiles, and medical, industrial and telecommunications equipment. Management believes that any significant risk of accounting loss is reduced due to the diversity of its products and end customers. The Company performs ongoing credit evaluations of its customers’ respective financial condition and requires collateral, such as prepayments or letters of credit, when deemed necessary. The Company monitors the need for an allowance for doubtful accounts based on historical losses, economic conditions and expected collections of accounts receivable. No one customer accounted for greater than 10% of revenue for the years ended December 31, 2003, 2002, or 2001.

      The Company’s foreign operations include design and fabrication facilities in Belgium (AMI Semiconductor Belgium BVBA or AMIS-B), product sort and test operations in the Philippines (AMI Semiconductor Philippines, Inc. or AMIS-P) and sales operations and/or product design centers in Germany, the Czech Republic, Hong Kong and Japan.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Cash and Cash Equivalents

      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

     Inventories

      Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The Company provides an allowance for inventories on hand that are in excess of six months of forecasted demand. Forecasted demand is determined based on historical sales or inventory usage, expected future sales or inventory usage using backlog and other projections, and the nature of the inventories. The Company also reviews other inventories for indicators of impairment and provides an allowance as deemed necessary.

      The Company also provides an allowance for obsolete inventories, which are written off when disposed of.

     Property, Plant and Equipment

      Property, plant and equipment are stated at cost, including capitalized interest. Any assets acquired as part of the purchase of all or a portion of another company’s operations are stated at their relative fair values at the date of acquisition. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from three to thirty years. Repair and maintenance costs are expensed as incurred.

     Restricted Cash

      Restricted cash is comprised of an escrow account, which was created to provide for the duties and obligations associated with an employment agreement between the Company and its Chief Executive Officer.

     Other Intangibles

      Other intangibles are recorded at the lower of cost or their net realizable value and are being amortized on a straight-line basis over six months to fifteen years.

      The following table summarizes the gross carrying amount and accumulated amortization for each major class of intangible assets as of December 31 based on the Company’s reassessment of previously recognized intangible assets and their estimated remaining useful lives in conjunction with the adoption of SFAS No. 142 (see below) (in thousands):

	2003		2002

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Useful Life

Licenses	$68,635	$59,161	$68,358	$56,121	0.5 to 15 years
Non-compete agreement	—	—	40,500	16,422	5 years
Patents	770	770	770	732	5 years
Contracts	325	81	325	16	5 years

Total amortizable intangible assets	$69,730	$60,012	$109,953	$73,291

      Amortization expense relating to other intangibles, excluding deferred financing costs, was approximately $7,162,000, $10,994,000 and $10,576,000 for the years ended December 31, 2003, 2002 and 2001, respectively. These amounts are allocated between research and development and general and administrative expenses in the accompanying statements of operations, depending on the nature and use of the intangible asset.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The scheduled amortization expense for the next five years is as follows (in thousands): 2004 — $2,427; 2005 — $942; 2006 — $857; 2007 — $833; and 2008 — $784.

     Impairment of Long-Lived Assets

      The Company regularly evaluates the carrying amounts of long-lived assets, including its property, plant and equipment and other intangible assets, as well as the related depreciation and amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant judgment by management, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows.

      In conjunction with the Recapitalization Agreement, the Company entered into a non-competition agreement with Nippon Mining and its subsidiary (our former Parent). According to this agreement, each of Nippon Mining and its subsidiary agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. During 2003, the Company reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and its subsidiary’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, the Company released Nippon Mining and its subsidiary from the non-compete agreement and expensed the $20,028,000 remaining unamortized balance of the agreement, which is included as part of the 2003 Restructuring and impairment charges on the accompanying consolidated statements of operations.

     Deferred Financing Costs

      Deferred financing costs relate to fees incurred to obtain and amend bank term loans and revolving credit facilities and fees incurred in connection with senior subordinated notes issued in January 2003 (see Note 9). These costs are being amortized to interest expense over the respective lives of the debt issues on a straight-line basis, which approximates the effective interest method. Amortization expense was approximately $1,282,000, $1,315,000 and $1,072,000 for the years ended December 31, 2003, 2002 and 2001, respectively. As explained below, during 2003, the Company repaid the original term loan and a portion of the senior subordinated notes. In connection with this repayment, the Company expensed approximately $7,884,000 of unamortized deferred financing costs, which are included as part of the 2003 Other income (expense) charges on the accompanying consolidated statements of operations.

     Goodwill

      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In accordance with the guidelines of this accounting principle, goodwill and intangible assets with indefinite lives are no longer amortized, but are assessed for impairment on at least an annual basis. The Company completed Step 1 (determining and comparing the fair value of the Company’s reporting units to their carrying values) of the annual impairment test. The fair value of the Company’s reporting units exceeds their carrying values including goodwill; therefore, no impairment of the Company’s goodwill exists and Step 2 does not need to be completed for 2003. As of December 31, 2003 and 2002, the Company’s gross goodwill balance is approximately $23,033,000, with accumulated amortization of approximately $21,822,000.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Provided below is a reconciliation of previously reported financial statement information to adjusted amounts that reflect the elimination of goodwill amortization for the years ended December 31 (in thousands except per share data):

	2003	2002	2001

Net loss attributable to common stockholders:
As reported	$(46,743)	$(57,392)	$(34,897)
Add back: Goodwill amortization	—	—	1,872

Adjusted net loss attributable to common stockholders	$(46,743)	$(57,392)	$(33,025)

Adjusted basic and diluted loss per common share	$(0.84)	$(1.24)	$(0.72)

Weighted average number of common shares outstanding	55,427	46,407	46,072

     Foreign Currency

      The U.S. dollar is the functional currency for AMIS-P. Remeasurement adjustments that result from the process of remeasuring this entity’s financial statements into U.S. dollars are included in other income (expense) and have not been significant for the years ended December 31, 2003, 2002 and 2001.

      The local currencies are the functional currencies for the Company’s fabrication facilities, sales operations and/or product design centers in Belgium, Germany, Czech Republic, Hong Kong and Japan. Cumulative translation adjustments that result from the process of translating these entities’ financial statements into U.S. dollars are included as a component of comprehensive income and total approximately $17,000,000 and $2,103,000 as of December 31, 2003 and 2002, respectively.

Income Taxes

      Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the deferred tax asset to an amount that is determined to be more likely than not to be realized, based on an analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. The Company’s analyses of future taxable income are subject to a wide range of variables, many of which involve management’s estimates and therefore the deferred tax asset may not be ultimately realized.

Stock Options

      The Company has elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” (APB 25) and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123).

      Stock compensation expense for options and/or warrants granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (EITF 96-18). The fair value of options or warrants granted to non-employees is periodically re-measured as the underlying options or warrants vest.

      On December 31, 2002, the FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure.” SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

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

      The following table provides pro forma information for the years ended December 31 that illustrates the net income (loss), net loss attributable to common stockholders (in thousands, except per share data), and net loss per common share as if the fair value method had been adopted under SFAS No. 123.

	2003	2002	2001

Net income (loss) as reported	$(416)	$5,110	$12,681
Less: Stock compensation expense determined under the fair value method, net of related tax effects	(301)	(383)	(489)
Add: Compensation expense associated with accelerated stock options, net of related tax effects	385	—	—
Amortization of deferred compensation, net of related tax effects	26	—	—

Pro forma net income (loss)	(306)	4,727	12,192

Preferred stock dividend as reported	(46,327)	(62,502)	(47,578)

Pro forma net loss attributable to common stockholders	$(46,633)	$(57,775)	$(35,386)

Net loss per common share:
Basic and diluted as reported	$(0.84)	$(1.24)	$(0.76)
Pro forma basic and diluted	$(0.84)	$(1.24)	$(0.77)

      The weighted-average fair value of options granted during the years ended December 31, 2003, 2002 and 2001 was $2.16, $0.09 and $0.12, respectively. The fair value of these options was estimated at the date of grant using the Black Scholes Value option pricing model subsequent to the IPO in 2003 and the Minimum Value option pricing model prior to the IPO. The following weighted-average assumptions were used for 2003, 2002 and 2001, respectively: risk-free interest rates of 2.07%, 2.88% and 4.37%, dividend yield of 0%, a weighted-average expected life of the options of 2.5 years and a volatility factor of 8% for 2003 and 0% for 2002 and 2001.

      The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and that are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including expected stock price volatility. Because AMIS’ stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect their fair value, in management’s opinion, the existing models do not necessarily provide a reliable measure of the fair value of stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis over the options’ vesting period. Because the effect of SFAS 123 is prospective, the impact on pro forma net income and earnings per share may not be representative of compensation expense in future years.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Earnings Per Share

      Options to purchase 4,865,119; 5,491,034 and 5,126,102 shares of common stock and warrants to purchase 4,674,735; 13,787,883 and 4,603,032 shares of common stock were outstanding as of December 31, 2003, 2002 and 2001, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive because of the net loss attributable to common stockholders recorded during 2003, 2002 and 2001.

Derivatives

      In 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was subsequently amended by SFAS No. 137, “Accounting for Derivative Financial Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. The Company has followed the guidance of SFAS No. 133 in accounting for its derivative instruments entered into in June 2001. (See Note 15 for further discussion.)

Recent Accounting Pronouncements

      The Company has reviewed all recently issued accounting standards, which have not yet been adopted, in order to determine their potential effect, if any, on the results of operations of financial position of the Company. Based on that review, the Company does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

3.	Purchase of the Mixed Signal Business of Alcatel Microelectronics from STMicroelectronics

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

      The foregoing purchase price includes the allocation of certain operating liabilities between MSB and STMicroelectronics. Additionally, as part of the MSB acquisition, the Company prepared and approved a plan of restructuring in connection with the integration of MSB into the Company and included the costs of those

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

restructuring activities in the purchase price pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The restructuring costs that have been accrued and included in the purchase price primarily include costs associated with relocating and combining MSB’s testing facilities with the Company’s existing facilities. The majority of these costs relate to employee severance. As of December 31, 2003, the Company had terminated 42 employees as part of this transfer of the testing facilities. This relocation was substantially completed during 2003. Additional costs, which were substantially paid in 2002, represent employee severance for 79 MSB employees that had duplicative responsibilities as those of the Company’s employees and were terminated as part of the Company’s plan.

      Following is a rollforward of the restructuring accrual from acquisition date to December 31, 2003 (in thousands):

			Restructuring		Restructuring
	Restructuring		Accrual at		Accrued at
	Accrual at	Paid in	December 31,	Paid in	December 31,
	June 26, 2002	2002	2002	2003	2003

Employee severance costs	$3,700	$(1,500)	$2,200	$(2,200)	$—
Transfer of ownership taxes	800	(800)	—	—	—
Other	100	(100)	—	—	—

Total	$4,600	$2,400	$2,200	$(2,200)	$—

      Following is a summary of the allocation of the MSB purchase price (in thousands):

Trade accounts receivable	$18,300
Inventory	19,500
Prepaid and other assets	13,200
Deferred pension asset	11,600
Property, plant and equipment	32,300
Intangible assets	8,300

Total purchase price allocated	$103,200

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

      Unaudited pro forma information as if MSB had been acquired on January 1, 2001 is as follows for the years ended December 31 (rounded, in thousands, except per share data). The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred on the assumed acquisition date.

	2002	2001

Revenue	$400,400	$460,700
Net income	1,400	9,300
Net loss attributable to common stockholders	(61,100)	(38,300)
Loss per share attributable to common stockholders:
Basic and diluted	(1.32)	(0.83)

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

4.	Inventories

      Inventories consist of the following as of December 31 (in thousands):

	2003	2002

Raw materials	$5,307	$7,368
Work-in-process	27,213	23,657
Finished goods	13,079	8,336

	$45,599	$39,361

5.	Property, Plant and Equipment

      Property, plant and equipment consists of the following as of December 31 (in thousands):

	2003	2002

Land and buildings	$63,094	$63,415
Machinery and equipment	386,004	379,631
Construction-in-progress	12,326	2,185

	461,424	445,231
Less accumulated depreciation	(255,515)	(222,724)

	$205,909	$222,507

      Depreciation expense related to property, plant and equipment was approximately $37,657,000, $35,959,000 and $31,648,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

6.	Accrued Expenses and Other Long-Term Liabilities

      Accrued expenses consist of the following as of December 31 (in thousands):

	2003	2002

Reserve for restructuring charges	$856	$3,183
Reserve for product development project losses	6,281	4,660
Research and development grant payable	3,596	2,984
Preferred stock dividend payable	—	2,805
Property, sales and use and other taxes	1,736	2,442
Employee medical insurance reserve	1,000	1,766
Accrued sales representatives’ commissions	884	1,107
Interest payable	6,045	162
Other	4,575	4,671

	$24,973	$23,780

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Other long-term liabilities consist of the following as of December 31 (in thousands):

	2003	2002

Unrealized loss on derivatives	$—	$1,064
Liability for purchase of developed technology	—	1,484
Other long-term liabilities	360	540

	$360	$3,088

7.	Commitments

      The Company leases certain facilities and equipment under noncancelable operating lease arrangements, some of which include various renewal options and escalation clauses. During the years ended December 31, 2003, 2002 and 2001, rental expense under such arrangements was approximately $6,650,000, $2,509,000 and $3,266,000, respectively.

      Approximate future minimum annual rental commitments at December 31, 2003 are as follows: 2004 — $6,003,000; 2005 — $2,791,000; 2006 — $1,582,000; 2007 — $1,155,000; and 2008 — $741,000.

      In order to achieve more favorable pricing and ensure delivery when demanded, the Company contracts for certain chemicals, raw materials, and services at fixed prices but not fixed quantities. These contracts are renegotiated on either a quarterly or annual basis. As no fixed quantities are required and terms are less than one year, no reportable commitment is deemed to exist for these contracts.

      From time to time, the Company enters into contracts with customers in which the Company provides some indemnification to the customer in the event of claims of patent or other intellectual property infringement resulting from the customer’s use of the Company’s technology. Such provisions are customary in the semiconductor industry and do not reflect an assessment by the Company of the likelihood of a claim. The Company has not recorded a liability for potential obligations under these indemnification provisions and would not record such a liability unless the Company believed that the likelihood of a material obligation was probable.

8.	Transactions with Related Parties

      Pursuant to the terms of the Recapitalization Agreement, the Company entered into advisory agreements with affiliates of Citigroup Venture Capital Equity Partners, L.P. (CVC) and Francisco Partners, L.P. (Francisco Partners) (the Sponsors) pursuant to which the Sponsors may provide financial, advisory and consulting services to the Company. For 2002 and 2001, expenses totaling $2,000,000 were recorded related to these advisory agreements. For 2003, expenses totaling approximately $1,500,000 were recorded related to these advisory agreements. During September 2003, the Company entered into amendments to these advisory agreements whereby the annual advisory fees payable under these agreements ceased. The amendments called for a one-time payment of $8,500,000 for investment banking and financial advisory services, which was paid in September 2003 and is included in nonrecurring charges in the accompanying statements of operations.

      In 1999, Nippon Mining entered into an agreement with a major semiconductor manufacturer pursuant to which the semiconductor manufacturer provides certain technology and related technological assistance to the Company. The Company agreed to reimburse Nippon Mining for the amounts due under the agreement, which is denominated in yen, totaling approximately ¥1,000,000,000 (or $9,515,000) over a five-year period. Under the Recapitalization Agreement, Nippon Mining’s subsidiary agreed to pay one-half of the remaining outstanding obligation to this major semiconductor manufacturer. As of December 21, 2000, the effective date of the Recapitalization Agreement, the obligation totaled approximately ¥775,000,000, or $6,778,000 using an

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

estimated exchange rate of approximately $0.00875/¥. Consequently, the Company recorded a contra-liability of $3,389,000, representing the portion of the obligation that Nippon Mining’s subsidiary agreed to pay.

      As of December 31, 2003, the remaining obligation, which is scheduled to be paid in 2004, was approximately ¥100,000,000, or $935,000 using an estimated exchange rate of approximately $0.00935/¥. The contra-liability as of December 31, 2003 was $1,100,000, representing one-half of the liability remaining and one-half of those items paid by the Company, but not yet invoiced to Nippon Mining’s subsidiary during 2003.

      Also, in conjunction with the Recapitalization Agreement, Nippon Mining’s subsidiary agreed to indemnify the Company for any property tax, foreign tax and sales and use tax obligations outstanding at December 21, 2000 (totaling approximately $6,343,000). As of December 31, 2003, the Company had remaining accruals of approximately $275,000 in accrued expenses and a corresponding receivable of $1,729,000 representing remaining accruals and those items paid by the Company, but not yet invoiced to Nippon Mining’s subsidiary, during 2003. As of December 31, 2002, the Company had remaining accruals of approximately $1,729,000 for these obligations in taxes payable and accrued expenses in the accompanying consolidated balance sheet and had recorded an offsetting receivable from affiliate for this amount.

      Certain retention and incentive plans were instituted as part of the Recapitalization. In accordance with these plans, $2,838,000 was paid out to certain executives of the Company in 2001 and 2000. Such amounts were reimbursed by Nippon Mining’s subsidiary in accordance with the Recapitalization Agreement.

9.	Long-Term Debt

      In conjunction with the Recapitalization Agreement entered into in December 2000, AMI Semiconductor, Inc., the Company’s wholly owned subsidiary, obtained $250,000,000 of Senior Secured Credit Facilities consisting of a $75,000,000 Revolving Credit Facility and a $175,000,000 Term Loan. At December 31, 2002 approximately $160,100,000 was outstanding under the Term Loan. The Company used proceeds from the issuance of the Senior Subordinated Notes (see discussion below) to pay approximately $111,800,000 on the Term Loan in January 2003 and proceeds from the IPO and the new Term Loan (see discussion below) to pay the balance outstanding under the Term Loan of approximately $39,900,000 in September 2003.

      On September 26, 2003, the Company and AMIS entered into amended and restated Senior Secured Credit Facilities (the Facilities) consisting of a $125,000,000 Term Loan and an extension of the Revolving Credit Facility, discussed above, increasing the amount available to $90,000,000. The new Term Loan requires a principal payment of $312,500, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on September 26, 2008. The Revolving Credit Facility ($20,000,000 of which may be in the form of letters of credit) is available for working capital and general corporate purposes. As of December 31, 2003, no amount was drawn on the Revolving Credit Facility.

      The interest rate on the new Term Loan at December 31, 2003 was 3.64%. The interest rate on the original Term Loan at December 31, 2002 was 5.2% with an effective rate of 6.5% after considering the impact of certain hedging arrangements. As discussed in Note 15, no hedging arrangements existed as of December 31, 2003.

      The Facilities require the Company to maintain a consolidated interest coverage ratio and a maximum senior leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement, as amended. The Facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of December 31, 2003.

      The Facilities are unconditionally guaranteed by AMIS Holdings and each existing domestic subsidiary and by each subsequently acquired or organized domestic subsidiary. The Facilities are secured by substantially all of the assets of the domestic subsidiaries including but not limited to: (a) a first-priority pledge of (i) all the capital stock of AMI Semiconductor, and (ii) all the capital stock of any subsidiary

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

guarantor, and (b) perfected first-priority security interests in substantially all tangible and intangible assets of AMI Semiconductor and each guarantor.

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

      On November 1, 2003, the Company used proceeds from the IPO and the new Term Loan to redeem 35% of the Senior Subordinated Notes for $77,525,000, plus accrued interest to the date of redemption. This amount includes the aforementioned premium of 10.75% of the principal amount, which was charged to expense in 2003. In connection with the repayment of the Senior Subordinated Notes, the Company wrote off approximately $2,773,000 of deferred financing costs. The premium and write-off of the deferred financing costs were charged to Other income (expense) in 2003 on the accompanying consolidated statements of operations. As of December 31, 2003, the remaining balance of the Senior Subordinated Notes of $130,000,000 had a fair market value of approximately $154,700,000.

      If AMIS experiences a Change of Control (as such term is defined in the indenture governing the Senior Subordinated Notes), subject to certain conditions, AMIS must give holders of the Senior Subordinated Notes an opportunity to sell to AMIS the Senior Subordinated Notes at a purchase price of 101% of the principal amount of the Senior Subordinated Notes, plus accrued interest.

      The payment of the principal, premium and interest on the Senior Subordinated Notes is fully and unconditionally guaranteed on a senior subordinated basis by the Company and AMIS’ existing and future domestic restricted subsidiaries that have outstanding or incur certain indebtedness. The guarantee by the Company and AMIS’ domestic restricted subsidiaries is subordinated to all of the Company’s existing and future Senior Indebtedness (as such term is defined in the indenture governing the Senior Subordinated Notes) and the existing and future Senior Indebtedness of AMIS’ domestic restricted subsidiaries, including their guaranty of AMIS’ obligations under the Facilities.

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

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Senior Subordinated Notes will rank pari passu in right of payment with any future senior subordinated indebtedness AMIS might issue and rank senior to any other subordinated indebtedness AMIS might issue.

      In connection with the issuance of the Senior Subordinated Notes, the Company paid underwriting fees and other transaction costs of approximately $7,800,000 that were capitalized and are being amortized over the term of the notes. In connection with the new Term Loan, the Company paid underwriting fees and other transaction costs of approximately $3,600,000 that were capitalized and are being amortized over the term of the loan. In connection with the repayment of the original Term Loan, the Company expensed approximately $3,700,000 of unamortized deferred financing costs in February 2003 and approximately $1,400,000 in September 2003, which were charged to Other income (expense) in 2003 on the accompanying consolidated statements of operations.

10.	Customer-Funded Product Development Activities

      Customer-funded product development activities are accounted for as contracts. The Company evaluates individual contracts and, where appropriate, records an accrual for any contracts that individually are expected to result in an overall loss. Revenue earned and costs incurred on product development contracts for the years ended December 31, 2003, 2002 and 2001, are as follows: 2003 — $34,645,000 and $25,840,000, respectively 2002 — $30,495,000 and $23,557,000, respectively; and 2001 — $26,059,000 and $20,677,000, respectively.

11.	Provision for Income Taxes

      The provision for income taxes for the years ended December 31 is as follows (in thousands):

	2003	2002	2001

Federal:
Current	$11	$10	$(306)
Deferred	(12,522)	(202)	4,316

	(12,511)	(192)	4,010
State:
Current	2	1	(53)
Deferred	(2,147)	(34)	740

	(2,145)	(33)	687
Foreign:
Current	11,372	331	1,548
Deferred	(4,759)	1,059	(603)

	6,613	1,390	945

Total	$(8,043)	$1,165	$5,642

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% for the following years ended December 31 as follows (in thousands):

	2003	2002	2001

Federal tax at statutory rate	$(2,960)	$2,196	$6,413
State taxes (net of federal benefit)	(508)	376	1,099
Foreign taxes, net of federal impact	(6,259)	(1,564)	719
Nondeductible goodwill amortization	—	—	768
Change in valuation allowance	1,869	—	(3,728)
Other, net	185	157	371

Total	$(8,043)	$1,165	$5,642

Effective tax rate	(95.1)%	18.6%	30.8%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows as of December 31 (in thousands):

	2003	2002

Deferred tax assets:
Foreign research and development investment deduction	$10,827	$4,448
Reserves not currently deductible	7,945	6,274
Intangible asset basis difference	78,078	74,731
Net operating loss carryforwards	37,578	20,869
Tax credit carryforwards	2,409	—
Inventory valuation	968	—
Other	401	3,484

Total deferred tax assets	138,206	109,806
Deferred tax liabilities:
Tax in excess of book depreciation	(33,420)	(30,352)
Inventory valuation	—	(1,645)
Prepaid pension asset	(4,430)	(4,759)
Other	(2,496)	(1,404)

Total deferred tax liabilities	(40,346)	(38,160)

	97,860	71,646
Valuation allowance	(50,246)	(43,200)

Net deferred tax assets	$47,614	$28,446

      Pretax income from foreign operations was approximately $31,395,000 for 2003, $7,199,000 for 2002, and $552,000 for 2001. As of December 31, 2003, unremitted pretax earnings of certain foreign subsidiaries in the amount of approximately $54,000,000 is considered by the Company to be permanently invested outside the U.S. and, accordingly, U.S. income taxes have not been provided on this amount.

      The separation of AMI from the Parent on July 29, 2000 was effected as a taxable transaction. Accordingly, the assets and liabilities of AMI were revalued for tax purposes to their fair value at July 29,

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2000. The increase in the tax basis of the assets as a result of this transaction gave rise to an increase in the Company’s deferred tax assets of approximately $159,192,000. A valuation allowance of $78,450,000 was established to reduce the deferred tax asset to an amount that is more likely than not to be realized. This net increase was credited to additional paid-in capital as of July 29, 2000 in connection with this transaction.

      The December 21, 2000 Recapitalization was treated as an asset acquisition for tax purposes; therefore, the assets and liabilities of Spinco were restated for tax purposes to their fair value at December 21, 2000. The decrease in the tax basis of the assets as a result of the Recapitalization caused a decrease in the Company’s deferred tax assets of $60,723,000. The valuation allowance also decreased by $31,522,000. The reduction in the deferred tax assets, net of the valuation allowance, as of December 21, 2000, was offset against equity, in connection with the Recapitalization.

      As of December 31, 2003, 2002 and 2001, the Company prepared an analysis of projected future taxable income, including tax strategies available to generate future taxable income. Based on that analysis, the Company believes its valuation allowance reduces the net deferred tax asset to an amount that will more likely than not be realized.

      In 2003, 2002 and 2001, the Company generated approximately $90,764,000 of state and federal net operating loss carryforwards. If not used, it is expected that the majority of these carryforwards will begin to expire in 2021. In 2002, the Company generated approximately $4,300,000 of foreign net operating loss carryforwards. Under the “change of ownership” provisions of the Internal Revenue Code utilization of the Company’s net operating loss carryforwards are subject to an annual limitation. Approximately $365,000 of these foreign net operating loss carryforwards remain as of December 31, 2003. The tax credit carryforwards include federal and state research and development and state investment tax credits, which begin expiring in 2015.

12.	Employee Benefit Plans

Retirement Plan — AMIS-P

      AMIS-P has a noncontributory defined benefit retirement plan (the Plan) for the benefit of all permanent employees in the Philippines. The Plan provides employees with a lump-sum retirement benefit equivalent to one month’s salary per year of service based on the final monthly gross salary before retirement. Total benefit obligations under the Plan and contributions to the Plan are not material to the consolidated financial statements.

Defined Contribution Plan — AMIS Holdings

      As of January 1, 2001, substantially all United States employees are eligible to participate in a 401(k) plan sponsored by AMIS Holdings. This plan requires the Company to match 50% of employee contributions, as defined, up to 6% of the employee’s annual salary. For the years ended December 31, 2003, 2002 and 2001, employer contributions totaled approximately $1,660,000, $1,531,000, and $1,643,000, respectively.

Defined Contribution Plan — AMIS-B

      Certain Belgian employees are eligible to participate in a defined contribution plan sponsored by AMIS-B. Under the terms of the plan, AMIS-B is required to contribute amounts based on each respective employee’s pay grade. For the years ended December 31, 2003 and 2002, employer contributions totaled approximately $592,000 and $237,000.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Defined Benefit Plan — AMIS-B

      Certain Belgian employees are also eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The prepaid pension asset recorded on the accompanying 2003 and 2002 balance sheets represents the amount of the net assets in the pension fund in excess of the post-retirement obligation.

      The following disclosures regarding this pension plan are based upon an actuarial valuation prepared for the period from June 26, 2002 to December 31, 2002 and for the year ended December 31, 2003 (in thousands):

		Period from
		June 26, 2002
	Year Ended	to
	December 31,	December 31,
	2003	2002

Change in benefit obligation:
Benefit obligation at beginning of period	$15,950	$14,801
Service cost	1,889	876
Interest cost	1,035	446
Benefits, administrative expenses and premiums paid	(403)	—
Actuarial gain	(140)	(1,142)
Foreign currency translation loss	3,585	969

Benefit obligation at end of period	21,916	15,950
Change in plan assets:
Fair value of plan assets at beginning of period	$28,479	$26,450
Actual return on plan assets	949	299
Benefits, administrative expenses and premiums paid	(403)	—
Foreign currency translation gain	5,970	1,730

Fair value of plan assets at end of period	34,995	28,479

Excess of plan assets over benefit obligation	13,079	12,529
Unrecognized net actuarial gain (loss)	21	(644)
Foreign currency translation gain (loss)	3	(38)

Prepaid pension asset	$13,103	$11,847

Components of net periodic benefit cost:
Service cost	$1,889	$876
Interest cost	1,035	446
Expected return on plan assets	(1,847)	(797)

Net periodic pension cost	$1,077	$525

Weighted average assumptions:
Discount rate	6.00%	6.00%
Expected return on plan assets	6.00%	6.00%
Compensation rate increase	5.00%	5.00%

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     Collective Bargaining Agreements

      As of December 31, 2003, the employees located in Belgium, representing 36% of the Company’s worldwide labor force, are represented by unions and have collective bargaining arrangements at the national, industry and company levels.

13.	Contingencies

      The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

      In addition, the Company is a “primary responsible party” to an environmental remediation and cleanup at its former corporate headquarters in Santa Clara, California (see discussion below regarding indemnification by Nippon Mining’s subsidiary). Costs incurred by the Company include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. Management’s estimate of the remaining cost to fulfill its obligations under the remediation effort, as determined in consultation with its environmental consultants and the governing regulatory agency, is $540,000. The Company has accrued $540,000 at December 31, 2003 and $720,000 at December 31, 2002. The short-term portion of this accrual, or $180,000, is included in accrued expenses and the long-term portion, or $360,000 is included in other long-term liabilities within the accompanying consolidated balance sheets. Due to the inherent uncertainties surrounding a contingency of this nature, there exists a reasonable possibility that such estimates could change in the near term.

      In conjunction with the Recapitalization Agreement, Nippon Mining’s subsidiary agreed to indemnify the Company for any obligation relating to this environmental issue. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” because amounts to be paid by the Company and reimbursed by Nippon Mining’s subsidiary are not fixed and determinable, the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded for $540,000 and $720,000 on the accompanying consolidated balance sheets as of December 31, 2003 and 2002, respectively, related to this matter.

14.	Stockholders’ Equity (Deficit)

     Common and Preferred Stock

      In accordance with the Recapitalization Agreement dated December 21, 2000, the Company issued 46,030,334 shares of its 133,333,333 authorized shares of common stock, 17,870,107 shares of its 20,000,000 authorized shares of Series A Senior Redeemable Preferred Stock (Senior Preferred Stock) and 14,296,086 shares of its 20,000,000 authorized shares of Series B Junior Redeemable Convertible Preferred Stock (Junior Preferred Stock). As discussed in Note 1, during 2003 the Company used the proceeds from the IPO, together with the borrowings under a new $125,000,000 Senior Term Loan, to redeem all of its outstanding shares of Senior Preferred Stock, Junior Preferred Stock, options to purchase shares of such preferred stock and associated cumulative dividends for approximately $469,480,000, net of stockholder notes receivable.

      The Senior Preferred Stock holders and Junior Preferred Stock holders were entitled to cumulative quarterly dividends when, as and if declared by the Board of Directors in an amount per share equal to 13.5% and 14.5%, respectively, of the accreted value per annum. The accreted value was $10 per share plus the amount of any cumulative unpaid dividends. As of December 31, 2002, cumulative unpaid dividends for totaled approximately $103,648,000.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In order to fund a portion of the MSB acquisition described in Note 3, the Company issued 75,000 shares of Series C Senior Redeemable Preferred Stock (Series C Preferred Stock) on June 26, 2002 resulting in net proceeds to the Company of $75,000,000. The Series C Preferred Stock was entitled to quarterly cash dividends when, as and if declared by the Board of Directors. Such dividends were cumulative, whether or not earned or declared, and accrued at an annual compounding rate of 12.0%, and 16.0% after December 27, 2002, because the Series C Preferred Stock had not been redeemed by December 26, 2002. As of December 31, 2002 cumulative unpaid dividends totaled approximately $4,513,000. As discussed in Note 9, during 2003, the Company used proceeds from the Senior Subordinated Notes to redeem the Series C Preferred Stock for a total, including cumulative dividends, of approximately $80,764,000.

      The Company grants stock options pursuant to its Amended and Restated 2000 Equity Incentive Plan, which was originally adopted by Spinco on July 29, 2000. In general, options granted vest over three and a half to four years. In 2003, the Board of Directors amended and restated the 2000 Equity Incentive Plan and revised the share reserve such that it shall not exceed in the aggregate 11,853,635 shares of common stock, plus an annual increase on the first day of each fiscal year during the term of the Plan beginning January 1, 2005 through January 1, 2010, in each case in an amount equal to the lesser of (i) 1,829,300 shares, (ii) 2.5% of the number of shares of the common stock outstanding on such date, or (iii) an amount determined by the Board.

      Effective September 20, 2000, certain key executives (with Board approval) executed early exercise stock purchase agreements with Spinco to exercise options granted to them during 2000 in exchange for full recourse notes. The notes bore interest at an annual rate of 7% and payment of principal and interest was due September 20, 2005. The notes and all unpaid interest were fully secured by the underlying stock and the Company had full recourse against the borrowers in the event of default. In connection with this arrangement, the following shares were issued: 953,333 shares of common stock, 370,100 shares of Senior Preferred Shares and 296,084 shares of Junior Preferred Shares. In connection with the redemption of the Senior Preferred Shares and Junior Preferred Shares in 2003, all notes were repaid by offsetting the amounts paid for the redemption by the full amount of the notes.

      In conjunction with the recapitalization in December 2000, outstanding options to purchase common stock of Spinco were converted to options to purchase a unit consisting of the following shares of AMIS Holdings: (a) two-thirds of a share of common stock, (b) .2588164 shares of Series A Senior Preferred Stock and (c) .2070531 shares of Series B Junior Preferred Stock. As discussed above, using proceeds from the IPO and the new Term Loan, all options for preferred stock were redeemed during September 2003. As part of this redemption, the Company recognized compensation expense of approximately $2,901,000 during the third quarter of 2003, which is included in nonrecurring charges on the accompanying statement of operations.

      Under the guidance of Financial Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion 25,” to the extent that the exercise price of the original options, as compared to the fair value of the underlying stock at the time of the Recapitalization, is consistent with the relationship of the exercise price of the replacement options to the fair value of the underlying stock, a new measurement date does not exist and no compensation expense is required to be recorded at the time of the Recapitalization. However, under the terms of the replacement options, the exercise price of the Senior and Junior Preferred Stock portions of the units increases as dividends accrete on the underlying Senior and Junior Preferred Stock. As such, these components of the unit are variable. Therefore, compensation expense is measured and recorded each period based upon the incremental change in the exercise price of these components. For the years ended December 31, 2003, 2002 and 2001, the Company has recorded approximately $282,000, $532,000 and $527,000, respectively as compensation expense with regard to these components.

      In 2001, the Company awarded 32,051 shares of common stock, 11,360 shares of Senior Preferred Stock and 9,025 shares of Junior Preferred Stock to the interim chief executive officer for a total of $250,000, which

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

represented the fair value of such shares, as determined by the Board of Directors, at the date of grant. Compensation expense was recorded for this stock award. Additionally, the Company sold 32,051 shares of common stock, 11,146 shares of Senior Preferred Stock and 8,843 shares of Junior Preferred Stock to this same individual for $250,000. The number of Preferred Shares changed between the two issuances while the values of the transactions remained the same because of dividend accretion on the Preferred Shares prior to the sale of stock.

      A certain member of the Company’s Board of Directors was granted an option to purchase 26,667 shares of AMIS Holdings common stock upon joining the Board. The options granted to this member of the Board have an exercise price equal to $0.78 per share, which was the fair market value of the common stock on the date of grant. These options vest over a four-year period at a rate of 25% of the total shares granted on the first anniversary of the date of grant, and ratably over the next 36 months, so long as this member of the Board remains the Company’s director or consultant. This member of the Board was also granted the right to exercise these options before vesting and acted on that right in 2001. If this member of the Board were to cease acting as a director, the Company has the right to redeem the shares underlying the unvested options at the original exercise price of $0.78 per share.

      In conjunction with the IPO, the Company re-evaluated its prior estimates of the fair value of its common stock. As a result, the Company determined that certain options issued during 2003 were issued with exercise prices that were less than the deemed fair value of the Company’s common stock. As a result, deferred stock-based compensation of approximately $519,000 was recorded. The deferred stock-based compensation has been recorded as a component of stockholders’ equity and is being recognized over the vesting period of the underlying stock options using the straight-line method under FIN 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.”

      During 2003, as part of the restructuring plan, the vesting on certain options was accelerated making them immediately exercisable upon termination of employment. In accordance with FASB Interpretation No. 44, “Accounting for Certain Transactions involving Stock Compensation, an interpretation of APB Opinion No. 25”, the Company expensed approximately $653,000 which is included in Restructuring and impairment charges on the accompanying consolidated statements of operations.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A summary of option activity under the Plan from inception to December 31, for both option units and common stock options is as follows:

				Weighted Average Exercise Price			Weighted-
		Number of	Number of				average
	Number of	Senior	Junior		Senior	Junior	Remaining
	Common	Preferred	Preferred	Common	Preferred	Preferred	Contractual
	Shares	Shares	Shares	Shares	Shares	Shares	Life

Balance at January 1, 2001	1,803,100	700,008	560,006	$0.54	$6.76	$6.76	9.75 years
Options granted	4,097,823	—	—	0.78	—	—
Options exercised	(110,363)	(16,870)	(12,009)	0.63	7.01	6.98
Options canceled	(664,458)	(106,641)	(85,200)	0.69	6.76	7.07

Balance at December 31, 2001	5,126,102	576,497	462,797	0.72	7.70	7.78	8.60 years
Options granted	1,218,300	—	—	0.78	—	—
Options exercised	(486,922)	(7,775)	(4,250)	0.72	8.01	8.18
Options canceled	(367,493)	(44,194)	(35,412)	0.75	8.13	8.24

Balance at December 31, 2002	5,489,987	524,528	423,135	0.72	8.80	8.97	8.27 years
Options granted	682,065	—	—	10.58	—	—
Options exercised	(1,060,231)	(15,662)	(10,146)	.66	9.35	9.59
Options canceled	(246,702)	(18,068)	(14,859)	.82	9.20	9.41
Options redeemed	—	(490,798)	(398,130)	—	9.72	9.98

Balance at December 31, 2003	4,865,119	—	—	$2.11	$—	$—	7.75 years

      The following table summarizes exercisable options as of December 31, 2003, 2002 and 2001:

Exercisable Shares

December 31, 2003:
Common Stock	2,549,871
December 31, 2002:
Common Stock	2,150,113
Senior Preferred Stock	376,334
Junior Preferred Stock	304,627
December 31, 2001:
Common Stock	1,024,962
Senior Preferred Stock	276,142
Junior Preferred Stock	221,680

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The following information relates to common stock options outstanding and exercisable as of December 31, 2003:

	Options Outstanding

		Weighted		Options Exercisable
		Average
	Number	Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$0.53	766,878	6.03	$0.53	732,451	$0.53
$0.78	3,545,167	7.82	$0.78	1,817,112	$0.78
$3.96	247,041	9.58	$3.96	—	$—
$19.95-$20.00	306,033	9.75	$19.99	308	$19.95

$0.53-$20.00	4,865,119	7.75	$2.11	2,549,871	$0.71

      The Company has 4,377,761 options for common stock available for grant as of December 31, 2003. The Company has reserved shares of common stock for issuance for all outstanding options and options available for grant.

      During 2003, the Company adopted the Amended and Restated Employee Stock Purchase Plan and reserved 2,308,827 shares. This plan will provide employees the opportunity to purchase common stock of the Company through payroll deductions. Under this Employee Stock Purchase Plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the enrollment date or the exercise date. The plan consists of overlapping offering periods of 18 months, divided into three purchase periods of six months each. As of December 31, 2003, no shares had been granted from this plan.

Warrants

      In conjunction with the Recapitalization Agreement, AMIS Holdings issued a warrant to Nippon Mining’s subsidiary to purchase 4,603,032 shares of common stock for an initial exercise price of $19.41 per share. The warrants, which became exercisable upon the initial public offering in 2003, expire on December 31, 2010. At December 31, 2003 and 2002, AMIS Holdings had 4,603,032 shares of its authorized, unissued common shares reserved for issuance pursuant to the warrant obligation.

      In connection with the issuance of the Series C Preferred Stock, the Company issued warrants to purchase an aggregate of 4,220,979 shares of common stock at an exercise price of $0.03 per share. The number of warrants increased to 9,184,851 on December 27, 2002, since the Company had not redeemed the Series C Preferred Stock prior to December 26, 2002. The number of shares subject to the warrants and the exercise price are subject to customary anti-dilution adjustments. The warrants are immediately exercisable and expire on June 26, 2012. During October 2003, 9,113,148 of these warrants were net exercised by reducing the number of shares issued to the holders by the number of shares having a fair market value equal to the exercise price. Net of the shares surrendered, 9,099,223 common shares were issued in exchange for the exercise of these warrants. As of December 31, 2003, warrants representing 71,703 shares of common stock remain outstanding and shares have been reserved for this issuance.

      The relative fair value of the warrants of approximately $3,200,000 (as determined using the Black-Scholes model and the following assumptions: volatility: 60%; dividend yield: 0%; expected life: 10 years; and risk-free interest rate: 4.5%) has been reflected as a preferential dividend and has been deducted in determining the net loss attributable to common stockholders in the accompanying statement of operations for the year ended December 31, 2002.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Derivatives and Hedging

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

      Two such instruments were interest rate swap agreements that effectively converted interest rate exposure from variable rates to fixed rates of interest. During the quarter ended March 29, 2003 in conjunction with the Company’s repayment of a portion of the Term Loan one of these swap agreements was settled. The Company was required to pay approximately $365,000 to settle the instrument before its scheduled maturity in June 2003. This amount is recorded as other expense in the accompanying consolidated statements of operations. The remaining swap agreement matured during the quarter ended June 28, 2003. At December 31, 2002, the aggregate notional principal amount of these agreements was $42,000,000. Under the swap agreements, the Company paid fixed rates of interest of 4.5% and 4.7% and received a floating rate of interest based on the three month LIBOR. The difference between amounts to be paid or received on the interest rate swap agreements was recorded as an increase or reduction of interest expense.

      The Company also entered into an interest rate cap agreement and an interest rate floor agreement on June 21, 2001 for a notional amount of $45,500,000. Both agreements were settled during the three months ended March 29, 2003 in conjunction with the Company’s repayment of a portion of the Term Loan. The interest rate cap agreement granted the Company the right to limit the LIBOR rate it would have paid on its variable rate debt to a maximum of 7.25%. The interest rate floor agreement restricted the Company from paying a LIBOR rate of less than 3.15% on its variable rate debt. The Company paid approximately $423,000 to settle the agreements. This is recorded as other expense in the accompanying consolidated statements of operations.

      The fair value of the interest rate swap and cap and floor agreements as of December 31, 2002 totaled approximately $(1,064,000) and is recorded in other long-term liabilities on the accompanying consolidated balance sheet. Accumulated other comprehensive loss related to unrealized derivatives losses total $(1,064,000) or $(628,000), net of taxes as of December 31, 2002 and $(1,231,000) or $(726,000), net of taxes as of December 31, 2001.

16.	Restructuring and Impairment Charges

      The Company entered into a non-compete agreement with Nippon Mining and its subsidiary in conjunction with the December 21, 2000 Recapitalization pursuant to which each of Nippon Mining and its subsidiary agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In connection with the Company’s 2003 review of the carrying value of its intangible assets, the Company reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and its subsidiary’s business focus and related capabilities. Effective June 26, 2003, the Company released each of Nippon Mining and its subsidiary from all of its obligations under the non-compete agreement. Therefore, the Company wrote off the remaining unamortized balance of this non-compete agreement of approximately $20,028,000 as of the effective date. This amount is included in impairment charges in the accompanying statement of operations.

      Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2003, and EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” in 2002 and 2001, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The 2003 plan involves the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees will replace these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees and sales representative firms were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1,713,000, which includes $653,000 related to the accelerated vesting on certain options making them immediately exercisable upon termination, as discussed in Note 14. As of December 31, 2003, approximately $377,000 had been paid out, with the balance paid in early 2004.

      The 2002 plan involved the curtailment of redundant functions between the U.S. and Belgian entities resulting from the MSB acquisition discussed in Note 3. In total 90 people employed by the Company prior to the MSB acquisition were terminated in connection with this restructuring program. The Company recorded related restructuring expense of approximately $457,000, all of which had been paid as of December 31, 2003. Additionally, relationships with certain sales representative firms in Europe were terminated because their duties were transferred to MSB. The expense associated with these terminations was approximately $478,000, all of which has been paid out at December 31, 2003.

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

      Expenses relating to the plan totaled approximately $4,983,000 during the year ended December 31, 2001 and were comprised of approximately $3,643,000 for termination benefits and other related costs and approximately $1,340,000 for lease termination, other office closure costs, legal fees and other costs. Such other office closure costs relate primarily to a loss on the sale of a significant portion of the assets of the Dresden, Germany office, which was sold to a third party in October 2001. The assets were sold for approximately $456,000. The Company realized a loss of approximately $331,000 on the sale of these assets. The Company also closed certain offices in California, Texas and North Carolina and accrued its remaining lease obligations related to these facilities.

      As of December 31, 2003, approximately $4,493,000 of the 2001 restructuring expenses had been paid or the fixed assets had been written off. The remaining accrual for the 2001 plan, which represents lease termination and other costs of approximately $164,000, is included in accrued expenses on the accompanying balance sheet as of December 31, 2003. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005. During 2002, approximately $287,000 of the 2001 restructuring accrual was reversed because certain estimates were revised.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Following is a summary of the restructuring accrual relating to the 2003, 2002 and 2001 plans (in thousands):

		Lease	Legal Fees	Write-Down
	Severance	Termination	and Other	of Fixed
	Costs	Costs	Costs	Assets	Total

2001 Expense	$3,643	$546	$463	$331	$4,983
Paid in 2001	(2,690)	(165)	(114)	(331)*	(3,300)

Balance at December 31, 2001	953	381	349	—	1,683
2002 Expense	935	—	—	—	935
Paid in 2002	(968)	(161)	(19)	—	(1,148)
Reserve Reversal	(32)	75	(330)	—	(287)

Balance at December 31, 2002	888	295	—	—	1,183
2003 Expense	1,713	—	—	—	1,713
2003 Paid	(1,909)**	(131)	—	—	(2,040)

Balance at December 31, 2003	$692	$164	$—	$—	$856

*	Non-cash

**	$653 non-cash

17.	Purchase of the Micro Power Products Division of Microsemi Corporation

      On September 29, 2002, the Company acquired the Micro Power Products Division of Microsemi Corporation for approximately $1,500,000 in cash. The Company received approximately $300,000 of fixed assets and approximately $900,000 of contracts and licenses. Goodwill of approximately $300,000 was also recorded. The value of the contracts and licenses was determined based upon an independent appraisal by the Company’s independent financial consulting firm, LECG, LLC. The contracts and licenses are being amortized over approximately 5 to 8 years. This acquisition provided the Company with additional mixed signal ASIC engineers and customer relationships in the medical device manufacturing industry.

18.	Operating Segments and Geographic Information

      The Company designs, develops, manufactures and sells custom and semi-custom integrated circuits of high complexity. The Company focuses on selling its integrated circuits primarily to original equipment manufacturers in the automotive, medical and industrial markets through worldwide direct sales, commissioned representatives and distributors.

      In order to better focus its business, the Company reorganized its product families into three business units beginning in 2002, each of which is a reportable segment. The segments represent management’s view of the Company’s business lines and are based on the financial information used by management to monitor the business. In addition, each segment comprises product families with similar requirements for design, development and marketing. The Company has three reportable segments:

      Integrated Mixed Signal Products: designs, manufactures and markets system-level integrated mixed signal products using the Company’s proprietary wafer fabrication process technologies and the expertise of the Company’s analog and mixed signal engineers. The Company applies its mixed signal expertise primarily for sensors, high voltage outputs and wireless or radio frequency communication.

      Mixed Signal Foundry Services: provides semiconductor manufacturing services primarily to original equipment manufacturers, or OEMs, and fabless semiconductor companies. The mixed signal foundry services

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

segment focuses on manufacturing customized mixed signal semiconductors with long lifecycles and established process technologies that are also characterized by small to medium volume production runs.

      Structured Digital Products: designs, manufactures and markets structured digital products both through digital conversion semiconductors, which involve the conversion of higher cost, semi-standard programmable digital logic integrated circuits into lower cost digital semiconductors, and medium complexity prime digital semiconductors, which are customized solutions developed directly from customer specifications rather than from a pre-existing semi-standard integrated circuits.

      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on income or loss from operations before interest, nonrecurring gains and losses, foreign exchange gains and losses and income taxes.

      The Company’s wafer manufacturing facilities fabricate integrated circuits for all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Financial information, other than revenues, was not tracked by segment prior to 2002; accordingly, for periods prior to 2002, segment information is presented for revenues only. Because operating segments are defined by the products they design and sell, they do not make sales to each other. Management does not report assets, or track expenditures on long-lived assets by operating segments.

      Information about segments (in thousands):

	Integrated		Structured
	Mixed Signal	Mixed Signal	Digital
	Products	Foundry Services	Products	Total

Year ended December 31, 2003:
Net revenue from external customers	$241,359	$116,104	$96,689	$454,152
Segment operating income	28,312	19,512	15,533	63,357
Year ended December 31, 2002:
Net revenue from external customers	$167,196	$93,095	$85,031	$345,322
Segment operating income (loss)	11,942	6,902	(589)	18,255
Year ended December 31, 2001:
Net revenue from external customers	93,345	93,324	139,841	326,510

      Reconciliation of segment information to financial statements (in thousands):

	2003	2002

Total income for reportable segments	$63,357	$18,255
Unallocated amounts:
Restructuring and impairment charges	(21,741)	(648)
Nonrecurring charges	(11,401)	—

Operating income	$30,215	$17,607

      There are intercompany sales and transfers recorded between geographical subsidiaries. Major operations outside the United States include fabrication facilities, sales offices and technology centers in Europe and Asia-Pacific, as well as subcontract assembly and test operations in the Asia-Pacific region. Foreign operations are subject to risks of economic and political instability and foreign currency exchange rate fluctuations.

      Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Although assets are tracked by geographical locations, they are not reported separately for internal decision-making purposes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Geographic information about revenue based on shipments to customers by region is as follows for the years ended December 31 (in thousands):

	2003	2002	2001

Geographic information:
Revenue(1):
North America	$185,930	$191,840	$272,670
Europe	184,567	84,532	21,692
Asia-Pacific	83,655	68,950	32,148

Total	$454,152	$345,322	$326,510

      Geographic information about long-lived assets associated with particular regions is as follows as of December 31 (in thousands):

	2003	2002

Long-lived assets(2):
United States	$160,099	$177,315
Europe	29,843	36,559
All other	15,967	8,633

Total	$205,909	$222,507

(1)	Revenue is attributed to geographic regions based on the shipments to customers located in those regions.

(2)	Represents those material long-lived assets that can be associated with a particular geographic area.

      U.S. export sales were approximately $92,956,000, $116,157,000 and $63,301,000 for the years ended December 31, 2003, 2002 and 2001, respectively. Levels of export sales varied by country in all periods. Thailand accounted for 16% of total export sales during 2003. No one foreign country accounted for greater than 10% of total export sales in 2002 or 2001.

19.	Condensed Consolidating Financial Statements

      The Senior Term Loan is fully and unconditionally guaranteed by AMIS Holdings and each existing domestic subsidiary and by each subsequently acquired or organized domestic subsidiary on a joint and several basis. Similarly, AMIS Holdings and each existing domestic subsidiary fully and unconditionally guarantee the Senior Subordinated Notes issued on January 29, 2003 (the “Notes”) on a joint and several basis. The Company’s foreign subsidiaries do not provide guarantees for the Senior Term Loan or the Notes. Below are condensed consolidating balance sheets, statements of operations and statements of cash flows of AMIS Holdings, Inc. as of December 31, 2003 and 2002 and for each of the three years in the period ended December 31, 2003, reflecting the financial position, results of operations and cash flows of those entities that guarantee the Senior Term Loan and the Notes and those that do not.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2003

				AMI	AMI	AMI
			AMIS	Semiconductor,	Acquisition	Acquisition II	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$119,063	$—	$10,407	$49,446	$—	$—	$59,210
Accounts receivable, net	73,585	—	—	33,474	—	—	40,111
Intercompany accounts receivable	—	(16,150)	696	13,420	—	118	1,916
Inventories	45,599	—	—	23,860	—	—	21,739
Receivable from affiliate	1,909	—	—	1,909	—	—	—
Deferred tax assets	8,987	—	—	4,163	—	—	4,824
Prepaid expenses and other current assets	18,868	(51)	—	7,778	—	—	11,141

Total current assets	268,011	(16,201)	11,103	134,050	—	118	138,941
Property, plant and equipment, net	205,909	—	—	168,322	—	—	37,587
Investment in subsidiaries	—	(542,701)	278,619	144,505	113,283	6,294	—
Deferred financing costs, net	8,324	—	—	8,324	—	—	—
Goodwill and other intangibles, net	10,929	—	—	3,628	—	—	7,301
Deferred tax assets	38,627	—	5,534	33,737	—	—	(644)
Pension asset	13,103	—	—	—	—	—	13,103
Restricted cash	4,200	—	4,200	—	—	—	—
Other	985	—	—	685	—	—	300

Total assets	$550,088	$(558,902)	$299,456	$493,251	$113,283	$6,412	$196,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$34,753	$—	$—	$14,752	$—	$—	$20,001
Intercompany accounts payable	—	(16,171)	94,680	(78,509)	—	—	—
Accrued expenses	24,973	(270)	—	14,783	—	—	10,460
Accrued employee compensation	29,212	—	—	8,553	—	—	20,659
Taxes payable	1,088	—	—	6	—	—	1,082
Current portion of long-term debt	1,250	—	—	1,250	—	—	—

Total current liabilities	91,276	(16,441)	94,680	(39,165)	—	—	52,202
Other long-term liabilities	360	—	—	360	—	—	—
Long-term debt	253,437	—	—	253,437	—	—	—

Total liabilities	345,073	(16,441)	94,680	214,632	—	—	52,202
Stockholders’ Equity (Deficit)
Common stock	820	(3,717)	820	—	—	—	3,717
Additional paid-in capital	510,691	(387,952)	510,691	229,561	71,357	4,062	82,972
Retained earnings (accumulated deficit)	(323,021)	(101,732)	(323,260)	32,058	27,838	1,566	40,509
Deferred Compensation	(475)	—	(475)	—	—	—	—
Accumulated other comprehensive income	17,000	(49,060)	17,000	17,000	14,088	784	17,188

Total stockholders’ equity (deficit)	205,015	(542,461)	204,776	278,619	113,283	6,412	144,386

Total liabilities and stockholders’ equity (deficit)	$550,088	$(558,902)	$299,456	$493,251	$113,283	$6,412	$196,588

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2003

				AMI	AMI	AMI
			AMIS	Semiconductor,	Acquisition	Acquisition II	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Revenue	$454,152	$(30,671)	$—	$273,990	$—	$—	$210,833
Cost of revenue	255,959	(24,701)	—	144,983	—	—	135,677

	198,193	(5,970)	—	129,007	—	—	75,156
Operating expenses:
Research and development	70,256	(2,070)	—	48,140	—	—	24,186
Marketing and selling	37,801	(4,014)	—	26,865	—	—	14,950
General and administrative	26,779	(47)	1,838	19,052	—	—	5,936
Restructuring and impairment charges	21,741	—	—	21,749	—	—	(8)
Nonrecurring charges	11,401	—	8,500	2,901	—	—	—

	167,978	(6,131)	10,338	118,707	—	—	45,064

Operating income (loss)	30,215	161	(10,338)	10,300	—	—	30,092
Other income (expense):
Interest income (expense), net	(22,478)	(15)	261	(23,453)	—	14	715
Other income (expense), net	(16,196)	(146)	4	(16,641)	(3)	—	590
Equity earnings in subsidiaries	—	(53,846)	5,525	24,795	22,288	1,238	—

	(38,674)	(54,007)	5,790	(15,299)	22,285	1,252	1,305

Income (loss) before income taxes	(8,459)	(53,846)	(4,548)	(4,999)	22,285	1,252	31,397
Provision (benefit) for income taxes	(8,043)	—	(4,132)	(10,524)	—	—	6,613

Net income (loss)	$(416)	$(53,846)	$(416)	$5,525	$22,285	$1,252	$24,784

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended in December 31, 2003

				AMI	AMI	AMI
			AMIS	Semiconductor,	Acquisition	Acquisition II	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Cash flows provided by operating activities	$70,672	$—	$6,762	$28,074	$—	$—	$35,836
Cash flows from investing activities:
Purchases of property, plant, and equipment	(26,553)	—	—	(14,210)	—	—	(12,343)
Other	30	—	—	30	—	—	—
Investment in subsidiaries	—	—	80,764	(80,764)	—	—	—

Cash provided by (used in) investing activities	(26,523)	—	80,764	(94,944)	—	—	(12,343)
Cash flows from financing activities:
Payments on long-term debt	(230,413)	—	—	(230,413)	—	—	—
Issuance of common stock	470,276	—	470,276	—	—	—	—
Proceeds from Senior Term Loan	125,000	—	—	125,000	—	—	—
Redemption of Preferred Stock	(550,244)	—	(550,244)	—	—	—	—
Payments on long-term payables	(1,401)	—	—	(1,401)	—	—	—
Proceeds from senior subordinated notes	200,000	—	—	200,000	—	—	—
Exercise of stock options for common and preferred stock	939	—	939	—	—	—	—
Deferred financing costs	(11,356)	—	—	(11,356)	—	—	—
Payment to settle derivatives	(788)	—	—	(788)	—	—	—

Cash provided by (used in) financing activities	2,013	—	(79,029)	81,042	—	—	—
Effect of exchange rate changes on cash and cash equivalents	10,717	—	—	—	—	—	10,717

Net change in cash and cash equivalents	56,879	—	8,497	14,172	—	—	34,210
Cash and cash equivalents at beginning of period	62,184	—	1,910	35,274	—	—	25,000

Cash and cash equivalents at end of period	$119,063	$—	$10,407	$49,446	$—	$—	$59,210

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING BALANCE SHEET

December 31, 2002

				AMI	AMI	AMI
			AMIS	Semiconductor,	Acquisition	Acquisition II	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$62,184	$—	$1,910	$35,274	$—	$—	$25,000
Accounts receivable, net	65,994	—	—	32,860	—	—	33,134
Intercompany accounts receivable	—	(11,024)	—	10,920	—	104	—
Inventories	39,361	10	—	19,290	—	—	20,061
Receivable from affiliate	1,909	—	—	1,909	—	—	—
Deferred tax assets	9,077	—	—	2,258	—	—	6,819
Prepaid expenses and other current assets	21,087	69	250	5,908	—	—	14,860

Total current assets	199,612	(10,945)	2,160	108,419	—	104	99,874
Property, plant and equipment, net	222,507	—	—	183,597	—	—	38,910
Investment in subsidiaries	—	(443,449)	257,019	103,978	78,112	4,340	—
Deferred financing costs, net	6,188	—	—	6,188	—	—	—
Goodwill and other intangibles, net	37,873	—	—	29,931	—	—	7,942
Deferred tax assets	19,369	—	1,402	25,541	—	—	(7,574)
Pension asset	11,847	—	—	—	—	—	11,847
Restricted cash	4,200	—	4,200	—	—	—	—
Other	864	—	—	540	—	—	324

Total assets	$502,460	$(454,394)	$264,781	$458,194	$78,112	$4,444	$151,323

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$29,643	$—	$—	$11,881	$—	$—	$17,762
Intercompany accounts payable	—	(10,917)	263	10,030	—	—	624
Accrued expenses	23,780	(268)	2,805	11,395	—	—	9,848
Accrued employee compensation	21,329	—	—	4,722	—	—	16,607
Taxes payable	1,391	—	—	(41)	—	—	1,432
Current portion of long-term debt	8,708	—	—	8,708	—	—	—

Total current liabilities	84,851	(11,185)	3,068	46,695	—	—	46,273
Other long-term liabilities	3,088	—	—	3,088	—	—	—
Long-term debt	151,392	—	—	151,392	—	—	—

Total liabilities	239,331	(11,185)	3,068	201,175	—	—	46,273
Series A Senior Redeemable Preferred Stock	233,671	—	233,671	—	—	—	—
Series B Junior Redeemable Convertible Preferred Stock	190,498	—	190,498	—	—	—	—
Series C Senior Redeemable Preferred Stock	79,337	—	79,337	—	—	—	—
Stockholders’ Equity (Deficit)
Common stock	467	(3,717)	467	—	—	—	3,717
Additional paid-in capital	38,901	(387,952)	38,901	229,561	71,357	4,062	82,972
Stockholder notes receivable	(5,570)	—	(5,570)	—	—	—	—
Retained earnings (accumulated deficit)	(276,278)	(47,886)	(276,517)	26,532	5,553	315	15,725
Accumulated other comprehensive loss	2,103	(3,654)	926	926	1,202	67	2,636

Total stockholders’ equity (deficit)	(240,377)	(443,209)	(241,793)	257,019	78,112	4,444	105,050

Total liabilities and stockholders’ equity (deficit)	$502,460	$(454,394)	$264,781	$458,194	$78,112	$4,444	$151,323

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2002

				AMI	AMI	AMI
			AMIS	Semiconductor,	Acquisition	Acquisition II	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Revenue	$345,322	$(9,790)	$—	$250,941	$—	$—	$104,171
Cost of revenue	214,964	(9,091)	—	145,867	—	—	78,188

	130,358	(699)	—	105,074	—	—	25,983
Operating expenses:
Research and development	52,140	(593)	—	44,667	—	—	8,066
Marketing and selling	35,002	—	—	27,463	—	—	7,539
General and administrative	24,961	(106)	2,284	19,674	—	—	3,109
Restructuring and impairment charges	648	—	—	302	—	—	346

	112,751	(699)	2,284	92,106	—	—	19,060

Operating income (loss)	17,607	—	(2,284)	12,968	—	—	6,923
Other income (expense):
Interest income (expense), net	(11,479)	(56)	265	(12,035)	—	6	341
Other income (expense), net	147	57	62	94	—	—	(66)
Equity earnings in subsidiaries	—	(17,948)	6,268	5,818	5,553	309	—

	(11,332)	(17,947)	6,595	(6,123)	5,553	315	275

Income (loss) before income taxes	6,275	(17,947)	4,311	6,845	5,553	315	7,198
Provision (benefit) for income taxes	1,165	—	(799)	577	—	—	1,387

Net income (loss)	$5,110	$(17,947)	$5,110	$6,268	$5,553	$315	$5,811

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended in December 31, 2002

				AMI	AMI	AMI
			AMIS	Semiconductor,	Acquisition	Acquisition II	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries

	(In thousands)
Cash flows provided by (used in) operating activities	$81,075	$103	$(4,768)	$75,229	$—	$(98)	$10,609
Cash flows from investing activities:
Purchases of property, plant, and equipment	(21,987)	—	—	(18,118)	—	—	(3,869)
Purchase of businesses	(85,438)	—	—	(85,438)	—	—	—
Investment in subsidiaries	—	—	(69,296)	59,044	—	98	10,154

Cash provided by (used in) investing activities	(107,425)	—	(69,296)	(44,512)	—	98	6,285
Cash flows from financing activities:
Payments on long-term debt	(13,150)	—	—	(13,150)	—	—	—
Issuance of common and preferred stock	75,000	(103)	75,000	—	—	—	103
Payments on long-term payables	(1,759)	—	—	(1,759)	—	—	—
Deferred financing costs	(2,170)	—	—	(2,170)	—	—	—
Exercise of stock options for common and preferred stock	454	—	454	—	—	—	—

Cash provided by (used in) financing activities	58,375	(103)	75,454	(17,079)	—	—	103
Effect of exchange rate changes on cash and cash equivalents	1,509	—	—	—	—	—	1,509

Net change in cash and cash equivalents	33,534	—	1,390	13,638	—	—	18,506
Cash and cash equivalents at beginning of period	28,650	—	520	21,636	—	—	6,494

Cash and cash equivalents at end of period	$62,184	$—	$1,910	$35,274	$—	$—	$25,000

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

Year Ended December 31, 2001

				AMI
			AMIS	Semiconductor,	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	Subsidiaries

	(In thousands)
Revenue	$326,510	$(7,867)	$—	$304,762	$29,615
Cost of revenue	186,400	(7,867)	—	172,013	22,254

	140,110	—	—	132,749	7,361
Operating expenses:
Research and development	42,112	—	—	40,620	1,492
Marketing and selling	35,373	—	—	31,896	3,477
General and administrative	25,566	—	1,999	22,504	1,063
Restructuring and impairment charges	4,983	—	—	4,007	976

	108,034	—	1,999	99,027	7,008

Operating income (loss)	32,076	—	(1,999)	33,722	353
Other income (expense):
Interest income (expense), net	(14,160)	—	535	(14,917)	222
Other income (expense), net	407	—	—	430	(23)
Equity earnings in subsidiaries	—	(13,152)	13,545	(393)	—

	(13,753)	(13,152)	14,080	(14,880)	199

Income (loss) before income taxes	18,323	(13,152)	12,081	18,842	552
Provision (benefit) for income taxes	5,642	—	(600)	5,297	945

Net income (loss)	$12,681	$(13,152)	$12,681	$13,545	$(393)

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS

Year Ended December 31, 2001

			AMIS	AMI	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	Subsidiaries

	(In thousands)
Cash flows provided by operating activities	$42,574	$101	$4,322	$34,505	$3,646
Cash flows from investing activities:
Purchases of property, plant, and equipment	(20,720)	—	—	(18,983)	(1,737)
Designation of restricted cash	(4,200)	—	(4,200)	—	—

Cash used in investing activities	(24,920)	—	(4,200)	(18,983)	(1,737)
Cash used in financing activities:
Payments on long-term debt	(1,750)	—	—	(1,750)	—
Payments on related-party debt/advances from parent	(6,000)	—	—	(6,000)	—
Payments on long-term payables	(1,830)	—	—	(1,830)	—
Stock repurchase, net of stockholder note receivable	(122)	—	(122)	—	—
Exercise of stock options for common and preferred stock	270	—	270	—	—
Issuance of common and preferred stock	250	(4)	250	—	4

Cash (used in) provided by financing activities	(9,182)	(4)	398	(9,580)	4
Effect of exchange rate changes on cash and cash equivalents	98	(97)	—	98	97

Net change in cash and cash equivalents	8,570	—	520	6,040	2,010
Cash and cash equivalents at beginning of period	20,080	—	—	15,596	4,484

Cash and cash equivalents at end of period	$28,650	$—	$520	$21,636	$6,494

20.	Quarterly Financial Data (unaudited)

	Year

	2003(1)				2002(1)

	Q1	Q2(2)	Q3(3)	Q4(4)	Q1	Q2	Q3	Q4

	(In millions, except loss per share)
Revenue	$102.8	$108.4	$117.4	$125.6	$69.0	$69.5	$104.3	$102.5
Gross profit	$42.3	$47.5	$51.5	$56.9	$25.2	$26.0	$42.0	$37.1
Net income (loss)	$1.8	$(7.3)	$1.7	$3.4	$(1.1)	$(2.5)	$5.7	$3.0
Preferred stock dividend	$(15.8)	$(15.4)	$(15.1)	—	$(12.7)	$(16.8)	$(16.0)	$(17.0)

Net income (loss) attributable to common stockholders	$(14.0)	$(22.6)	$(13.5)	$3.4	$(13.8)	$(19.3)	$(10.3)	$(14.0)

Basic net income (loss) per common share	$(0.30)	$(0.48)	$(0.28)	$0.04	$(0.30)	$(0.42)	$(0.22)	$(0.30)
Diluted net income (loss) per common share	$(0.30)	$(0.48)	$(0.28)	$0.04	$(0.30)	$(0.42)	$(0.22)	$(0.30)
Weighted average number of common shares used to compute basic net income (loss) per common share	46.7	46.7	48.0	79.1	46.2	46.3	46.5	46.6
Weighted average number of common shares used to compute diluted net income (loss) per common share	46.7	46.7	48.0	86.3	46.2	46.3	46.5	46.6

(1)	Each quarter represents 13 weeks.

(2)	In the second quarter of 2003, the Company recorded an impairment charge of $20 million related to the write-off of the remaining balance of a non-compete agreement, which was deemed by the Company to have no remaining value.

(3)	During the third quarter of 2003, the Company recorded nonrecurring charges of $8.5 million related to amendments to investment banking and financial advisory services arrangements, and for compensation expense of $2.9 million related to the redemption of options on preferred stock.

(4)	During the fourth quarter of 2003, the Company recorded restructuring charges of $1.7 million related to the termination of certain management and other employees as well as certain sales representatives in the United States. The Company also recorded other expenses of $7.5 million during the fourth quarter of 2003 for a premium paid in connection with the early redemption of a portion of the Senior Subordinated Notes.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.

Item 9A.	Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our “disclosure controls and procedures” (as defined in Rule 13a-15(e) or 15d-15(e) under the Securities Exchange Act) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely making known to them material information relating to us and our consolidated subsidiaries required to be disclosed in our reports filed or submitted under the Exchange Act. There has been no change in our internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 10.	Directors and Executive Officers of the Registrant

      The information required by this item with respect to directors and executive officers is incorporated by reference to our proxy statement for the 2004 annual meeting of stockholders, which will be filed on or before April 29, 2004.

      We have adopted a code of business conduct and ethics applicable to our Directors, officers (including our principal executive officer, principal financial officer and controller) and employees, known as the Code of Ethics. The Code of Ethics is available on our website at www.amis.com. In the event that we amend or waive certain provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer or controller, we intend to disclose the same on our website.

Item 11.	Executive Compensation

      The information required by this item is incorporated by reference to our 2004 proxy statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      The information required by this item is incorporated by reference to our 2004 proxy statement.

Item 13.	Certain Relationships and Related Transactions

      The information required by this item is incorporated by reference to our 2004 proxy statement.

Item 14.	Principal Accountant Fees and Services

      The information required by this item is incorporated by reference to our 2004 proxy statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K

      (a) The following documents are filed as part of this report:

(1) Financial Statements. See the “Index to Financial Statements” in Item 8.

(2) Exhibits.

Exhibit
No.	Document

3.1	Restated Certificate of Incorporation of AMIS Holdings, Inc.
3.2	Amended and Restated By-Laws of AMIS Holdings, Inc.
4.1	Indenture dated as of January 29, 2003 among AMI Semiconductor, Inc., AMIS Holdings, Inc., AMI Acquisition LLC, AMI Acquisition II LLC and J.P. Morgan Trust Company, N.A.*
4.2	Form of Certificate of Common Stock, par value $0.01 per share, of AMIS Holdings, Inc. **
10.1	Credit Agreement dated as of December 21, 2000 among the Company, AMIS Holdings, Inc. (formerly named AMI Holdings, Inc.), the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the “Credit Agreement”)*
10.2	Global Assignment and Acceptance and Amendment dated as of February 20, 2001 relating to the Credit Agreement*
10.3	Amendment No. 2, Waiver and Agreement dated as of February 6, 2002, relating to the Credit Agreement*
10.4	Amendment No. 3, Wavier and Agreement dated as of May 2, 2002, relating to the Credit Agreement*
10.5	Amendment No. 4, Waiver and Agreement dated as of September 6, 2002, relating to the Credit Agreement*
10.6	Amended and Restated Credit Agreement among AMI Semiconductor, Inc., AMIS Holdings, Inc., the lenders party thereto and Credit Suisse First Boston, as Administrative Agent and Collateral Agent
10.7	Amended and Restated Employment Agreement dated as of August 15, 2001 by and between AMIS Holdings, Inc. and Christine King**
10.8	Amended and Restated Shareholders’ Agreement among AMIS Holdings, Inc. and the holders named therein
10.9	Supply Agreement between STMicroelectronics, NV and AMI Semiconductor Belgium BVBA dated June 26, 2002*
10.10	Form of warrant held by Merchant Capital, Inc. to purchase shares of common stock of AMIS Holdings, Inc.*

Exhibit
No.	Document

10.11	Form of warrant held by Nippon Mining Holdings, Inc. (formerly Japan Energy Electronic Materials, Inc.) to purchase shares of common stock of AMIS Holdings, Inc.*
10.12	Agreement dated May 8, 2002 between AMI Semiconductor Belgium BVBA, AMI Semiconductor, Inc. and STMicroelectronics NV for the acquisition of the business of the Mixed Signal Division of Alcatel Microelectronics*
10.13	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco Inc. and Francisco Partners GP, LLC*
10.14	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco, Inc. and TBW LLC*
10.15	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan***
10.16	Form of Indemnification Agreement for directors and executive officers of AMIS Holdings, Inc.**
10.17	Appendix to the Minutes of the General Shareholders’ Meeting regarding the Appointment of Mr. Walter Mattheus in the Office of Compensated Director of AMI Semiconductor Belgium BVBA dated June 26, 2002*
10.18	Assignment and Assumption Agreement dated June 26, 2002 between STMicroelectronics NV and AMI Semiconductor, Inc.; Assignment and Assumption Agreement dated June 26, 2002 between Alcatel Microelectronics NV and AMI Semiconductor, Inc.*
10.19	AMIS Holdings, Inc. 2003 Employee Stock Purchase Plan***
10.20	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.13**
10.21	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.14**
21.1	Direct and Indirect Subsidiaries of AMIS Holdings, Inc.*
23.1	Consent of Ernst & Young LLP, independent auditors
31.1	Certification of Principal Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
31.2	Certification of Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2003
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2003
32.2	Certification of Principal Financial Officer Pursuant to Section 906 of Sarbanes-Oxley Act of 2003

*	Incorporated by reference to our registration statement on Form S-4 (No. 333-103070).

**	Incorporated by reference to our registration statement on Form S-1 (No. 333-108028).

***	Incorporated by reference to our registration statement on Form S-8 (No. 333-111856).

      (b) Reports of Form 8-K.

      On October 20, 2003 the Company filed a report on Form 8-K, on item 9, announcing increased penetration into real world applications for the automotive market.

      On October 28, 2003 the Company filed a report on Form 8-K, on items 7 and 12, announcing the Company’s results for its quarter ended September 27, 2003.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMIS HOLDINGS, INC.

By:	/s/ MICHAEL SALVATI

Michael Salvati
Chief Financial Officer

Date: March 23, 2004

POWER OF ATTORNEY

      KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Christine King and Michael Salvati, jointly and severally, his or her attorneys-in-fact, each with the power of substitution, for him or her in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his or her substitute or substitutes may do or cause to be done by virtue hereof.

      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ CHRISTINE KING Christine King	President and Chief Executive Officer (Principal Executive Officer)	March 23, 2004

/s/ MICHAEL SALVATI Michael Salvati	Chief Financial Officer (Principal Financial and Accounting Officer)	March 23, 2004

/s/ DIPANJAN DEB Dipanjan Deb	Director	March 23, 2004

/s/ COLIN SLADE Colin Slade	Director	March 23, 2004

/s/ DAVID M. RICKEY David M. Rickey	Director	March 23, 2004

/s/ GREGORY L. WILLIAMS Gregory L. Williams	Director	March 23, 2004

/s/ PAUL C. SCHORR IV Paul C. Schorr IV	Director	March 23, 2004

/s/ TOMOHIRO SHIBATA Tomohiro Shibata	Director	March 23, 2004

/s/ DAVID STANTON David Stanton	Director	March 23, 2004

/s/ JAMES A. URRY James A. Urry	Director	March 23, 2004