Form 10-Q
period 2004-03-27
AMIS HOLDINGS INC
filed 2004-04-30
CIK 1161963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

March 27, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to

Commission file number 000-50397

AMIS Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	51-0309588 (I.R.S. Employer Identification No.)

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

Yes  ☒   No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes  ☐   No  ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2004
Common stock, $0.01 par value	82,331,105

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

     The factors listed above, together with other potential risks, are more specifically described under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Factors that May Affect Our Business and Future Results.” If one or more of these risks or uncertainties materialize, or if underlying assumptions prove incorrect, our actual results may vary materially from those expected, estimated or projected.

     We do not undertake to update our forward-looking statements or risk factors to reflect future events or circumstances.

iii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	March 27, 2004	December 31,
	(unaudited)	2003
	(In thousands, except share data)
ASSETS
Current assets:
Cash and cash equivalents	$116,714	$119,063
Accounts receivable, less allowances of $3,413 and $2,930, respectively	82,276	73,585
Inventories	41,557	45,599
Receivable from affiliate	1,791	1,909
Deferred tax assets	8,733	8,987
Research and development grant receivable	6,579	6,734
Prepaid expenses and other current assets	11,763	12,134

Total current assets	269,413	268,011
Property, plant and equipment, net	206,161	205,909
Deferred financing costs, net	8,025	8,324
Goodwill, net	1,211	1,211
Other intangibles, net	8,923	9,718
Deferred tax assets	38,593	38,627
Prepaid pension asset	12,286	13,103
Restricted cash	4,200	4,200
Other	980	985

Total assets	$549,792	$550,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$32,101	$34,753
Accrued expenses	21,487	24,973
Accrued employee compensation	22,451	29,212
Income taxes payable	2,826	1,088
Current portion of long-term debt	1,250	1,250

Total current liabilities	80,115	91,276
Long-term debt, less current portion	253,437	253,437
Other long-term liabilities	360	360

Total liabilities	333,912	345,073
Commitments and Contingencies
Stockholders’ Equity:
Common stock, $0.01 par value, 150,000,000 shares authorized, 82,300,651 and 81,956,422 shares issued and outstanding as of March 27, 2004 and December 31, 2003, respectively	823	820
Additional paid-in capital	511,044	510,691
Accumulated deficit	(309,498)	(323,021)
Deferred stock-based compensation	(443)	(475)
Accumulated other comprehensive income	13,954	17,000

Total stockholders’ equity	215,880	205,015

Total liabilities and stockholders’ equity	$549,792	$550,088

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	March 27,	March 29,
	2004	2003
	(In thousands, except per share data)
Revenue	$128,280	$102,829
Cost of revenue	69,463	60,489

	58,817	42,340
Operating expenses:
Research and development	19,590	17,974
Marketing and selling	10,440	8,542
General and administrative	6,550	5,954

	36,580	32,470

Operating income	22,237	9,870
Other income (expense):
Interest income	330	390
Interest expense	(4,789)	(5,265)
Other expense, net	(372)	(3,745)

	(4,831)	(8,620)

Income before income taxes	17,406	1,250
Provision for (benefit from) income taxes	3,883	(532)

Net income	13,523	1,782
Preferred stock dividends	—	15,790

Net income (loss) attributable to common stockholders	$13,523	$(14,008)

Basic net income (loss) per common share	$0.16	$(0.30)

Diluted net income (loss) per common share	$0.16	$(0.30)

Weighted average number of shares used in calculating basic net income (loss) per common share	82,127	46,655

Weighted average number of shares used in calculating diluted net income (loss) per common share	86,349	46,655

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 27,	March 29,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income	$13,523	$1,782
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,204	12,160
Amortization of deferred financing costs	299	334
Stock-based compensation expense	154	140
Write-off of deferred financing charges and loss on settlement of derivatives	—	4,468
Provision for (benefit from) deferred income taxes	101	(629)
Income statement impact of change in value of derivatives	—	(24)
Interest on stockholder notes receivable	—	(81)
Changes in operating assets and liabilities:
Accounts receivable	(10,246)	(5,780)
Inventories	3,289	4,916
Prepaid expenses and other assets	913	4,449
Accounts payable	(1,989)	1,982
Accrued expenses and other liabilities	(1,328)	2,979
Accrued employee compensation	(6,129)	(1,629)

Net cash provided by operating activities	8,791	25,067
Cash flows from investing activities
Purchases of property, plant, and equipment	(9,661)	(1,885)

Net cash used in investing activities	(9,661)	(1,885)
Cash flows from financing activities
Payments on long-term debt	—	(120,100)
Proceeds from issuance of senior subordinated notes	—	200,000
Payment to settle derivatives	—	(788)
Deferred financing costs	—	(7,253)
Exercise of stock options	234	11
Redemption of preferred stock	—	(80,764)

Net cash provided by (used in) financing activities	234	(8,894)

Effect of exchange rate changes on cash and cash equivalents	(1,713)	(135)

Net increase (decrease) in cash and cash equivalents	(2,349)	14,153
Cash and cash equivalents at beginning of period	119,063	62,184

Cash and cash equivalents at end of period	$116,714	$76,337

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
March 27, 2004

Note 1: Basis of Presentation and Significant Accounting Policies

     In the opinion of management of AMIS Holdings, Inc. (the “Company”), the accompanying unaudited consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K.

     The results of operations for interim periods are not necessarily indicative of the results of operations that may be expected for any other period or the fiscal year ending on December 31, 2004. The current interim period ended on March 27, 2004.

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

Reclassifications

     Certain prior period amounts have been reclassified to conform to the current year presentation.

Stock-Based Compensation

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

     The following table provides pro forma information for the periods ended March 27, 2004 and March 29, 2003 that illustrates the net income, net income (loss) attributable to common stockholders, and net income (loss) per common share as if the fair value method had been adopted under SFAS No. 123 (in thousands, except per share data).

	Three Months Ended
	March 27, 2004	March 29, 2003
Net income as reported	$13,523	$1,782
Less: Stock-based compensation expense determined under the fair value method, net of related tax effects	(272)	(56)
Add: Stock-based compensation expense included in determination of net income as reported, net of related income tax effects	77	—

Pro forma net income	13,328	1,726
Preferred stock dividend as reported	—	(15,790)

Pro forma net income (loss) attributable to common stockholders	$13,328	$(14,064)

Net income (loss) per common share:
Basic as reported	$0.16	$(0.30)
Diluted as reported	$0.16	$(0.30)
Pro forma basic	$0.16	$(0.30)
Pro forma diluted	$0.15	$(0.30)

     During the period ended March 27, 2004, upon exercise of stock options, 344,229 shares of common stock were issued.

New Accounting Pronouncements

     The Company has reviewed all recently issued accounting standards that have not yet been adopted, in order to determine their potential effect, if any, on the results of operations or financial position of the Company. Based on that review, the Company does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

2. Inventories

     Inventories consist of the following (in thousands):

		December 31,
	March 27, 2004	2003
Raw materials	$4,654	$5,307
Work-in-process	26,367	27,213
Finished goods	10,536	13,079

	$41,557	$45,599

3. Net Income (Loss) per Common Share

     Basic income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted income (loss) per share also includes the effect of stock options and warrants outstanding during the period if such stock options and warrants are dilutive.

     The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except for per share data):

	Three Months Ended
	March 27, 2004	March 29, 2003
Numerator (Basic and Dilutive):
Net income (loss) attributable to common stockholders	$13,523	$(14,008)
Denominator:
Weighted average shares outstanding-basic	82,127	46,655
Stock options and warrants (treasury stock method)	4,222	—

Weighted average shares outstanding-diluted	86,349	46,655

     Options to purchase 461,737 and 5,410,478 shares of common stock and warrants to purchase 4,603,032 and 9,184,851 shares of common stock were outstanding at March 27, 2004 and March 29, 2003, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

4. Income Taxes

     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on management’s analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on the operating results of the first quarter of 2004 and management’s projections of taxable income for the remainder of 2004, the Company reversed approximately $1.6 million of valuation allowance during the first quarter of 2004. Management’s analyses of future taxable income are subject to a wide range of variables, many of which involve estimates and therefore the Company’s deferred tax asset may not be ultimately realized.

5. Long-Term Debt

     The Company and AMI Semiconductor, Inc. (AMIS) maintain senior secured credit facilities (the facilities) consisting of a $125,000,000 term loan and a revolving credit facility of $90,000,000. The term loan requires a principal payment of $321,500, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on September 26, 2008. The interest rate on the term loan at March 27, 2004 was 3.59%. The revolving credit facility ($20,000,000 of which may be in the form of letters of credit) is available for working capital and general corporate purposes. As of March 27, 2004, no amount was drawn on the revolving credit facility.

     The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum senior leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement, as amended. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of March 27, 2004.

     AMIS also has $130,000,000 aggregate principal amount of 10 ¾% senior subordinated notes maturing on February 1, 2013 (senior subordinated notes). Interest on the senior subordinated notes is payable semi-annually on February 1 and August 1. The indenture governing the senior subordinated notes contains covenants that, among other things, (i) limit AMIS’ ability and certain of its subsidiaries’ ability to incur additional indebtedness, (ii) pay dividends on AMIS’ capital stock or redeem, repurchase or retire AMIS’ capital stock or subordinated indebtedness, (iii) make investments, (iv) engage in certain transactions with affiliates, (v) sell assets, including capital stock of subsidiaries, and (vi) consolidate, merge or transfer assets.

6. Comprehensive Income (Loss)

     Comprehensive income for the three month period ended March 27, 2004 was approximately $10,477,000. This includes a loss of $3,046,000 all of which related to changes in the cumulative translation adjustment. Comprehensive income for the three month period ended March 29, 2003 was approximately $3,352,000. Of this amount, a gain of approximately $528,000 related to the change in the fair value of certain interest rate swap hedging derivatives that were held at that time and a gain of approximately $1,042,000 related to changes in the cumulative translation adjustment.

7. Restructuring and Impairment Charges

     Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2003, and EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” in 2002 and 2001, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations. All expenses associated with these plans were included as restructuring and impairment charges in the periods incurred.

     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees will replace these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1,713,000, which included $653,000 related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of December 31, 2003, approximately $692,000 of these severance costs have not yet been paid and were included in accrued expenses. As of March 27, 2004, all amounts related to this plan had been paid.

     The 2002 plan involved the curtailment of redundant functions between the U.S. and Belgian entities resulting from the acquisition of the Belgian entity in June 2002 (the MSB acquisition). In total 90 people employed by the Company prior to the MSB acquisition were terminated in connection with this restructuring program. The Company recorded related restructuring expense of approximately $457,000, all of which had been paid as of December 31, 2003. Additionally, relationships with certain sales representative firms in Europe were terminated because their duties were transferred to MSB. The expense associated with these terminations was approximately $478,000, all of which had been paid as of December 31, 2003.

     The 2001 plan involved the closure of certain offices and the termination of certain management and other employees. As of December 31, 2003, and March 27, 2004, the remaining accrual for this plan, representing lease termination costs, of approximately $164,000, and $131,000, respectively, was included in accrued expenses on the accompanying balance sheets. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005.

     Following is a summary of the restructuring accrual relating to the 2003, 2002 and 2001 plans (in thousands):

		Lease
	Severance	Termination
	Costs	Costs	Total
Balance at December 31, 2003	$692	$164	$856
Paid in 2004	(692)	(33)	(725)

Balance at March 27, 2004	$—	$131	$131

8. Transactions with Related Parties

     In 2000, the Company entered into advisory agreements with affiliates of Citigroup Venture Capital Equity Partners, L.P. (CVC) and Francisco Partners, L.P. (Francisco Partners) (the Sponsors) pursuant to which the Sponsors may provide financial, advisory and consulting services to the Company. For the three-month period ended March 29, 2003, expenses totaling approximately $500,000 were recorded related to these advisory agreements. During 2003, the Company entered into amendments to these advisory agreements whereby the annual advisory fees payable under these agreements ceased.

9. Segment Reporting

     The Company has three reportable segments: Integrated Mixed Signal Products, Mixed Signal Foundry Services and Structured Digital Products. Each segment comprises product families with similar requirements for design, development and marketing.

     Information about segments (in thousands):

	Integrated	Mixed Signal	Structured
	Mixed Signal	Foundry	Digital	Total
Three months ended March 27, 2004:
Net revenue from external customers	$68,675	$31,651	$27,954	$128,280
Segment operating income	12,804	5,197	4,236	22,237
Three months ended March 29, 2003:
Net revenue from external customers	56,831	26,001	19,997	102,829
Segment operating income	3,859	4,097	1,914	9,870

10. Condensed Consolidating Financial Statements

     The Company’s term loan and the senior subordinated notes are each fully and unconditionally guaranteed by the Company and each existing domestic subsidiary and by each subsequently acquired or organized domestic subsidiary of AMIS. AMIS’ foreign subsidiaries do not provide these guarantees. Below are the Company’s unaudited condensed consolidating balance sheets as of March 27, 2004 and December 31, 2003, and unaudited statements of operations and cash flows for the three months ended March 27, 2004 and March 29, 2003, reflecting the financial position, results of operations and cash flows of the guarantor and non-guarantor entities.

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

March 27, 2004 (unaudited)

				AMI	AMI	AMI	Non-
				Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	AMIS Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$116,714	$—	$10,638	$42,731	$—	$—	$63,345
Accounts receivable, net	82,276	—	—	39,919	—	—	42,357
Intercompany accounts receivable	—	(20,214)	852	19,240	—	122	—
Inventories	41,557	—	—	21,801	—	—	19,756
Deferred tax assets	8,733	—	—	4,149	—	—	4,584
Receivable from affiliate	1,791	—	—	1,791	—	—	—
Prepaid expenses and other current assets	18,342	3	39	7,118	—	—	11,182

Total current assets	269,413	(20,211)	11,529	136,749	—	122	141,224
Property, plant and equipment, net	206,161	—	—	169,364	—	—	36,797
Investment in subsidiaries	—	(561,711)	289,154	148,771	117,271	6,515	—
Deferred financing costs, net	8,025	—	—	8,025	—	—	—
Goodwill and other intangibles, net	10,134	—	—	3,006	—	—	7,128
Deferred tax assets	38,593	—	5,557	32,236	—	—	800
Pension asset	12,286	—	—	—	—	—	12,286
Restricted cash	4,200	—	4,200	—	—	—	—
Other	980	—	—	685	—	—	295

Total assets	$549,792	$(581,922)	$310,440	$498,836	$117,271	$6,637	$198,530

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (continued)

				AMI	AMI	AMI	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries
				(In thousands)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$32,101	$—	$—	$14,409	$—	$—	$17,692
Intercompany accounts payable	—	(20,214)	94,799	(77,112)	—	—	2,527
Accrued expenses	21,487	(236)	—	11,719	—	—	10,004
Accrued employee compensation	22,451	—	—	5,587	—	—	16,864
Income taxes payable	2,826	—	—	32	—	1	2,793
Current portion of long-term debt	1,250	—	—	1,250	—	—	—

Total current liabilities	80,115	(20,450)	94,799	(44,115)	—	1	49,880
Other long-term liabilities	360	—	—	360	—	—	—
Long-term debt	253,437	—	—	253,437	—	—	—

Total liabilities	333,912	(20,450)	(94,799)	(209,682)	—	1	49,880
Stockholders’ Equity (Deficit)
Common stock	823	(3,717)	823	—	—	—	3,717
Additional paid-in capital	511,044	(387,952)	511,044	229,561	71,357	4,062	82,972
Retained earnings (accumulated deficiency)	(309,498)	(130,079)	(309,737)	45,639	34,629	1,946	48,104
Deferred stock-based compensation	(443)	—	(443)	—	—	—	—
Accumulated other comprehensive income	13,954	(39,724)	13,954	13,954	11,285	628	13,857

Total stockholders’ equity (deficit)	215,880	(561,472)	215,641	289,154	117,271	6,636	148,650

Total liabilities and stockholders’ equity (deficit)	$549,792	$(581,922)	$310,440	$498,836	$117,271	$6,637	$198,530

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2003

					AMI	AMI	Non-
			AMIS	AMI Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries
				(In thousands)
Assets
Current assets:
Cash and cash equivalents	$119,063	$—	$10,407	$49,446	$—	$—	$59,210
Accounts receivable, net	73,585	—	—	33,474	—	—	40,111
Intercompany accounts receivable	—	(16,150)	696	13,420	—	118	1,916
Inventories	45,599	—	—	23,860	—	—	21,739
Deferred tax assets	8,987	—	—	4,163	—	—	4,824
Receivable from affiliate	1,909	—	—	1,909	—	—	—
Prepaid expenses and other current assets	18,868	(51)	—	7,778	—	—	11,141

Total current assets	268,011	(16,201)	11,103	134,050	—	118	138,941
Property, plant and equipment, net	205,909	—	—	168,322	—	—	37,587
Investment in subsidiaries	—	(542,701)	278,619	144,505	113,283	6,294	—
Deferred financing costs, net	8,324	—	—	8,324	—	—	—
Goodwill and other intangibles, net	10,929	—	—	3,628	—	—	7,301
Deferred tax assets	38,627	—	5,534	33,737	—	—	(644)
Pension asset	13,103	—	—	—	—	—	13,103
Restricted cash	4,200	—	4,200	—	—	—	—
Other	985	—	—	685		—	300

Total assets	$550,088	$(558,902)	$299,456	$493,251	$113,283	$6,412	$196,588

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (continued)

					AMI	AMI	Non-
			AMIS	AMI	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	LLC	Subsidiaries
				(In thousands)
Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$34,753	$—	$—	$14,752	$—	$—	$20,001
Intercompany accounts payable	—	(16,171)	94,680	(78,509)	—	—	—
Accrued expenses	24,973	(270)	—	14,783	—	—	10,460
Accrued employee compensation	29,212	—	—	8,553	—	—	20,659
Income taxes payable	1,088	—	—	6	—	—	1,082
Current portion of long-term debt	1,250	—	—	1,250	—	—	—

Total current liabilities	91,276	(16,441)	94,680	(39,165)	—	—	52,202
Other long-term liabilities	360	—	—	360	—	—	—
Long-term debt	253,437	—	—	253,437	—	—	—

Total liabilities	345,073	(16,441)	94,680	214,632	—	—	52,202
Stockholders’ Equity (Deficit)
Common stock	820	(3,717)	820	—	—	—	3,717
Additional paid-in capital	510,691	(387,952)	510,691	229,561	71,357	4,062	82,972
Retained earnings (accumulated deficit)	(323,021)	(101,732)	(323,260)	32,058	27,838	1,566	40,509
Deferred stock-based compensation	(475)	—	(475)	—	—	—	—
Accumulated other comprehensive income	17,000	(49,060)	17,000	17,000	14,088	784	17,188

Total stockholders’ equity (deficit)	205,015	(542,461)	204,776	278,619	113,283	6,412	144,386

Total liabilities and stockholders’ equity (deficit)	$550,088	$(558,902)	$299,456	$493,251	$113,283	$6,412	$196,588

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Three Months Ended March 27, 2004 (unaudited)

					AMI	AMI	Non-
			AMIS	AMI	Acquisition	Acquisition	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries
				(In thousands)
Revenue	$128,280	$(15,722)	$—	$77,241	$—	$—	$66,761
Cost of revenue	69,463	(14,291)	—	41,223	—	—	42,531

	58,817	(1,431)	—	36,018	—	—	24,230
Operating expenses:
Research and development	19,590	(632)	—	12,080	—	—	8,142
Marketing and selling	10,440	(785)	—	6,928	—	—	4,297
General and administrative	6,550	(19)	85	4,428	—	—	2,056

	36,580	(1,436)	85	23,436	—	—	14,495

Operating income (loss)	22,237	5	(85)	12,582	—	—	9,735
Other income (expense):
Interest income (expense), net	(4,459)	—	4	(4,708)	—	4	241
Other income (expense), net	(372)	(5)	—	(350)	—	—	(17)
Equity earnings in subsidiaries	—	(28,347)	13,581	7,598	6,791	377	—

	(4,831)	(28,352)	13,585	2,540	6,791	381	224

Income (loss) before income taxes	17,406	(28,347)	13,500	15,122	6,791	381	9,959
Provision (benefit) for income taxes	3,883	—	(23)	1,541	—	1	2,364

Net income (loss)	$13,523	$(28,347)	$13,523	$13,581	$6,791	$380	$7,595

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Three Months Ended March 29, 2003 (unaudited)

						AMI	Non-
			AMIS	AMI	AMI	Acquisition	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	Acquisition LLC	II LLC	Subsidiaries
				(In thousands)
Revenue	$102,829	$(4,079)	$—	$61,321	$—	$—	$45,587
Cost of revenue	60,489	(2,335)	—	33,063	—	—	29,761

	42,340	(1,744)	—	28,258	—	—	15,826
Operating expenses:
Research and development	17,974	(322)	—	12,173	—	—	6,123
Marketing and selling	8,542	(1,419)	—	6,805	—	—	3,156
General and administrative	5,954	—	576	4,331	—	—	1,047

	32,470	(1,741)	576	23,309	—	—	10,326

Operating income (loss)	9,870	(3)	(576)	4,949	—	—	5,500
Other income (expense):
Interest income (expense), net	(4,875)	(10)	86	(5,133)	—	3	179
Other income (expense), net	(3,745)	12	—	(4,135)	—	—	378
Equity earnings in subsidiaries	—	(11,848)	2,071	4,905	4,616	256	—

	(8,620)	(11,846)	2,157	(4,363)	4,616	259	557

Income (loss) before income taxes	1,250	(11,849)	1,581	586	4,616	259	6,057
Provision (benefit) for income taxes	(532)	—	(201)	(1,485)	—	—	1,154

Net income (loss)	$1,782	$(11,849)	$1,782	$2,071	$4,616	$259	$4,903

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 27, 2004 (unaudited)

					AMI	AMI
			AMIS	AMI	Acquisition	Acquisition	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries
				(In thousands)
Net cash flows provided by (used in) operating activities	$8,791	$—	$(3)	$943	$—	$—	$7,851
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(9,661)	—	—	(7,658)	—	—	(2,003)

Net cash used in investing activities	(9,661)	—	—	(7,658)	—	—	(2,003)
Net cash flows from financing activities:
Exercise of stock options for common and preferred stock	234	—	234	—	—	—	—

Net cash provided by financing activities:	234	—	234	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	(1,713)	—	—	—	—	—	(1,713)

Net change in cash and cash equivalents	(2,349)	—	231	(6,715)	—	—	4,135
Cash and cash equivalents at beginning of period	119,063	—	10,407	49,446	—	—	59,210

Cash and cash equivalents at end of period	$116,714	$—	$10,638	$42,731	$—	$—	$63,345

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Three Months Ended March 29, 2003 (unaudited)

					AMI	AMI
			AMIS	AMI	Acquisition	Acquisition	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries
				(In thousands)
Net cash flows provided by operating activities	$25,067	$—	$4	$19,996	$—	$—	$5,067
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(1,885)	—	—	(425)	—	—	(1,460)
Investment in subsidiaries	—	—	80,764	(80,764)	—	—	—

Net cash provided by (used in) investing activities	(1,885)	—	80,764	(81,189)	—	—	(1,460)
Net cash flows from financing activities
Payments on long-term debt	(120,100)	—	—	(120,100)	—	—	—
Proceeds from issuance of senior subordinated notes	200,000	—	—	200,000	—	—	—
Redemption of preferred stock	(80,764)	—	(80,764)	—	—	—	—
Deferred financing costs	(7,253)	—	—	(7,253)	—	—	—
Payment to settle derivatives	(788)	—	—	(788)	—	—	—
Exercise of stock options for common and preferred stock	11	—	11	—	—	—	—

Net cash provided by (used in) financing activities:	(8,894)	—	(80,753)	71,859	—	—	—

Effect of exchange rate changes on cash and cash equivalents	(135)	—	—	—	—	—	(135)

Net change in cash and cash equivalents	14,153	—	15	10,666	—	—	3,472
Cash and cash equivalents at beginning of period	62,184	—	1,910	35,274	—	—	25,000

Cash and cash equivalents at end of period	$76,337	$—	$1,925	$45,940	$—	$—	$28,472

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

     When evaluating our business, we generally look at financial measures such as revenue and operating income. We also use internal tracking measures, such as three-year revenue from design wins and the capacity utilization of our fabrication facilities. We are seeing the rewards of our focus on winning designs that should strengthen our financial position in the future. We are also increasing our capacity utilization rate. This is a measure of the degree to which our manufacturing assets are being used, thus sharing the fixed costs of these items across multiple products. As capacity utilization increases, our facilities become more efficient, and as a result, our gross profit margin increases. We anticipate that our capacity utilization will not decline in the foreseeable future. However, if at some point our capacity utilization begins to decrease (as is normal during an industry downturn), then our gross margins could be negatively affected.

Results of Operations

Three month period ended March 27, 2004 compared to the three month period ended March 29, 2003

Revenue

     Revenue for the first quarter of 2004 increased 24.8% to $128.3 million from $102.8 million in the first quarter of 2003. This increase relates to the improvement of the overall semiconductor market. We have also made significant strides in increasing our revenue in our target automotive, medical and industrial end markets. In addition, we have experienced significant growth from the communications end market between these periods.

     Integrated mixed signal revenue of $68.7 million for the first quarter of 2004 was up 21% over first quarter of 2003 revenue of $56.8 million. The volume of product shipped to customers in the automotive, industrial and communications end markets increased substantially between these periods.

     Mixed signal foundry services revenue grew to $31.7 million for the first quarter of 2004, an increase of 21.9% over first quarter of 2003 revenue of $26.0 million. This growth was largely due to revenue from an STMicroelectronics take-or-pay contract. This take-or-pay contract will expire in June 2004. During the second half of 2004, we are expecting revenue from STMicroelectronics to be less than it will be in the first half of the year.

     Structured digital products revenue was $27.9 million for the first quarter of 2004, an increase of 39.5% over first quarter 2003 revenue of $20.0 million. Increased volume of products shipped to the communications end market, as well as revenue from our XPressArray™ products, helped to increase the structured digital products revenue for this period.

     As a percentage of total revenue in the first quarter of 2004, North America, Europe and Asia was 41.1%, 41.8% and 17.1%, respectively, compared with 42.3%, 41.5% and 16.2%, respectively, in the first quarter of 2003.

Gross Profit

     Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit increased to $58.8 million, or 45.8% as a percentage of revenue, in the first quarter of 2004 from $42.3 million, or 41.1% as a percentage of revenue, in the first quarter of 2003. The increase in gross profit is a result of our increased revenue level in addition to our fab capacity utilization improvement and a shift in the product mix between the periods.

Operating Expenses

     Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development activities. Research and development expenses increased to $19.6 million, or 15.3% of revenue, in the first quarter of 2004 from $18.0 million, or 17.5% of revenue, in the first quarter of 2003. This increase is primarily attributable to expenses related to design activity and the associated non-customer funded development expenses.

     Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses increased to $10.4 million, or 8.1% of revenue, in the first quarter of 2004 compared to $8.5 million, or 8.3% of revenue, for the first quarter 2003. This increase is due to sales commissions associated with the higher revenue level.

     General and administrative expenses consist primarily of salaries of our administrative staff, and professional and advisory fees for various consulting projects. General and administrative expenses increased to $6.6 million, or 5.1% of revenue, in the first quarter of 2004 compared to $6.0 million, or 5.8% of revenue, for the first quarter 2003. This increase in general and administrative expenses is primarily due to professional fees associated with various consulting projects, as well as higher costs related to being a public company, partially offset by the $2.0 million per quarter decrease in amortization related to the non-compete agreement that was entered into with our former parent at the time of the recapitalization in December 2000 and which was written off in June 2003.

Operating Income

     Operating income increased approximately $12.3 million to approximately $22.2 million for the first quarter of 2004 compared with operating income of $9.9 million for the first quarter of 2003. The primary factors affecting operating income have been discussed above and include improved revenue levels, improved utilization of our fabrication facilities and operational efficiency gains.

     Integrated mixed signal products operating income increased approximately $8.6 million to $12.5 million from $3.9 million in the first quarter of 2004 compared to the first quarter of 2003. This increase is attributable to increased revenue, including an increase in customer funded development projects, as well as improved utilization of our fabrication facilities and synergies realized from the completion of the integration of the MSB acquisition.

     Mixed signal foundry services operating income increased approximately $1.9 million to $6.0 million in the first quarter of 2004 from $4.1 million in the first quarter of 2003. This increase is attributable to increased revenue, improved utilization of our fabrication facilities and resulting higher margins.

     Structured digital products operating income increased approximately $1.9 million to $3.8 million in the first quarter of 2004 from $1.9 million in the first quarter of 2003. This increase is attributable to increased revenue and an improvement in the product mix toward higher gross margin communications products, as well as improved utilization of our fabrication facilities.

Net Interest Expense

     Net interest expense for the first quarter of 2004 decreased by $0.4 million compared to net interest expense during the same period in 2003. The lower interest expense was primarily attributable to the decreased debt levels associated with the $70 million of senior subordinated notes redeemed in November 2003.

Income Taxes

     Income tax expense was $3.9 million on pre-tax income of $17.4 million for the first quarter of 2004 compared with a benefit of $0.5 million on pre-tax income of $1.8 million for the first quarter of 2003. We operate in multiple tax jurisdictions. In certain jurisdictions with higher statutory tax rates, we recorded a pre-tax loss in the first quarter of 2003 resulting in a tax benefit; whereas, in other jurisdictions with lower tax rates, we recorded pre-tax income resulting in a tax provision for the first quarter of 2003. On a net basis, the tax benefit recorded more than offset the tax provision recorded for the first quarter of 2003, resulting in a net tax benefit on pre-tax income. In the case of certain foreign jurisdictions, no provision for U.S. income taxes has been recorded on the income from those jurisdictions because we consider these amounts to be permanently invested in the foreign entities. Additionally, we have a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. Based on the operating results for the first quarter of 2004 and our projections of taxable income for the remainder of 2004, we reversed approximately $1.6 million of valuation allowance during the first quarter of 2004. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax asset based on the anticipated pre-tax operating results of future periods.

Backlog

     Our backlog was $144.2 million as of March 27, 2004 compared to backlog of $128.4 million as of December 31, 2003. Backlog is typically recorded only upon receipt of a written purchase order from a customer. Reported backlog represents products scheduled to be delivered within six months. Backlog is influenced by several factors including market demand, pricing, customer order patterns and changes in product lead times. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred the non-recurring engineering fee in full before production begins, they generally have given careful consideration to the orders they place, and generally do not cancel orders. However, there is no guarantee that backlog will ultimately be realized as revenue.

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

Liquidity and Capital Resources

     Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the senior subordinated notes and the senior credit facilities as amended, complete planned maintenance of equipment and equip our fabrication facilities. We anticipate that operating cash flow, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures necessary to support capacity and technology improvements.

     As of March 27, 2004, we had total debt of $254.7 million, consisting of $130.0 million of senior subordinated notes and a $124.7 million term loan.

     We generated $8.8 million in cash from operating activities in the first three months of 2004 compared to $25.1 million in cash from operating activities in the first three months of 2003. This decrease was primarily due to changes in working capital items, including an increase in accounts receivable and a decrease in accounts payable, and other accrued expenses, offset by an increase in net income.

     Significant uses of cash can be divided into investing activities and financing activities. During the first three months of 2004 and 2003, we invested in capital equipment in the amounts of $9.7 million and $1.9 million, respectively. See “Capital Expenditures” below.

     During the first three months of 2004, we generated net cash from financing activities of $0.2 million from the issuance of common stock upon exercise of stock options. During the first quarter of 2003, we used net cash from financing activities of $8.9 million. During the first quarter of 2003, we issued our senior subordinated notes for $200.0 million in cash, we paid $7.3 million for financing costs related to the senior subordinated notes and we repaid debt under our senior credit facilities of $120.1 million. We also redeemed all of our Series C Senior Preferred Stock outstanding for $80.8 million.

Capital Expenditures

     During the first three months of 2004, we spent $9.7 million for capital expenditures compared with $1.9 million during the same period in 2003. Capital expenditures for 2004 will be heavily weighted in the first half of the year as we focus on expanding capacity in our U.S. eight-inch fabrication facility. Total capital expenditures for 2004 are expected to be approximately 6% to 7% of revenue for the year. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.

Restructuring and Impairment Charges

     Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2003, and EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” in 2002 and 2001, senior management and the Board of Directors approved plans to restructure certain of our operations. All expenses associated with these plans were included as restructuring and impairment charges in the periods incurred.

     The 2003 plan involves the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees will replace these sales representative firms. In total, 32 employees, from various departments, were terminated as part of this program. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1.7 million, which includes $0.7 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of

December 31, 2003, approximately $0.7 million of these termination costs were included in accrued expenses. As of March 27, 2004, all amounts related to this plan had been paid.

     The 2002 plan involved the curtailment of redundant functions between the U.S. and Belgian entities resulting from the acquisition Belgian entity in June 2002 (the MSB acquisition). In total 90 people employed by us prior to the MSB acquisition were terminated in connection with this restructuring program. We recorded related restructuring expense of approximately $0.5 million, all of which had been paid as of December 31, 2003. Additionally, relationships with certain sales representative firms in Europe were terminated because their duties were transferred to MSB. The expense associated with these terminations was approximately $0.5 million, all of which had been paid as of December 31, 2003.

     The 2001 plan involved the closure of certain offices and the termination of certain management and other employees. As of December 31, 2003, and March 27, 2004, the remaining accrual for this plan, representing lease termination costs, of approximately $0.2 million, and $0.1 million, respectively, was included in accrued expenses on the accompanying balance sheets. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005.

Following is a summary of the restructuring accrual relating to the 2003, 2002 and 2001 plans (in millions):

		Lease
	Severance	Termination
	Costs	Costs	Total
Balance at December 31, 2003	$0.7	$0.2	$0.9
Paid in 2004	(0.7)	(0.1)	(0.8)

Balance at March 27, 2004	$—	$0.1	$0.1

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

     We recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and collectability is reasonably assured. In certain situations, we ship products through freight forwarders where title does not pass until product is shipped from the freight forwarder. In other situations, by contract, title does not pass until the product is received by the customer. In both cases, revenue and related gross profit are not recognized until title passes to the customer. Estimates of product returns and allowances, based on actual historical experience, are recorded at the time revenue is recognized and are deducted from revenue.

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

Stock-Based Compensation

     We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. Deferred stock-based compensation is recorded when stock options are granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, we generally determined the estimated fair value of our common stock based on independent valuations. We recorded deferred stock-based compensation of approximately $519,000 in 2003, prior to our initial public offering. Such deferred compensation is amortized to expense over the vesting period of the related options. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options in determining net income or loss. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 14 to our consolidated financial statements, included in our Annual Report on Form 10-K.

Recent Accounting Pronouncements

     We have reviewed all recently issued accounting standards that have not yet been adopted in order to determine their potential effect, if any, on our results of operations and financial position. Based on that review, we do not currently believe that any of these recent accounting pronouncements will have a significant effect on our current or future financial position, results of operations, cash flows or disclosures.

Contractual Obligations and Contingent Liabilities and Commitments

     Other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices, or similar instruments, we have no significant off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. As of March 27, 2004, there were no significant changes to our contractual obligations and contingent liabilities and commitments from those disclosed in our Annual Report on Form 10-K.

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

     If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 300 customers in the first quarter of 2004, sales to our 13 largest customers represented 50.2% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 1,300 different products in the first quarter of 2004, the 74 top selling devices represented 50.0% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

We depend on our key personnel.

     Our success depends to a large extent upon the continued services of our chief executive officer, Christine King, and our other key executives, managers and skilled personnel, particularly our design engineers. Generally our employees are not bound by employment or non-competition agreements and we cannot assure you that we will retain our key executives and employees. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the services of, or failure to recruit, skilled personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.

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

     Many of these factors are outside of our control. In addition, in recent years, many participants in the industry have substantially expanded their manufacturing capacity. If overall demand for semiconductors should decrease, this increased capacity could result in substantial pricing pressure, which could adversely affect our operating results. Because our products are typically designed for a specific customer and are not commodity products, we did not decrease our prices as significantly as many other companies in the semiconductor industry to try to maintain or increase customer orders during the downturn in the semiconductor industry from 2000 through 2003. However, we cannot assure you that we will not face increased pricing pressure in the future.

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

Risks Relating to Our International Operations

Our international sales and operations expose us to various political and economic risks.

     As a percentage of total revenue, our historical revenue outside of North America was approximately 59%, 59%, 44% and 17% in the first quarter 2004, and the years 2003, 2002 and 2001, respectively. We expect sales to customers located in Europe and Asia to comprise an increasing portion of our business. Our manufacturing operations are located in the United States and Belgium, our test facilities and outsourced primary packagers are located in Asia and we maintain design centers in Germany and the Czech Republic and sales offices in other locations in Europe and Asia. International sales and operations are subject to a variety of risks, including:

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

     A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 36% in 2003 and 36% in the first quarter 2004 of our revenue. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. In the future, we may engage in exchange rate hedging activities in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging transactions we may enter into will be effective or will not result in foreign exchange hedging losses.

Our exposure to foreign labor laws due to our operational presence in Europe.

     We had 909 employees in Europe as of March 27, 2004, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

Risks Relating to Manufacturing

Our success depends on high utilization of our manufacturing capacity.

     An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over-capacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. In addition, when the agreement with STMicroelectronics terminates in June 2004 or if STMicroelectronics fails to meet its take-or-pay obligation under the agreement, utilization of our fabs could decline. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. If we enter another downturn, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

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

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $9.7 million in the first quarter of 2004 and $1.9 million in the first quarter of 2003. These expenditures were used to expand capacity in our eight inch fabrication facility in 2004 and replace equipment and expand our test and design capabilities in both years. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional financing may not be available when needed or, if available, may not be available on satisfactory terms.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others.

     As of March 27, 2004, we held 75 U.S. patents and 111 foreign patents. We also had over 50 patent applications in progress. At the end of 2004, approximately 16% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

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

     AMI Semiconductor, our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness, most of which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor’s capital stock. As of March 27, 2004, our long-term consolidated indebtedness was approximately $254.7 million and our total consolidated debt as a percentage of total capitalization was 54%. Subject to the restrictions in the senior credit facilities and the senior subordinated notes, we and our subsidiaries may incur certain additional indebtedness from time to time.

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

     Unfavorable changes in any of these factors could harm our operating results and our ability to generate cash to service our indebtedness. If we are unable to service our debt using our operating cash flow, we will be required to pursue one or more alternative strategies, such as selling assets, refinancing or restructuring our indebtedness or selling equity securities, each of which could adversely affect the market price of our common stock. However, we cannot assure you that any alternative strategies will be feasible at the time or prove adequate. Also, certain of these strategies would require the consent of our senior secured lenders.

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

     We may experience significant period-to-period fluctuations in our revenue and operating results in the future due to a number of factors and any such variations may cause our stock price to fluctuate. It is likely that in some future period our operating results will be below the expectations of securities analysts or investors. If this occurs, our stock price could drop significantly.

     A number of factors, in addition to those cited in other risk factors, may contribute to fluctuations in our revenue and operating results, including:

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

     As of March 27, 2004, affiliates of Francisco Partners, Citigroup Venture Capital Equity Partners, or CVC, and Nippon Mining together beneficially owned 53,499,753 shares, or approximately 65.0%, of our outstanding common stock. These stockholders are party to a shareholders’ agreement, pursuant to which these stockholders have the power to direct our affairs and will be able to determine the outcome of all matters required to be submitted to stockholders for approval, including the election of a majority of our directors, any merger, consolidation or sale of all or substantially all of our assets and amendment of our certificate of incorporation. Because a limited number of persons control us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.

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

     A substantial portion of our annual sales and operating costs are denominated in euros. Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of March 27, 2004, approximately 69% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 27, 2004 would cause a change in consolidated net assets of approximately $10 million.

     We currently do not hedge our foreign currency exchange rate exposure.

     Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $0.5 million in interest expense.

     In January 2003, we issued $200.0 million of fixed rate 103/4% Senior Subordinated Notes. As of March 27, 2004, $130 million of this issuance was outstanding. Because our interest rate is fixed, changes in market interest rates do not impact our interest expense.

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

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

     We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the District of Delaware alleging infringement of a patent owned by Ricoh. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. Although the basis for infringement is not clear at this time, the allegations are premised, at least in part, on the use of software we licensed from Synopsys, Inc. Synopsys has agreed to assume the sole and exclusive control of our defense relating to our use of the Synopsys software pursuant to the indemnity provisions of the Synopsys software license agreement, subject to the exceptions and limitations contained in the agreement. Synopsys will bear the cost of the defense as long as it is controlling the defense. However, it is possible that we may become aware of circumstances, or circumstances may develop, that result in our defense falling outside the scope of the indemnity provisions of the Synopsys software license agreement, in which case we would resume control of our defense and bear its cost, or share the cost of the defense with Synopsys and any other similarly situated parties. On August 29, 2003 the United States District Court for the District of Delaware granted the defendants motion to transfer the case to the United States District Court for the Northern District of California, where Synopsys currently has an action for declaratory judgment pending against Ricoh. On February 10, 2004, we and the other named defendants in this case filed a motion to dismiss the complaint on the basis that it failed to state a cause of action. Ricoh opposed our motion and moved to amend its complaint to clarify the bases on which it was claiming that the patent infringement occurred. A hearing was held on April 6, 2004 and the judge subsequently denied our motion to dismiss. We filed our answer to the amended complaint on April 26. Discovery in the case is on-going. Based on information available to us to date, our preliminary belief is that the asserted claims against us are without merit or, if meritorious, that we will be indemnified (with respect to damages) for such claims by Synopsys, and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available.

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

Item 2: Changes in Securities and Use of Proceeds

     Not applicable.

Item 3: Defaults Upon Senior Securities

     Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

     Not applicable.

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

(b) Reports on Form 8-K

     On January 8, 2004, the Company furnished a current report on Form 8-K which announced that Colin Slade joined the Company’s Board of Directors. A copy of the Company’s press release announcing Colin Slade joining the Board of Directors was attached and incorporated therein by reference.

     On February 12, 2004, the Company furnished a current report on Form 8-K which announced the Company’s financial results as of and for the three and twelve months ended December 31, 2003 and certain other information. A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.
	By:	/s/ Christine King
Dated: April 30, 2004		Christine King
President and Chief Executive Officer

	By:	/s/ Michael Salvati
Dated: April 30, 2004		Michael Salvati
Chief Financial Officer