Form 10-Q
period 2004-06-26
AMIS HOLDINGS INC
filed 2004-07-30
CIK 1161963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended

June 26, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to

Commission file number 000-50397

AMIS Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0309588
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

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

Yes   ☒   No   ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes   ☐   No   ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 26, 2004

Common stock, $0.01 par value	82,758,023

AMIS Holdings, Inc.

ii

FORWARD-LOOKING STATEMENTS

     This quarterly report includes forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements relate to our future results, prospects, developments and business strategies.

     These forward-looking statements are identifiable by their use of terms and phrases such as “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “predict,” “project,” “will” and similar terms and phrases, including references to assumptions. These statements are contained in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” including the sub-sections “Outlook” and “Factors That May Affect Our Business and Future Results.”

     These forward-looking statements are subject to known and unknown risks, uncertainties and other factors that may cause actual results to be materially different. These factors include, but are not limited to, the following:

•	changes in general economic and business conditions and in the semiconductor industry in particular;

•	changes in the conditions affecting our target markets;

•	changes in political, social and economic conditions and local regulations, particularly outside of the United States;

•	changes in technology and development of new technology;

•	reductions in sales to any significant customers;

•	changes in the mix of products sold, industry capacity or competition;

•	changes in competitive conditions;

•	disruptions of established supply channels;

•	changes in the pricing of our products;

•	manufacturing capacity underutilization or constraints; and

•	the availability, terms and deployment of capital.

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

iii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31, 2003
	June 26, 2004	(derived from
	(unaudited)	audited statements)
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$127,470	$119,063
Accounts receivable, net	93,402	73,585
Inventories	43,217	45,599
Deferred tax assets	9,112	8,987
Prepaid expenses and other current assets	20,382	20,777

Total current assets	293,583	268,011
Property, plant and equipment, net	202,425	205,909
Goodwill, net	1,211	1,211
Other intangibles, net	17,490	18,042
Deferred tax assets	36,243	38,627
Other long-term assets	17,078	18,288

Total assets	$568,030	$550,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,250	$1,250
Accounts payable	25,626	34,753
Accrued expenses	51,131	54,185
Income taxes payable	4,489	1,088

Total current liabilities	82,496	91,276
Long-term debt, less current portion	253,125	253,437
Other long-term liabilities	360	360

Total liabilities	335,981	345,073
Stockholders’ Equity:
Common stock	827	820
Additional paid-in capital	512,120	510,691
Accumulated deficit	(294,140)	(323,021)
Deferred stock-based compensation	(410)	(475)
Accumulated other comprehensive income	13,652	17,000

Total stockholders’ equity	232,049	205,015

Total liabilities and stockholders’ equity	$568,030	$550,088

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
	(In thousands, except per share data)
Revenue	$134,526	$108,394	$262,806	$211,223
Cost of revenue	71,536	60,950	140,999	121,439

	62,990	47,444	121,807	89,784
Operating expenses:
Research and development	18,759	16,898	38,349	34,872
Marketing and selling	10,864	9,563	21,304	18,105
General and administrative	8,169	7,664	14,719	13,618
Impairment charge	—	20,028	—	20,028

	37,792	54,153	74,372	86,623

Operating income (loss)	25,198	(6,709)	47,435	3,161
Other income (expense):
Interest income	430	392	760	782
Interest expense	(5,100)	(6,482)	(9,889)	(11,747)
Other expense, net	(234)	(656)	(606)	(4,401)

	(4,904)	(6,746)	(9,735)	(15,366)

Income (loss) before income taxes	20,294	(13,455)	37,700	(12,205)
Provision for (benefit from) income taxes	4,936	(6,202)	8,819	(6,734)

Net income (loss)	15,358	(7,253)	28,881	(5,471)
Preferred stock dividends	—	15,394	—	31,184

Net income (loss) attributable to common stockholders	$15,358	$(22,647)	$28,881	$(36,655)

Basic net income (loss) per common share	$0.19	$(0.49)	$0.35	$(0.79)

Diluted net income (loss) per common share	$0.18	$(0.49)	$0.33	$(0.79)

Weighted average number of shares used in calculating basic net income (loss) per common share	82,515	46,691	82,325	46,677

Weighted average number of shares used in calculating diluted net income (loss) per common share	86,341	46,691	86,349	46,677

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 26,	June 28,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income (loss)	$28,881	$(5,471)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	21,077	24,934
Amortization of deferred financing costs	614	633
Stock-based compensation expense	960	282
Write-off of deferred financing charges and loss on settlement of derivatives	—	4,468
Impairment of long-term asset	—	20,028
Deferred income taxes	2,083	(11,901)
Loss (gain) on sale of property, plant and equipment	(10)	217
Income statement impact of change in value of derivatives	—	(24)
Interest on stockholder notes receivable	—	(166)
Changes in operating assets and liabilities:
Accounts receivable	(21,518)	2,344
Inventories	1,561	624
Prepaid expenses and other assets	992	3,200
Accounts payable	(8,404)	(3,737)
Accrued expenses	1,537	8,484

Net cash provided by operating activities	27,773	43,915
Cash flows from investing activities
Purchases of property, plant and equipment	(16,175)	(9,959)
Proceeds from sale of property, plant and equipment	105	—
Purchases of other intangibles	(1,575)	—

Net cash used in investing activities	(17,645)	(9,959)
Cash flows from financing activities
Payments on long-term debt	(312)	(120,202)
Proceeds from issuance of senior subordinated notes	—	200,000
Payment to settle derivatives	—	(788)
Deferred financing costs	—	(7,341)
Payments on long-term payables	—	(214)
Proceeds from exercise of stock options	541	87
Redemption of preferred stock	—	(80,764)

Net cash provided by (used in) financing activities	229	(9,222)
Effect of exchange rate changes on cash and cash equivalents	(1,950)	2,189

Net increase in cash and cash equivalents	8,407	26,923
Cash and cash equivalents at beginning of period	119,063	62,184

Cash and cash equivalents at end of period	$127,470	$89,107

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
June 26, 2004

Note 1: Basis of Presentation

     The financial statements have been prepared on a consolidated basis in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of AMIS Holdings, Inc. (the “Company”) and its majority controlled and owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting solely of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2003 contained in the Company’s Annual Report on Form 10-K.

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

Note 2: Stock-Based Compensation

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

     The following table provides pro forma information for the three and six month periods ended June 26, 2004 and June 28, 2003 that illustrates the net income (loss), net income (loss) attributable to common stockholders, and net income (loss) per common share as if the fair value method had been adopted under SFAS No. 123 (in thousands, except per share data).

	Three Months Ended		Six Months Ended
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
Net income (loss), as reported	$15,358	$(7,253)	$28,881	$(5,471)
Less: Stock-based compensation expense determined under the fair value method, net of related tax effects	(607)	(27)	(879)	(60)
Add: Stock-based compensation expense included in determination of net income as reported, net of related income tax effects	458	—	536	—

Pro forma net income (loss)	15,209	(7,280)	28,538	(5,531)
Preferred stock dividend, as reported	—	(15,394)	—	(31,184)

Pro forma net income (loss) attributable to common stockholders	$15,209	$(22,674)	$28,538	$(36,715)

Net income (loss) per common share:
Basic as reported	$0.19	$(0.49)	$0.35	$(0.79)
Diluted as reported	$0.18	$(0.49)	$0.33	$(0.79)
Pro forma basic	$0.18	$(0.49)	$0.35	$(0.79)
Pro forma diluted	$0.18	$(0.49)	$0.33	$(0.79)

     For the six months ended June 26, 2004, upon exercise of stock options, 769,103 shares of common stock were issued.

Note 3: Inventories

     Inventories consist of the following (in thousands):

	June 26,	December 31,
	2004	2003
Raw materials	$4,170	$5,307
Work-in-process	27,733	27,213
Finished goods	11,314	13,079

	$43,217	$45,599

Note 4: Intangible Assets

     During the three month period ended June 26, 2004, the Company acquired certain intangible assets for licenses relating to technologies used in the Company’s products for approximately $1,575,000. The costs of these intangible assets will be amortized over the three year life of the licenses.

Note 5: Net Income (Loss) per Common Share

     Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share also includes the effect of common stock equivalents, consisting of stock options and warrants, if the effect of their inclusion is dilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended		Six Months Ended
	June 26,	June 28,	June 26,	June 28,
	2004	2003	2004	2003
Numerator (Basic and Diluted):
Net income (loss) attributable to common stockholders	$15,358	$(22,647)	$28,881	$(36,655)
Denominator:
Weighted average shares outstanding-basic	82,515	46,691	82,325	46,677
Stock options and warrants (treasury stock method)	3,826	—	4,024	—

Weighted average shares outstanding-diluted	86,341	46,691	86,349	46,677

     Options to purchase 475,962 and 5,351,555 shares of common stock and warrants to purchase 4,603,032 and 9,184,851 shares of common stock were outstanding at June 26, 2004 and June 28, 2003, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

Note 6: Income Taxes

     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on management’s analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on the operating results for the first two quarters of 2004 and management’s projections of taxable income for the remainder of 2004, during the three and six month periods ended June 26, 2004, the Company reversed approximately $1,600,000 and $3,200,000 of the valuation allowance, respectively. Management’s analyses of future taxable income are subject to a wide range of variables, many of which involve estimates and, therefore, the Company’s deferred tax asset may not be ultimately realized in full.

Note 7: Long-Term Debt

     The Company and AMI Semiconductor, Inc. (AMIS) maintain senior secured credit facilities (the facilities) consisting of a term loan and a revolving credit facility. As of June 26, 2004, the balance of the term loan was $124,375,000 and no amount was drawn on the $90,000,000 revolving credit facility. The term loan requires a principal payment of $312,500, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on September 26, 2008. The interest rate on the term loan at June 26, 2004 was 3.60%. The revolving credit facility ($20,000,000 of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

     The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum senior leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement, as amended. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of June 26, 2004.

     AMIS also has $130,000,000 aggregate principal amount of 103/4% senior subordinated notes maturing on February 1, 2013 (senior subordinated notes). Interest on the senior subordinated notes is payable semi-annually on February 1 and August 1. The indenture governing the senior subordinated notes contains covenants that, among other things, (i) limit AMIS’ ability and certain of its subsidiaries’ ability to incur additional indebtedness, (ii) pay dividends on AMIS’ capital stock or redeem, repurchase or retire AMIS’ capital stock or subordinated indebtedness, (iii) make investments, (iv) engage in certain transactions with affiliates, (v) sell assets, including capital stock of subsidiaries, and (vi) consolidate, merge or transfer assets.

Note 8: Financial Instruments

     As of June 26, 2004, the Company had a zero-cost foreign exchange collar contract, which ensures conversion of €3,700,000 in the third quarter of 2004 at a rate of no less than $1.16 and no more than $1.1875 per €1, should the weighted averages of euro income translation fall outside of that range. At June 26, 2004, the fair value of the zero-cost collar contract of approximately $108,000 was included in accrued liabilities, and the loss was included in other expense on the accompanying financial statements.

Note 9: Comprehensive Income (Loss)

     Comprehensive income for the three and six month periods ended June 26, 2004 was approximately $15,056,000 and $25,533,000, respectively. Losses of approximately $302,000 and $3,348,000, respectively, related to changes in the cumulative translation adjustment.

     Comprehensive loss for the three and six month periods ended June 28, 2003 was approximately $4,577,000 and $1,224,000, respectively. Of these amounts, gains of approximately $100,000 and $628,000, respectively, related to the change in the fair value of derivatives. Additional gains of approximately $2,576,000 and $3,619,000, respectively, related to changes in the cumulative translation adjustment.

Note 10: Restructuring and Impairment Charges

     During 2001, the Company entered into a non-competition agreement with Nippon Mining and its subsidiary (our former Parent). According to this agreement, each of Nippon Mining and its subsidiary agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. During 2003, the Company reached a determination that the carrying value of the non-competition agreement had been impaired based primarily on a change in Nippon Mining’s and its subsidiary’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, the Company released Nippon Mining and its subsidiary from the non-competition agreement and expensed the $20,028,000 remaining unamortized balance of the agreement, which is included as an impairment charge for the three and six months ended June 28, 2003 on the accompanying unaudited condensed consolidated statements of operations.

     Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2003, and EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” in 2001, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations. All expenses associated with these plans were included as restructuring and impairment charges in the periods incurred.

     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1,713,000, which included $653,000 related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of December 31, 2003, approximately $692,000 of these severance costs were not paid and were included in accrued expenses. As of June 26, 2004, all amounts related to this plan had been paid.

     The 2001 plan involved the closure of certain offices and the termination of certain management and other employees. As of December 31, 2003, and June 26, 2004, the remaining accrual for this plan, representing lease termination costs, of approximately $164,000, and $99,000, respectively, was included in accrued expenses on the accompanying condensed consolidated balance sheets. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005.

     Following is a summary of the restructuring accrual relating to the 2003 and 2001 plans (in thousands):

		Lease
	Severance	Termination
	Costs	Costs	Total
Balance at December 31, 2003	$692	$164	$856
Paid in 2004	(692)	(65)	(757)

Balance at June 26, 2004	$—	$99	$99

Note 11: Transactions with Related Parties

     In 2000, the Company entered into advisory agreements with affiliates of Citigroup Venture Capital Equity Partners, L.P. (CVC) and Francisco Partners, L.P. (Francisco Partners) (the Sponsors) pursuant to which the Sponsors may provide financial, advisory and consulting services to the Company. For the three and six month periods ended June 28, 2003, expenses totaling approximately $500,000 and $1,000,000 were recorded related to these advisory agreements. During 2003, the Company entered into amendments to these advisory agreements whereby the annual advisory fees payable under these agreements ceased.

Note 12: Segment Reporting

     The Company has three reportable segments: Integrated Mixed Signal Products, Structured Digital Products and Mixed Signal Foundry Services. Each segment comprises product families with similar requirements for design, development and marketing.

     Information about segments (in thousands):

	Integrated	Structured	Mixed Signal
	Mixed Signal	Digital	Foundry	Total
Three months ended June 26, 2004
Net revenue from external customers	$73,320	$30,535	$30,671	$134,526
Segment operating income	13,028	5,904	6,266	25,198
Six months ended June 26, 2004
Net revenue from external customers	141,995	58,489	62,322	262,806
Segment operating income	25,832	10,140	11,463	47,435
Three months ended June 28, 2003
Net revenue from external customers	60,471	20,907	27,016	108,394
Segment operating income	6,573	2,333	4,413	13,319
Six months ended June 28, 2003
Net revenue from external customers	117,302	40,904	53,017	211,223
Segment operating income	10,432	4,247	8,510	23,189

Reconciliation of segment information to consolidated financial statements (in thousands):

	Three months	Six months
	ended June 28,	ended June 28,
	2003	2003
Total operating income for reportable segments	$13,319	$23,189
Unallocated amounts:
Impairment charge	(20,028)	(20,028)

Operating income (loss)	$(6,709)	$3,161

Note 13: Condensed Consolidating Financial Statements

     The term loan and the senior subordinated notes are each fully and unconditionally guaranteed by the Company and each existing domestic subsidiary and by each subsequently acquired or organized domestic subsidiary of AMIS. AMIS’ foreign subsidiaries do not provide these guarantees. Below are the Company’s unaudited condensed consolidating balance sheets as of June 26, 2004 and the audited condensed consolidating balance sheets as of December 31, 2003, and the unaudited condensed consolidating statements of operations for the three and six months ended June 26, 2004 and June 28, 2003, and the unaudited condensed consolidating statements of cash flows for the six months ended June 26, 2004 and June 28, 2003, reflecting the financial position, results of operations and cash flows of the guarantor and non-guarantor entities.

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

June 26, 2004 (unaudited)

				AMI	AMI	AMI	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$127,470	$—	$11,560	$53,367	$—	$—	$62,543
Accounts receivable, net	93,402	—	—	42,802	—	—	50,600
Intercompany accounts receivable	—	(12,749)	1,659	9,528	—	125	1,437
Inventories	43,217	—	—	24,715	—	—	18,502
Deferred tax assets	9,112	—	—	4,602	—	—	4,510
Prepaid expenses and other current assets	20,382	(17)	26	8,989	—	—	11,384

Total current assets	293,583	(12,766)	13,245	144,003	—	125	148,976
Property, plant and equipment, net	202,425	—	—	166,648	—	—	35,777
Investment in subsidiaries	—	(593,502)	304,243	157,382	124,936	6,941	—
Goodwill and other intangibles, net	18,701	—	—	11,744	—	—	6,957
Deferred tax assets	36,243	—	5,600	29,861	—	—	782
Other long-term assets	17,078	—	4,200	685	—	—	12,193

Total assets	$568,030	$(606,268)	$327,288	$510,323	$124,936	$7,066	$204,685

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (continued)

				AMI	AMI	AMI	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries
	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,250	$—	$—	$1,250	$—	$—	$—
Accounts payable	25,626	—	—	9,701	—	—	15,925
Accrued expenses	51,131	(240)	—	24,370	—	—	27,001
Intercompany accounts payable	—	(12,768)	95,481	(82,713)	—	—	—
Income taxes payable	4,489	—	—	(13)	—	6	4,496

Total current liabilities	82,496	(13,008)	95,481	(47,405)	—	6	47,422
Long-term debt, less current portion	253,125	—	—	253,125	—	—	—
Other long-term liabilities	360	—	—	360	—	—	—

Total liabilities	335,981	(13,008)	95,481	206,080	—	6	47,422
Stockholders’ Equity
Common stock	827	(3,717)	827	—	—	—	3,717
Additional paid-in capital	512,120	(387,954)	512,120	229,561	71,359	4,062	82,972
Retained earnings (accumulated deficit)	(294,140)	(162,736)	(294,382)	61,030	42,545	2,384	57,019
Deferred stock-based compensation	(410)	—	(410)	—	—	—	—
Accumulated other comprehensive income	13,652	(38,853)	13,652	13,652	11,032	614	13,555

Total stockholders’ equity	232,049	(593,260)	231,807	304,243	124,936	7,060	157,263

Total liabilities and stockholders’ equity	$568,030	$(606,268)	$327,288	$510,323	$124,936	$7,066	$204,685

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2003

				AMI	AMI	AMI	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries
	(In thousands)
Assets
Current assets:
Cash and cash equivalents	$119,063	$—	$10,407	$49,446	$—	$—	$59,210
Accounts receivable, net	73,585	—	—	33,474	—	—	40,111
Intercompany accounts receivable	—	(16,150)	696	13,420	—	118	1,916
Inventories	45,599	—	—	23,860	—	—	21,739
Deferred tax assets	8,987	—	—	4,163	—	—	4,824
Prepaid expenses and other current assets	20,777	(51)	—	9,687	—	—	11,141

Total current assets	268,011	(16,201)	11,103	134,050	—	118	138,941
Property, plant and equipment, net	205,909	—	—	168,322	—	—	37,587
Investment in subsidiaries	—	(542,701)	278,619	144,505	113,283	6,294	—
Goodwill and other intangibles, net	19,253	—	—	11,952	—	—	7,301
Deferred tax assets	38,627	—	5,534	33,737	—	—	(644)
Other long-term assets	18,288	—	4,200	685		—	13,403

Total assets	$550,088	$(558,902)	$299,456	$493,251	$113,283	$6,412	$196,588

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (continued)

				AMI	AMI	AMI	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries
	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,250	$—	$—	$1,250	$—	$—	$—
Accounts payable	34,753	—	—	14,752	—	—	20,001
Accrued expenses	54,185	(270)	—	23,336	—	—	31,119
Intercompany accounts payable	—	(16,171)	94,680	(78,509)	—	—	—
Income taxes payable	1,088	—	—	6	—	—	1,082

Total current liabilities	91,276	(16,441)	94,680	(39,165)	—	—	52,202
Long-term debt, less current portion	253,437	—	—	253,437	—	—	—
Other long-term liabilities	360	—	—	360	—	—	—

Total liabilities	345,073	(16,441)	94,680	214,632	—	—	52,202
Stockholders’ Equity
Common stock	820	(3,717)	820	—	—	—	3,717
Additional paid-in capital	510,691	(387,952)	510,691	229,561	71,357	4,062	82,972
Retained earnings (accumulated deficit)	(323,021)	(101,732)	(323,260)	32,058	27,838	1,566	40,509
Deferred stock-based compensation	(475)	—	(475)	—	—	—	—
Accumulated other comprehensive income	17,000	(49,060)	17,000	17,000	14,088	784	17,188

Total stockholders’ equity	205,015	(542,461)	204,776	278,619	113,283	6,412	144,386

Total liabilities and stockholders’ equity	$550,088	$(558,902)	$299,456	$493,251	$113,283	$6,412	$196,588

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Three Months Ended June 26, 2004 (unaudited)

					AMI	AMI	Non-
			AMIS	AMI	Acquisition	Acquisition	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries
	(In thousands)
Revenue	$134,526	$(16,570)	$—	$81,725	$—	$—	$69,371
Cost of revenue	71,536	(14,798)	—	40,892	—	—	45,442

	62,990	(1,772)	—	40,833	—	—	23,929
Operating expenses:
Research and development	18,759	(735)	—	14,260	—	—	5,234
Marketing and selling	10,864	(985)	—	7,480	—	—	4,369
General and administrative	8,169	(50)	107	5,600	—	—	2,512

	37,792	(1,770)	107	27,340	—	—	12,115

Operating income (loss)	25,198	(2)	(107)	13,493	—	—	11,814
Other income (expense):
Interest income (expense), net	(4,670)	—	28	(4,982)	—	3	281
Other income (expense), net	(234)	5	—	(140)	—	—	(99)
Equity earnings in subsidiaries	—	(32,660)	15,391	8,913	7,916	440	—

	(4,904)	(32,655)	15,419	3,791	7,916	443	182

Income before income taxes	20,294	(32,657)	15,312	17,284	7,916	443	11,996
Provision (benefit) for income taxes	4,936	—	(43)	1,893	—	5	3,081

Net income	$15,358	$(32,657)	$15,355	$15,391	$7,916	$438	$8,915

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Six Months Ended June 26, 2004 (unaudited)

					AMI	AMI	Non-
			AMIS	AMI	Acquisition	Acquisition	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries
	(In thousands)
Revenue	$262,806	$(32,292)	$—	$158,966	$—	$—	$136,132
Cost of revenue	140,999	(29,089)	—	82,115	—	—	87,973

	121,807	(3,203)	—	76,851	—	—	48,159
Operating expenses:
Research and development	38,349	(1,367)	—	26,340	—	—	13,376
Marketing and selling	21,304	(1,770)	—	14,408	—	—	8,666
General and administrative	14,719	(69)	192	10,028	—	—	4,568

	74,372	(3,206)	192	50,776	—	—	26,610

Operating income (loss)	47,435	3	(192)	26,075	—	—	21,549
Other income (expense):
Interest income (expense), net	(9,129)	—	32	(9,690)	—	7	522
Other income (expense), net	(606)	—	—	(490)	—	—	(116)
Equity earnings in subsidiaries	—	(61,007)	28,972	16,511	14,707	817	—

	(9,735)	(61,007)	29,004	6,331	14,707	824	406

Income before income taxes	37,700	(61,004)	28,812	32,406	14,707	824	21,955
Provision (benefit) for income taxes	8,819	—	(66)	3,434	—	6	5,445

Net income	$28,881	$(61,004)	$28,878	$28,972	$14,707	$818	$16,510

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Three Months Ended June 28, 2003 (unaudited)

					AMI	AMI	Non-
			AMIS	AMI	Acquisition	Acquisition	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries
	(In thousands)
Revenue	$108,394	$(3,912)	$—	$62,447	$—	$—	$49,859
Cost of revenue	60,950	(2,636)	—	33,435	—	—	30,151

	47,444	(1,276)	—	29,012	—	—	19,708
Operating expenses:
Research and development	16,898	(340)	—	11,387	—	—	5,851
Marketing and selling	9,563	(1,057)	—	7,769	—	—	2,851
General and administrative	7,664	—	612	5,805	—	—	1,247
Impairment charge	20,028	—	—	20,028	—	—	—

	54,153	(1,397)	612	44,989	—	—	9,949

Operating income (loss)	(6,709)	121	(612)	(15,977)	—	—	9,759
Other income (expense):
Interest income (expense), net	(6,090)	(7)	89	(6,363)	—	4	187
Other income (expense), net	(656)	(113)	—	(586)	(3)	—	46
Equity earnings in subsidiaries	—	(7,099)	(6,944)	7,292	6,395	356	—

	(6,746)	(7,219)	(6,855)	343	6,392	360	233

Income (loss) before income taxes	(13,455)	(7,098)	(7,467)	(15,634)	6,392	360	9,992
Provision (benefit) for income taxes	(6,202)	—	(214)	(8,690)	—	—	2,702

Net income (loss)	$(7,253)	$(7,098)	$(7,253)	$(6,944)	$6,392	$360	$7,290

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Six Months Ended June 28, 2003 (unaudited)

					AMI	AMI	Non-
			AMIS	AMI	Acquisition	Acquisition	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries
	(In thousands)
Revenue	$211,223	$(7,991)	$—	$123,768	$—	$—	$95,446
Cost of revenue	121,439	(4,971)	—	66,498	—	—	59,912

	89,784	(3,020)	—	57,270	—	—	35,534
Operating expenses:
Research and development	34,872	(662)	—	23,560	—	—	11,974
Marketing and selling	18,105	(2,476)	—	14,574	—	—	6,007
General and administrative	13,618	—	1,188	10,136	—	—	2,294
Impairment charge	20,028	—	—	20,028	—	—	—

	86,623	(3,138)	1,188	68,298	—	—	20,275

Operating income (loss)	3,161	118	(1,188)	(11,028)	—	—	15,259
Other income (expense):
Interest income (expense), net	(10,965)	(17)	175	(11,496)	—	7	366
Other income (expense), net	(4,401)	(101)	—	(4,721)	(3)	—	424
Equity earnings in subsidiaries	—	(18,947)	(4,873)	12,197	11,011	612	—

	(15,366)	(19,065)	(4,698)	(4,020)	11,008	619	790

Income (loss) before income taxes	(12,205)	(18,947)	(5,886)	(15,048)	11,008	619	16,049
Provision (benefit) for income taxes	(6,734)	—	(415)	(10,175)	—	—	3,856

Net income (loss)	$(5,471)	$(18,947)	$(5,471)	$(4,873)	$11,008	$619	$12,193

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 26, 2004 (unaudited)

					AMI	AMI	Non-
			AMIS	AMI	Acquisition	Acquisition	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries
	(In thousands)
Net cash provided by operating activities	$27,773	$—	$612	$18,061	$—	$—	$9,100
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(16,175)	—	—	(12,358)	—	—	(3,817)
Proceeds from sale of property, plant and equipment	105	—	—	105	—	—	—
Purchases of other intangibles	(1,575)	—	—	(1,575)	—	—	—

Net cash used in investing activities	(17,645)	—	—	(13,828)	—	—	(3,817)
Net cash flows from financing activities:
Payments on long-term debt	(312)	—	—	(312)	—	—	—
Exercise of stock options for common and preferred stock	541	—	541	—	—	—	—

Net cash provided by (used in) financing activities:	229	—	541	(312)	—	—	—

Effect of exchange rate changes on cash and cash equivalents	(1,950)	—	—	—	—	—	(1,950)

Net change in cash and cash equivalents	8,407	—	1,153	3,921	—	—	3,333
Cash and cash equivalents at beginning of period	119,063	—	10,407	49,446	—	—	59,210

Cash and cash equivalents at end of period	$127,470	$—	$11,560	$53,367	$—	$—	$62,543

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Six Months Ended June 28, 2003 (unaudited)

					AMI	AMI	Non-
			AMIS	AMI	Acquisition	Acquisition	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Semiconductor, Inc.	LLC	II LLC	Subsidiaries
				(In thousands)
Net cash provided by operating activities	$43,915	$—	$10	$27,854	$—	$—	$16,051
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(9,959)	—	—	(3,324)	—	—	(6,635)
Investment in subsidiaries	—	—	80,764	(80,764)	—	—	—

Net cash provided by (used in) investing activities	(9,959)	—	80,764	(84,088)	—	—	(6,635)
Net cash flows from financing activities:
Payments on long-term debt	(120,202)	—	—	(120,202)	—	—	—
Proceeds from issuance of Senior Subordinated Notes	200,000	—	—	200,000	—	—	—
Payments to settle derivatives	(788)	—	—	(788)	—	—	—
Debt issuance costs	(7,341)	—	—	(7,341)	—	—	—
Payments on long-term payables	(214)	—	—	(214)	—	—	—
Exercise of stock options for common and preferred stock	87	—	87	—	—	—	—
Redemption of Series C Preferred Stock	(80,764)	—	(80,764)	—	—	—	—

Net cash provided by (used in) financing activities:	(9,222)	—	(80,677)	71,455	—	—	—

Effect of exchange rate changes on cash and cash equivalents	2,189	—	—	—	—	—	2,189

Net change in cash and cash equivalents	26,923	—	97	15,221	—	—	11,605
Cash and cash equivalents at beginning of period	62,184	—	1,910	35,274	—	—	25,000

Cash and cash equivalents at end of period	$89,107	$—	$2,007	$50,495	$—	$—	$36,605

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Interim Unaudited Condensed Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. For example, the “Outlook” section below contains numerous forward-looking statements. Actual results could differ materially from those discussed below. See “Factors That May Affect Our Business and Future Results” for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the company” refer to AMIS Holdings, Inc. and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly owned subsidiary of the company.

Overview

     We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. We have organized our business into three operating segments: integrated mixed signal products, structured digital products and mixed signal foundry services. Integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. Structured digital products, which involve the conversion of higher cost programmable digital logic integrated circuits into lower cost digital custom integrated circuits, provide us with growth opportunities and digital design expertise which we use to support the design of system solutions for customers in our target markets. We also provide outsourced mixed signal foundry services for other semiconductor designers and manufacturers. Mixed signal foundry services provide us with an opportunity to further penetrate our target markets with our products and increase the utilization of our fabrication facilities.

     When evaluating our business, we generally look at financial measures such as revenue and operating income. We also use internal tracking measures, such as anticipated three year revenue from design wins and the capacity utilization of our fabrication facilities. This is a measure of the degree to which our manufacturing assets are being used, thus sharing the fixed costs of these items across multiple products. As capacity utilization increases, our facilities become more efficient, and as a result, our gross profit margin increases. However, if at some point our capacity utilization begins to decrease (as is normal during an industry downturn), then our gross margins could be negatively affected.

     In addition to these profit related measures, we also track how effectively we are utilizing our assets. Measurements include return on invested capital, days sales outstanding (DSO) and inventory turns.

Results of Operations

Three and six month periods ended June 26, 2004 compared to the three and six month periods ended June 28, 2003

Revenue

     Revenue increased 24.1% and 24.4% to $134.5 million and $262.8 million for the second quarter and first six months of 2004, respectively, from $108.4 million and $211.2 million in the second quarter and first six months of 2003, respectively. We increased the volume of products sold into the communications end market between these periods. However, we expect communications revenue to decline in the future, primarily due to the expiration of the take-or-pay agreement that had been in place with STMicroelectronics. We have also increased the volume of products sold in our target automotive, medical and industrial end markets.

     Integrated mixed signal products revenue increased 21.2% and 21.1% to $73.3 million and $142.0 million for the second quarter and the first six months of 2004, respectively, from $60.5 million and $117.3 million in the second quarter and first six months of 2003, respectively. The volume of products shipped to customers in the automotive, industrial and communications end markets increased substantially between these periods, reflecting improved market conditions.

     Structured digital products revenue increased 45.9% and 43.0% to $30.5 million and $58.5 million for the second quarter and first six months of 2004, respectively, from $20.9 million and $40.9 million in the second quarter and first six months of 2003, respectively. Increased volume of products shipped to the communications and military end markets, as well as revenue from our XPressArray™ products, helped to increase the structured digital products revenue for these periods.

     Mixed signal foundry services revenue increased 13.7% and 17.5% to $30.7 million and $62.3 million in the second quarter and first six months of 2004, respectively, from $27.0 million and $53.0 million in the second quarter and first six months of 2003, respectively. This growth comes from further penetration in end markets such as automotive, medical, computing and consumer. Revenue increases year over year in the first six months of 2004 from the STMicroelectronics take-or-pay contract also contributed to this growth in products sold in the communications end market. Revenue from STMicroelectronics was approximately $8.1 million and $17.6 million in the second quarter and first six months of 2004, respectively, compared with $8.6 million and $16.7 million in the second quarter and first six months of 2003, respectively. This take-or-pay contract expired in June 2004. During the second half of 2004, we are expecting to ship a lower volume of products to STMicroelectronics than we did in the first half of the year.

     The following table represents our regional revenue for the second quarter and first six months of 2004 compared with the second quarter and first six months of 2003:

	Three Months Ended:		Six Months Ended:
	June 26, 2004	June 28, 2003	June 26, 2004	June 28, 2003
North America	43.3%	39.0%	42.2%	40.1%
Europe	41.8%	41.9%	41.8%	41.7%
Asia	14.9%	19.1%	16.0%	18.2%

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

     Gross profit increased to $63.0 million, or 46.8% as a percentage of revenue, in the second quarter of 2004 from $47.4 million, or 43.7% as a percentage of revenue, in the second quarter of 2003. Gross profit was $121.8 million, or 46.3% as a percentage of revenue, in the first six months of 2004 compared with $89.8 million, or 42.5% as a percentage of revenue, in the first six months of 2003. These increases in gross profit are a result of our increased revenue level in addition to our fab capacity utilization improvement and a favorable shift in the product mix between the periods.

Operating Expenses

     Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development activities. Research and development expenses were $18.8 million, or 14.0% of revenue, in the second quarter of 2004, compared with $16.9 million, or 15.6% of revenue, in the second quarter of 2003. These expenses were $38.4 million, or 14.6% of revenue, in the first six months of 2004, compared with $34.9 million, or 16.5% of revenue, in the first six months of 2003. These increases are primarily attributable to expenses related to design activity and the associated non-customer funded development expenses.

     Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses were $10.9 million, or 8.1% of revenue, in the second quarter of 2004, compared to $9.6 million, or 8.8% of revenue, for the second quarter 2003. These expenses were $21.3 million, or 8.1% of revenue, in the first six months of 2004, compared to $18.1 million, or 8.6% of revenue, for the first six months of 2003. These increases are primarily due to sales commissions associated with higher revenue levels.

     General and administrative expenses consist primarily of salaries of our administrative staff, amortization of intangibles and professional and advisory fees for various consulting projects. General and administrative expenses were $8.2 million, or 6.1% of revenue, in the second quarter of 2004, compared to $7.7 million, or 7.1% of revenue, for the second quarter 2003. These expenses were $14.7 million, or 5.6% of revenue, in the first six months of 2004, compared to $13.6 million, or 6.4% of revenue, for the first six months of 2003. These increases in general and administrative expenses are primarily due to a one-time expense of $0.9 million related to the termination of a consulting agreement with our prior chief financial officer which was recorded in the second quarter of 2004 and professional fees associated with various consulting projects, partially offset by a decrease in amortization related to the non-competition agreement that was entered into with our former parent at the time of the recapitalization in December 2000 and which was written off in June 2003.

Impairment Charge

     In the second quarter of 2003, we recorded a non-cash impairment charge of $20.0 million related to the write-off of the unamortized balance of an intangible asset that had no remaining value. We entered into a non-competition agreement with Nippon Mining and its subsidiary (our former parent company) in connection with our December 21, 2000 recapitalization. According to this agreement, each of Nippon Mining and our former parent company agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In our quarterly review of the carrying value of intangible assets, we reached a determination that the carrying value of the non-competition agreement had been impaired based primarily on a change in Nippon Mining’s and our former parent company’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, we released Nippon Mining and our former parent company from the non-competition agreement and we expensed the $20.0 million remaining unamortized balance of the agreement as of the effective date.

Operating Income (Loss)

     Operating income was $25.2 million or 18.7% of revenue for the second quarter of 2004 compared with an operating loss of $6.7 million or 6.2% of revenue for the second quarter of 2003. Operating income was $47.4 million or 18.0% of revenue for the first six months of 2004, compared with $3.2 million or 1.5% of revenue for the first six months of 2003. The primary factors affecting operating income have been discussed above and include improved revenue levels, improved utilization of our fabrication facilities, operational efficiency gains in 2004 and the write-off of the unamortized balance of an intangible asset that had no remaining value in June 2003.

     Integrated mixed signal products operating income was $13.0 million or 17.7% of revenue in the second quarter of 2004, compared with $6.6 million or 10.9% of revenue in the second quarter of 2003. Operating income for this segment was $25.8 million or 18.2% of revenue in the first six months of 2004, compared with $10.4 million or 8.9% of revenue in the first six months of 2003. These increases are attributable to increased revenue, including an increase in customer funded development projects, as well as improved utilization of our fabrication facilities.

     Structured digital products operating income was $5.9 million or 19.3% of revenue in the second quarter of 2004, compared with $2.3 million or 11.0% of revenue in the second quarter of 2003. Structured digital products operating income was $10.1 million or 17.3% of revenue in the first six months of 2004, compared with $4.3 million or 10.3% of revenue in the first six months of 2003. These increases are attributable to increased revenue and an improvement in the product mix toward higher gross margin communications and military products, as well as improved utilization of our fabrication facilities.

     Mixed signal foundry services operating income was $6.3 million or 20.5% of revenue in the second quarter of 2004, compared with $4.4 million or 16.3% of revenue in the second quarter of 2003. Operating income in this segment was $11.5 million or 18.5% of revenue in the first six months of 2004, compared with $8.5 million or 16.0% of revenue in the first six months of 2003. These increases are attributable to increased revenue, improved utilization of our fabrication facilities and resulting higher margins.

Interest Income

     Interest income was $0.4 million and $0.8 million for the second quarter and first six months of 2004, respectively, compared with $0.4 million and $0.8 million for the second quarter and first six months of 2003, respectively. The level of our cash balances and the interest rates available in the market place affect interest income. While our cash balances increased between the periods, the interest rates decreased, which caused our interest income to remain constant between these periods.

Interest Expense

     Interest expense was $5.1 million and $9.9 million for the second quarter and first six months of 2004, respectively, compared to $6.5 million and $11.7 million for the second quarter and first six months of 2003, respectively. The lower interest expense was primarily attributable to the decreased level of high yield debt associated with the $70 million of senior subordinated notes redeemed in November 2003 and the associated refinancing of this debt at lower interest rates.

Income Taxes

     Income tax expense was $4.9 million for the second quarter of 2004, compared with a benefit of $6.2 million for the second quarter of 2003. Income tax expense was $8.8 million for the first six months of 2004, compared with a benefit of $6.7 million for the first six months of 2003. The effective tax rate was 24.1% and 23.3% in the second quarter and first six months of 2004, respectively, compared to a benefit rate of 45.9% and 54.9% for the second quarter and first six months of 2003, respectively. The reduction in effective tax rate in 2004 from the statutory rate is primarily the result of adjustments to the valuation allowance made in 2004 because of improved operating results in the U.S. We have a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. Based on the operating results for the second quarter of 2004 and our projections of taxable income for the remainder of 2004, we reversed approximately $1.6 million and $3.2 million of valuation allowance during the second quarter and first six months of 2004, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods. An increase in certain tax credits from 2003 to 2004 has also helped to reduce the overall effective tax rate. Finally, there are adjustments for permanent differences that caused the effective tax benefit rate to be higher in the 2003 periods because of the pre-tax losses in those periods, while similar adjustments in 2004 have the opposite effect on the effective tax expense rate because of positive pre-tax income in the 2004 periods.

     We operate in multiple tax jurisdictions. In the case of certain foreign jurisdictions, no provision for U.S. income taxes has been recorded on the income from those jurisdictions because we consider these amounts to be permanently invested in the foreign entities.

Backlog

     Our backlog was $129.4 million as of June 26, 2004 compared to backlog of $128.4 million as of December 31, 2003. Backlog is typically recorded only upon receipt of a written purchase order from a customer. Reported backlog represents products scheduled to be delivered within six months. Backlog is influenced by several factors including market demand, customer order patterns, changes in product lead times and pricing. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred the non-recurring engineering fee in full before production begins, they generally have given careful consideration to the orders they place, and generally do not cancel orders. However, there is no guarantee that backlog will ultimately be realized as revenue.

     Backlog should not be taken as an indicator of our anticipated revenue for any particular future period. Line items recorded in backlog may not result in revenue within six months for several reasons, including: (a) certain customer orders within backlog may not be able to be recognized as revenue within six months (i.e., we, for various reasons, may be unable to ship the product within the specified time frame promised); (b) certain customer order delivery dates may be delayed to a subsequent period by our customers; and (c) certain customer orders may even be cancelled at our customers’ request. These items have often been offset, and exceeded by, both (a) new customer orders that are booked subsequent to the backlog reporting date and delivered to the customer within six months and (b) customer orders with anticipated delivery dates outside six months and subsequently shipped sooner than originally anticipated. The amount of revenue recognized in excess of backlog during any six month period varies and depends greatly on overall capacity in the semiconductor industry and capacity in our manufacturing facilities. We routinely investigate backlog that is cancelled, pushed out for later delivery or accelerated for earlier delivery.

Outlook

     We expect third quarter revenues to be flat sequentially, due to the impact of lower STMicroelectronics revenue. We are expecting the STMicroelectronics revenue to be approximately $3.0 million in the third quarter and to stay near that level for the rest of the year. Excluding STMicroelectronics, our third quarter revenue is expected to be up two to three percent over second quarter. Integrated mixed signal products and structured digital products will lead our growth in the third quarter, offset by lower mixed signal foundry revenue. We anticipate that gross margins will increase 50 basis points sequentially as a result of improved mix. We expect operating margins will increase 50 basis points sequentially, as we expect research and development to return towards 15% of revenue offset by lower sequential marketing, selling, general and administrative expenses, as a result of the one-time expense of $0.9 million related to the termination of a consulting agreement with our prior chief financial officer recognized in the second quarter but not recurring in third quarter. We are focused on continually improving our manufacturing costs and on containing our operating expenses. Our net interest expense for the third quarter is expected to be approximately $4.8 million.

     We are projecting our effective income tax rate to increase to between 27% and 29% in the third quarter, due to jurisdictional profit shifts. Fully diluted earnings per share is expected to be approximately $0.18 for the third quarter.

     We continue to expect capital expenditures for 2004 to be approximately 7% of revenue for the year. Depreciation and amortization expense should be approximately $10.8 million in the third quarter.

Liquidity and Capital Resources

     Our principal cash requirements are to fund working capital needs, meet required debt payments, including debt service payments on the senior subordinated notes and the senior credit facilities as amended, complete planned maintenance of equipment and equip our fabrication facilities. We anticipate that operating cash flow, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures necessary to support capacity and technology improvements.

     As of June 26, 2004, we had total debt of $254.4 million, consisting of $130.0 million of senior subordinated notes and a $124.4 million term loan.

     We generated $27.8 million in cash from operating activities in the first six months of 2004, compared to $43.9 million in cash from operating activities in the first six months of 2003. This decrease was primarily due to changes in working capital items, including an increase in accounts receivable due to an increase in revenue and the timing of cash receipts and a decrease in accounts payable due to the timing of cash payments, offset by an increase in net income.

     Significant uses of cash can be divided into investing activities and financing activities. During the first six months of 2004 and 2003, we invested in capital equipment in the amounts of $16.2 million and $10.0 million, respectively. See “Capital Expenditures” below.

     During the first six months of 2004, we generated net cash from financing activities of $0.2 million from the issuance of common stock upon exercise of stock options offset by payments on long-term debt. During the first half of 2003, we used net cash from financing activities of $9.2 million. During the first half of 2003, we issued our senior subordinated notes for $200.0 million in cash, we paid $7.3 million for financing costs related to the senior subordinated notes and we repaid debt under our senior credit facilities of $120.2 million. We also redeemed all of our Series C Senior Preferred Stock outstanding for $80.8 million.

Capital Expenditures

     During the first six months of 2004, we spent $16.2 million for capital expenditures, compared with $10.0 million during the same period in 2003. Capital expenditures for 2004 have focused on expanding capacity in our U.S. eight-inch fabrication facility. Total capital expenditures for 2004 are expected to be approximately 7% of revenue for the year. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.

Restructuring and Impairment Charges

     Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2003, and EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” in 2001, senior management and the Board of Directors approved plans to restructure certain of our operations. All expenses associated with these plans were included as restructuring and impairment charges in the periods incurred.

     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees will replace these sales representative firms. In total, 32 employees, from various departments, were terminated as part of this program. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1.7 million, which includes $0.7 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of December 31, 2003, approximately $0.7 million of these termination costs were included in accrued expenses. As of June 26, 2004, all amounts related to this plan had been paid.

     The 2001 plan involved the closure of certain offices and the termination of certain management and other employees. As of December 31, 2003, and June 26, 2004, the remaining accrual for this plan, representing lease termination costs, of approximately $0.2 million, and $0.1 million, respectively, was included in accrued expenses on the accompanying balance sheets. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005.

     Following is a summary of the restructuring accrual relating to the 2003 and 2001 plans (in millions):

		Lease
	Severance	Termination
	Costs	Costs	Total
Balance at December 31, 2003	$0.7	$0.2	$0.9
Paid in 2004	(0.7)	(0.1)	(0.8)

Balance at June 26, 2004	$—	$0.1	$0.1

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

Inventories

     We initiate production of a majority of our semiconductors once we have received an order from a customer. Based on forecasted demand from specific customers, we may build a small finished goods inventory. As a result, we generally do not carry a significant inventory of finished goods. However, we purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We provide an allowance for inventories on hand that are in excess of six months of forecasted demand. Forecasted demand is determined based on historical sales or inventory usage, expected future sales or using backlog and other projections and the nature of the inventories. We also review other inventories for indicators of impairment and provide an allowance as deemed necessary. We also provide an allowance for obsolete inventory, which is written off at the time of disposal.

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

Income Taxes

     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount we determine is more likely than not to be realized, based on our analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve our estimates and, therefore, our deferred tax asset may not be ultimately realized in full. Under the “change of ownership” provisions of the Internal Revenue Code, utilization of our net operating loss carryforwards may be subject to an annual limitation.

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

Contractual Obligations and Contingent Liabilities and Commitments

     We have no off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. As of June 26, 2004, other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices, or similar instruments, there were no significant changes to our contractual obligations and contingent liabilities and commitments from those disclosed in our Annual Report on Form 10-K.

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

     During industry downturns or otherwise, we may need to record impairment or restructuring charges. In 2003 we recorded a $1.7 million in restructuring charges related to employee severance and the termination of relationships with certain sales representative firms. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.

     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. These significant rapid reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns.

A significant portion of our revenue comes from a relatively limited number of customers and devices.

     If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 350 customers in the first half of 2004, sales to our 14 largest customers represented 50.6% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 1,650 different products in the first half of 2004, the 86 top selling devices represented 50.1% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

     As a percentage of total revenue, our historical revenue outside of North America was approximately 58%, 59%, 44% and 17% in the first six months of 2004, and the years 2003, 2002 and 2001, respectively. We expect sales to customers located in Europe and Asia to comprise an increasing portion of our business. Our manufacturing operations are located in the United States and Belgium, our test facilities and outsourced primary packagers are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. International sales and operations are subject to a variety of risks, including:

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

     A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 36% of our revenue in both 2003 and the first half of 2004. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. During June of 2004, we entered into an exchange rate hedge in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

Our exposure to foreign labor laws due to our operational presence in Europe.

     We had 898 employees in Europe as of June 26, 2004, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

Risks Relating to Manufacturing

Our success depends on high utilization of our manufacturing capacity.

     An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. In addition, our agreement with STMicroelectronics terminated in June 2004 and utilization of our fabs could decline as a result. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. If we enter another downturn, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

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

We are dependent on successful outsourcing relationships.

     We have formed arrangements with other wafer fabrication foundries to supplement capacity and gain access to more advanced digital process technologies. If we experience problems with our foundry partners, we may face a shortage of finished products available for sale. We believe that in the future we will increasingly rely upon outsourced wafer manufacturing to supplement our capacity and technology. If any foundries with which we form an outsourcing arrangement, experience wafer yield problems or delivery delays, which are common in our industry, or are unable to produce silicon wafers that meet our specifications with acceptable yields, our operating results could be adversely affected.

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

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $16.2 million in the first half of 2004 and $10.0 million in the first half of 2003. These expenditures were used to expand capacity in our eight inch fabrication facility in 2004 and replace equipment and expand our test and design capabilities in both years. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional financing may not be available when needed or, if available, may not be available on satisfactory terms.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others.

     As of June 26, 2004, we held 76 U.S. patents and 101 foreign patents. We also had over 50 patent applications in progress. At the end of 2004, approximately 11% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

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

     In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of accidental spills or other sources of contamination, which could result in injury to the environment, personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example, we have recently received concurrence with a proposal to curtail pumping at one of our former manufacturing sites. An ongoing monitoring and reporting program is still required. If levels significantly change in the future additional remediation may be required. In addition, at some point in the future, we will have to formally close and remove the extraction wells and treatment system. The discovery of additional contamination at this site or other sites where we currently have or historically have had operations could result in material cleanup costs.

Risks Relating to Our Substantial Debt

Our substantial consolidated indebtedness could adversely affect our financial health and the value of your investment in our common stock.

     AMI Semiconductor, our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness, most of which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor’s capital stock. As of June 26, 2004, our long-term consolidated indebtedness was approximately $254.4 million and our total consolidated debt as a percentage of total capitalization was 52%. Subject to the restrictions in the senior credit facilities and the senior subordinated notes, we and our subsidiaries may incur certain additional indebtedness from time to time.

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

     As of June 26, 2004, affiliates of Francisco Partners, Citigroup Venture Capital Equity Partners, or CVC, and Nippon Mining together beneficially owned 52,399,753 shares, or approximately 63.3%, of our outstanding common stock. These stockholders are party to a shareholders’ agreement, pursuant to which these stockholders have the power to direct our affairs and will be able to determine the outcome of all matters required to be submitted to stockholders for approval, including the election of a majority of our directors, any merger, consolidation or sale of all or substantially all of our assets and amendment of our certificate of incorporation. Because a limited number of persons control us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.

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

     A substantial portion of our annual sales and operating costs are denominated in euros. Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of June 26, 2004, approximately 68% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 26, 2004 would cause a change in consolidated net assets of approximately $10 million. We have attempted to mitigate the impact of this exchange rate risk. During June 2004, we entered into a foreign exchange collar contract, which ensures conversion of €3.7 million at a rate of no less than $1.16 and no more than $1.1875 per €1.

     Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $0.4 million in interest expense.

     In January 2003, we issued $200.0 million of fixed rate 103/4% senior subordinated notes. As of June 26, 2004, $130.0 million of this issuance was outstanding. Because our interest rate is fixed, changes in market interest rates do not impact our interest expense.

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

     On February 10, 2004, we and the other named defendants in this case filed a motion to dismiss the complaint on the basis that it failed to state a cause of action. Ricoh opposed our motion and moved to amend its complaint to clarify the bases on which it was claiming that the patent infringement occurred. A hearing was held on April 6, 2004 and the judge subsequently denied our motion to dismiss. We filed our answer to the amended complaint on April 26, 2004. On July 7, 2004, the parties jointly filed a Stipulation and Proposed Order Dismissing Certain Claims, in which Ricoh agreed not to sue and to release the defendants for actions existing as of July 7, 2004 and arising solely as a result of the operation or use of prior or current versions of Synopsys design compiler products with regard to claims 1-12 and 18-20 of the patent in question, as well as from another Ricoh patent not currently alleged in the litigation. The defendants also agreed to dismiss their counterclaims relating to the same claims and release Ricoh from any causes of action relating to communications made by Ricoh to the defendants relating to the dismissed claims. The result was to narrow the focus of the current litigation more specifically to the methodologies used to design custom semiconductors using a computer-aided design process having the characteristics referenced in the surviving claims. Discovery in the case is on-going. Based on information available to us to date, our preliminary belief is that the asserted claims against us are without merit or, if meritorious, we will be indemnified (with respect to damages) for such claims by Synopsys, and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if

Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available.

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

Item 4: Submission of Matters to a Vote of Security Holders

     The Company’s Annual Shareholders’ Meeting was held in Salt Lake City, Utah on Thursday, June 10, 2004. The following matters were voted on at the meeting:

(i) The following nominees were elected to the Company’s Board of Directors to hold office for a term expiring in 2005: Dipanjan Deb: 64,060,256 shares voted for and 15,303,137 shares withheld; Christine King: 71,384,413 shares voted for and 7,978,980 shares withheld; S. Atiq Raza: 78,455,957 shares voted for and 907,436 shares withheld; David M. Rickey: 78,450,038 shares voted for and 913,355 shares withheld; Paul C. Schorr, IV: 64,060,256 shares voted for and 15,303,137 shares withheld; Colin L. Slade: 78,339,357 shares voted for and 1,024,036 shares withheld; David Stanton: 58,726,685 shares voted for and 20,636,708 shares withheld; James A. Urry: 64,066,362 shares voted for and 15,297,031 shares withheld and Gregory L. Williams: 78,341,957 shares voted for and 1,021,436 shares withheld. There were no broker non-votes on this matter.

(ii) The Company’s selection of Ernst & Young LLP as independent auditors for the fiscal year ending December 31, 2004 was ratified as follows: 77,742,155 shares voted for, 1,540,730 shares voted against and 80,508 shares abstained. There were no broker non-votes on this matter.

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

(b) Reports on Form 8-K

     On April 5, 2004, the Company filed a current report on Form 8-K which announced information regarding the 10b5-1 plans of several of the Company’s officers. A copy of the Company’s press release announcing the information regarding the 10b5-1 plans was attached and incorporated therein by reference.

     On April 26, 2004, the Company filed a current report on Form 8-K which announced that David Henry joined the Company as Chief Financial Officer. A copy of the Company’s press release announcing David Henry joining the Company as Chief Financial Officer was attached and incorporated therein by reference.

     On April 30, 2004, the Company filed a current report on Form 8-K which announced the Company’s financial results as of and for the three months ended March 27, 2004 and certain other information. A copy of the Company’s press release announcing the results and certain other information was attached and incorporated therein by reference.

     On April 30, 2004, the Company filed a current report on Form 8-K which announced the Company’s appointment of Atiq Raza to its Board of Directors. A copy of the Company’s press release announcing the Company’s appointment of Atiq Raza to its Board of Directors was attached and incorporated therein by reference.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

	By:	/s/ DAVID HENRY

Dated: July 30, 2004		David Henry
Senior Vice President and Chief Financial Officer