Form 10-Q
period 2004-09-25
AMIS HOLDINGS INC
filed 2004-11-05
CIK 1161963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
September 25, 2004

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

Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☐ No ☒

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 25, 2004

Common stock, $0.01 par value	83,100,794

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

iii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 25, 2004
	(unaudited)	December 31, 2003
	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$164,352	$119,063
Accounts receivable, net	85,986	73,585
Inventories	45,298	45,599
Deferred tax assets	10,021	8,987
Prepaid expenses and other current assets	20,988	20,777

Total current assets	326,645	268,011
Property, plant and equipment, net	196,955	205,909
Goodwill, net	1,211	1,211
Other intangibles, net	16,329	18,042
Deferred tax assets	32,563	38,627
Other long-term assets	15,718	18,288

Total assets	$589,421	$550,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,250	$1,250
Accounts payable	30,736	34,753
Accrued expenses	48,079	54,185
Income taxes payable	4,211	1,088

Total current liabilities	84,276	91,276
Long-term debt, less current portion	252,813	253,437
Other long-term liabilities	360	360

Total liabilities	337,449	345,073
Stockholders’ Equity:
Common stock	830	820
Additional paid-in capital	513,620	510,691
Accumulated deficit	(277,972)	(323,021)
Deferred stock-based compensation	(378)	(475)
Accumulated other comprehensive income	15,872	17,000

Total stockholders’ equity	251,972	205,015

Total liabilities and stockholders’ equity	$589,421	$550,088

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
		(In thousands, except per share data)
Revenue	$131,220	$117,421	$394,026	$328,644
Cost of revenue	67,749	65,880	208,748	187,319

	63,471	51,541	185,278	141,325
Operating expenses:
Research and development	19,495	17,491	57,844	52,363
Marketing and selling	11,086	9,580	32,390	27,685
General and administrative	7,000	5,809	21,719	19,427
Impairment charge	—	—	—	20,028
Nonrecurring charges	—	11,401	—	11,401

	37,581	44,281	111,953	130,904

Operating income	25,890	7,260	73,325	10,421
Other income (expense):
Interest income	535	332	1,295	1,114
Interest expense	(5,117)	(6,295)	(15,006)	(18,042)
Other income (expense), net	39	(1,596)	(567)	(5,997)

	(4,543)	(7,559)	(14,278)	(22,925)

Income (loss) before income taxes	21,347	(299)	59,047	(12,504)
Provision for (benefit from) income taxes	5,179	(1,970)	13,998	(8,704)

Net income (loss)	16,168	1,671	45,049	(3,800)
Preferred stock dividends	—	15,143	—	46,327

Net income (loss) attributable to common stockholders	$16,168	$(13,472)	$45,049	$(50,127)

Basic net income (loss) per common share	$0.20	$(0.28)	$0.55	$(1.06)

Diluted net income (loss) per common share	$0.19	$(0.28)	$0.52	$(1.06)

Weighted average number of shares used in calculating basic net income (loss) per common share	82,868	47,962	82,507	47,107

Weighted average number of shares used in calculating diluted net income (loss) per common share	86,379	47,962	86,360	47,107

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 25,	September 27,
	2004	2003
	(In thousands)
Cash flows from operating activities
Net income (loss)	$45,049	$(3,800)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	32,214	34,579
Amortization of deferred financing costs	940	933
Stock-based compensation expense	863	3,183
Write-off of deferred financing charges and loss on settlement of derivatives	—	5,876
Impairment of long-term asset	—	20,028
Deferred income taxes	4,929	(15,136)
Loss on disposition of property, plant and equipment	50	270
Income statement impact of change in value of derivatives	—	(24)
Interest on stockholder notes receivable	—	(250)
Changes in operating assets and liabilities:
Accounts receivable	(13,398)	(8,914)
Inventories	(257)	(2,369)
Prepaid expenses and other assets	1,081	8,203
Accounts payable	(3,501)	2,281
Accrued expenses	(2,212)	1,742

Net cash provided by operating activities	65,758	46,602
Cash flows from investing activities
Purchases of property, plant and equipment	(21,067)	(20,088)
Proceeds from sale of property, plant and equipment	105	—
Release of restricted cash	971	—
Purchases of other intangibles	(1,575)	(245)

Net cash used in investing activities	(21,566)	(20,333)
Cash flows from financing activities
Payments on long-term debt	(624)	(160,100)
Proceeds from issuance of senior subordinated notes	—	200,000
Proceeds from senior term loan	—	125,000
Issuance of common stock, net of offering costs	—	472,102
Payment to settle derivatives	—	(788)
Debt issuance costs	—	(11,201)
Payments on long-term payables	—	(214)
Proceeds from exercise of stock options	2,173	630
Redemption of preferred stock	—	(546,001)

Net cash provided by financing activities	1,549	79,428
Effect of exchange rate changes on cash and cash equivalents	(452)	3,290

Net increase in cash and cash equivalents	45,289	108,987
Cash and cash equivalents at beginning of period	119,063	62,184

Cash and cash equivalents at end of period	$164,352	$171,171

See accompanying notes.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 25, 2004

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

New Accounting Pronouncements

     The Company has reviewed all recently issued accounting standards that have not yet been adopted in order to determine their potential effect, if any, on the results of operations or financial position of the Company. Based on that review, the Company does not currently believe that any of these recent accounting pronouncements will have a significant effect on its current or future financial position, results of operations, cash flows or disclosures.

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

     The following table provides pro forma information for the three and nine month periods ended September 25, 2004 and September 27, 2003 that illustrates the net income (loss), net income (loss) attributable to common stockholders, and net income (loss) per common share as if the fair value method had been adopted under SFAS No. 123 (in thousands, except per share data).

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Net income (loss), as reported	$16,168	$1,671	$45,049	$(3,800)
Less: Stock-based compensation expense determined under the fair value method, net of related tax effects	(1,038)	(45)	(1,917)	(105)
Add: Stock-based compensation expense (reversal of) included in determination of net income (loss) as reported, net of related income tax effects	(57)	—	479	—

Pro forma net income (loss)	15,073	1,626	43,611	(3,905)
Preferred stock dividend, as reported	—	(15,143)	—	(46,327)

Pro forma net income (loss) attributable to common stockholders	$15,073	$(13,517)	$43,611	$(50,232)

Net income (loss) per common share:
Basic as reported	$0.20	$(0.28)	$0.55	$(1.06)
Diluted as reported	$0.19	$(0.28)	$0.52	$(1.06)
Pro forma basic	$0.18	$(0.28)	$0.53	$(1.07)
Pro forma diluted	$0.17	$(0.28)	$0.50	$(1.07)

Note 3: Inventories

     Inventories consist of the following (in thousands):

	September 25,	December 31,
	2004	2003
Raw materials	$4,645	$5,307
Work-in-process	28,163	27,213
Finished goods	12,490	13,079

	$45,298	$45,599

Note 4: Intangible Assets

     During the nine month period ended September 25, 2004, the Company acquired certain intangible assets for licenses relating to technologies used in the Company’s products for approximately $1,575,000. The costs of these intangible assets will be amortized over the three-year life of the licenses.

Note 5: Net Income (Loss) per Common Share

     Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share also includes the effect of common stock equivalents, consisting of stock options and warrants, if the effect of their inclusion is dilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands):

	Three Months Ended		Nine Months Ended
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
Numerator (Basic and Diluted):
Net income (loss) attributable to common stockholders	$16,168	$(13,472)	$45,049	$(50,127)
Denominator:
Weighted average shares outstanding-basic	82,868	47,962	82,507	47,107
Stock options and warrants (treasury stock method)	3,511	—	3,853	—

Weighted average shares outstanding-diluted	86,379	47,962	86,360	47,107

     Options to purchase 2,014,512 and 5,293,831 shares of common stock and warrants to purchase 4,603,032 and 13,787,883 shares of common stock were outstanding at September 25, 2004 and September 27, 2003, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

     For the nine months ended September 25, 2004, upon exercise of stock options, 914,765 shares of common stock were issued. Also during the nine months ended September 25, 2004, through the employee stock purchase plan, 145,191 shares of common stock were issued.

Note 6: Income Taxes

     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on management’s analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on the operating results for the first nine months of 2004 and management’s projections of taxable income for the remainder of 2004, during the three and nine month periods ended September 25, 2004, the Company reversed approximately $1,600,000 and $4,800,000 of the valuation allowance, respectively. Management’s analyses of future taxable income are subject to a wide range of variables, many of which involve estimates and, therefore, the Company’s deferred tax asset may not be ultimately realized in full.

Note 7: Long-Term Debt

     The Company and AMI Semiconductor, Inc. (AMIS) maintain senior secured credit facilities (the facilities) consisting of a term loan and a revolving credit facility. As of September 25, 2004, the balance of the term loan was $124,062,500 and no amount was drawn on the $90,000,000 revolving credit facility. The term loan requires a principal payment of $312,500, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on September 26, 2008. The interest rate on the term loan at September 25, 2004 was 4.14%. The revolving credit facility ($20,000,000 of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

     The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum senior leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement, as amended. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of September 25, 2004.

     On August 26, 2004 the Company and AMIS received lender consent to amend the facilities to permit the acquisition of the assets of Dspfactory Ltd.’s digital signal processing business and to acquire the equity interests of dspfactory, S.A. (see Note 14). The amendment also changed the facility’s annual capital expenditure limits.

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

Note 8: Financial Instruments

     As of September 25, 2004, the Company had a zero-cost foreign exchange collar contract, which ensures conversion of €3,900,000 in the fourth quarter of 2004 at a rate of no less than $1.24 and no more than $1.22 per €1, should the weighted averages of euro income translation fall outside of that range. At September 25, 2004, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.

Note 9: Comprehensive Income (Loss)

     Comprehensive income for the three and nine month periods ended September 25, 2004 was approximately $18,388,000 and $43,921,000, respectively. Gains (losses) of approximately $2,220,000 and $(1,128,000), respectively, related to changes in the cumulative translation adjustment.

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

Note 10: Restructuring and Impairment Charges

     During 2001, the Company entered into a non-competition agreement with Nippon Mining and its subsidiary (our former parent). According to this agreement, each of Nippon Mining and its subsidiary agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. During 2003, the Company reached a determination that the carrying value of the non-competition agreement had been impaired based primarily on a change in Nippon Mining’s and its subsidiary’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, the Company released Nippon Mining and its subsidiary from the non-competition agreement and expensed the $20,028,000 remaining unamortized balance of the agreement, which is included as an impairment charge for the nine months ended September 27, 2003 on the accompanying unaudited condensed consolidated statements of operations.

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

     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1,713,000, which included $653,000 related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of December 31, 2003, approximately $692,000 of these severance costs were not paid and were included in accrued expenses. As of September 25, 2004, all amounts related to this plan had been paid.

     The 2001 plan involved the closure of certain offices and the termination of certain management and other employees. As of December 31, 2003, and September 25, 2004, the remaining accrual for this plan, representing lease termination costs, of approximately $164,000, and $77,000, respectively, was included in accrued expenses on the accompanying condensed consolidated balance sheets. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005.

     Following is a summary of the restructuring accrual relating to the 2003 and 2001 plans (in thousands):

		Lease
	Severance	Termination
	Costs	Costs	Total
Balance at December 31, 2003	$692	$164	$856
Paid in 2004	(692)	(87)	(779)

Balance at September 25, 2004	$—	$77	$77

Note 11: Transactions with Related Parties

     In 2000, the Company entered into advisory agreements with affiliates of Citigroup Venture Capital Equity Partners, L.P. (CVC) and Francisco Partners, L.P. (Francisco Partners) (the Sponsors) pursuant to which the Sponsors may provide financial, advisory and consulting services to the Company. For the three and nine month periods ended September 27, 2003, expenses totaling approximately $500,000 and $1,500,000 were recorded related to these advisory agreements. During 2003, the Company entered into amendments to these advisory agreements whereby the annual advisory fees payable under these agreements ceased. Additionally, the amendments called for a one-time payment of $8,500,000 for investment banking and financial advisory services, which was paid in September 2003 and is included in nonrecurring charges in the accompanying statement of operations.

Note 12: Segment Reporting

     The Company has three reportable segments: Integrated Mixed Signal Products, Structured Digital Products and Mixed Signal Foundry Services. Each segment comprises product families with similar requirements for design, development and marketing.

     Information about segments (in thousands):

			Mixed
	Integrated	Structured	Signal
	Mixed Signal	Digital	Foundry	Total
Three months ended September 25, 2004
Net revenue from external customers	$74,289	$32,462	$24,469	$131,220
Segment operating income	14,286	7,585	4,019	25,890
Nine months ended September 25, 2004
Net revenue from external customers	216,284	90,951	86,791	394,026
Segment operating income	40,120	17,724	15,481	73,325
Three months ended September 27, 2003
Net revenue from external customers	61,848	24,795	30,778	117,421
Segment operating income	8,307	4,411	5,943	18,661
Nine months ended September 27, 2003
Net revenue from external customers	179,150	65,699	83,795	328,644
Segment operating income	18,739	8,658	14,453	41,850

     Reconciliation of segment information to consolidated financial statements (in thousands):

	Three months ended	Nine months ended
	September 27, 2003	September 27, 2003
Total operating income for reportable segments	$18,661	$41,850
Unallocated amounts:
Impairment charge	—	(20,028)
Nonrecurring charges	(11,401)	(11,401)

Operating income (loss)	$7,260	$10,421

Note 13: Restricted Cash

     Restricted cash is comprised of an escrow account, which was created to provide for the duties and obligations associated with an employment agreement between the Company and its Chief Executive Officer. Obligations in the amount of approximately $971,000 were fulfilled under this arrangement during the nine months ended September 25, 2004, and thus were released from the escrow account.

Note 14: Acquisitions

     On September 9, 2004, the Company entered into a definitive agreement to purchase substantially all of the assets and certain liabilities of Dspfactory Ltd., (“Dspfactory”) headquartered in Waterloo, Ontario, Canada. Dspfactory develops and markets ultra-miniature and ultra-low power digital signal processing solutions for audio devices targeting the medical and consumer markets. As part of the agreement, the Company will also acquire all of the common stock of Dspfactory’s wholly-owned subsidiary, dspfactory S.A., located in Neuchatel, Switzerland.

     Under the agreements, the Company will pay approximately $27,700,000 in cash, including fees and expenses, and 1,314,000 shares of common stock, subject to purchase price adjustments, with an additional $8,500,000 in common stock payable in whole or in part upon the achievement of certain revenue milestones in either 2005 or 2006. The acquisition is expected to be completed by the end of the fourth quarter of 2004.

Note 15: Subsequent Event

     On September 30, 2004, the Company entered into a restructuring plan involving the termination of approximately 80 employees in the United States and Europe, the closure of a design center in Twain Harte, California, the relocation of our Manila, Philippines test facility into a new larger facility and the consolidation of wafer sort operations currently located in our Pocatello, Idaho and Oudenaarde, Belgium facilities into that new facility. Restructuring charges of approximately $5,000,000 primarily for severance, are expected to be recorded in the fourth quarter of 2004. Total estimated charges under this plan are $10,000,000 to $12,000,000, with the remainder expected to be recorded in 2005. Completion of activities under this restructuring plan are expected by the end of the third quarter of 2005.

Note 16: Condensed Consolidating Financial Statements

     The term loan and the senior subordinated notes are each fully and unconditionally guaranteed by the Company and each existing domestic subsidiary and by each subsequently acquired or organized domestic subsidiary of AMIS. AMIS’ foreign subsidiaries do not provide these guarantees. Below are the Company’s unaudited condensed consolidating balance sheet as of September 25, 2004 and the audited condensed consolidating balance sheet as of December 31, 2003, and the unaudited condensed consolidating statements of operations for the three and nine months ended September 25, 2004 and September 27, 2003, and the unaudited condensed consolidating statements of cash flows for the nine months ended September 25, 2004 and September 27, 2003, reflecting the financial position, results of operations and cash flows of the guarantor and non-guarantor entities.

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

September 25, 2004 (unaudited)

							AMIS
			AMIS	AMI	AMI	AMI	Foreign	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition	Holdings,	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	II LLC	Inc.	Subsidiaries
				(In thousands)
Assets
Current assets:
Cash and cash equivalents	$164,352	$—	$13,594	$67,326	$—	$—	$—	$83,432
Accounts receivable, net	85,986	—	—	41,641	—	—	—	44,345
Intercompany accounts receivable	—	(17,249)	1,561	15,558	—	130	—	—
Inventories	45,298	(257)	—	25,304	—	—	—	20,251
Deferred tax assets	10,021	—	—	5,686	—	—	—	4,335
Prepaid expenses and other current assets	20,988	14	12	8,260	—	—	—	12,702

Total current assets	326,645	(17,492)	15,167	163,775	—	130	—	165,065
Property, plant and equipment, net	196,955	—	—	163,068	—	—	—	33,887
Investment in subsidiaries	—	(631,947)	322,717	167,658	134,121	7,451	—	—
Goodwill and other intangibles, net	17,540	—	—	10,753	—	—	—	6,787
Deferred tax assets	32,563	—	5,600	26,101	—	—	—	862
Other long-term assets	15,718	—	3,229	690	—	—	—	11,799

Total assets	$589,421	$(649,439)	$346,713	$532,045	$134,121	$7,581	$—	$218,400

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (continued)

							AMIS
				AMI	AMI	AMI	Foreign	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition	Holdings,	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	II LLC	Inc.	Subsidiaries
				(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,250	$—	$—	$1,250	$—	$—	$—	$—
Accounts payable	30,736	—	—	15,071	—	—	—	15,665
Accrued expenses	48,079	(241)	—	20,961	—	—	—	27,359
Intercompany accounts payable	—	(17,489)	95,036	(81,031)	1	1	—	3,482
Income taxes payable	4,211	—	(57)	(96)	—	8	—	4,356

Total current liabilities	84,276	(17,730)	94,979	(43,845)	1	9	—	50,862
Long-term debt, less current portion	252,813	—	—	252,813	—	—	—	—
Other long-term liabilities	360	—	—	360	—	—	—	—

Total liabilities	337,449	(17,730)	94,979	209,328	1	9	—	50,862
Stockholders’ Equity
Common stock	830	(3,717)	830	—	—	—	—	3,717
Additional paid-in capital	513,620	(387,954)	513,620	229,561	71,359	4,062	—	82,972
Retained earnings (accumulated deficit)	(277,972)	(194,702)	(278,210)	77,284	49,795	2,790	—	65,071
Deferred stock-based compensation	(378)	—	(378)	—	—	—	—	—
Accumulated other comprehensive income	15,872	(45,336)	15,872	15,872	12,966	720	—	15,778

Total stockholders’ equity	251,972	(631,709)	251,734	322,717	134,120	7,572	—	167,538

Total liabilities and stockholders’ equity	$589,421	$(649,439)	$346,713	$532,045	$134,121	$7,581	$—	$218,400

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet

December 31, 2003

				AMI	AMI	AMI	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries
			(In thousands)
Assets
Current assets:
Cash and cash equivalents	$119,063	$—	$10,407	$49,446	$—	$—	$59,210
Accounts receivable, net	73,585	—	—	33,474	—	—	40,111
Intercompany accounts receivable	—	(16,150)	696	13,420	—	118	1,916
Inventories	45,599	—	—	23,860	—	—	21,739
Deferred tax assets	8,987	—	—	4,163	—	—	4,824
Prepaid expenses and other current assets	20,777	(51)	—	9,687	—	—	11,141

Total current assets	268,011	(16,201)	11,103	134,050	—	118	138,941
Property, plant and equipment, net	205,909	—	—	168,322	—	—	37,587
Investment in subsidiaries	—	(542,701)	278,619	144,505	113,283	6,294	—
Goodwill and other intangibles, net	19,253	—	—	11,952	—	—	7,301
Deferred tax assets	38,627	—	5,534	33,737	—	—	(644)
Other long-term assets	18,288	—	4,200	685		—	13,403

Total assets	$550,088	$(558,902)	$299,456	$493,251	$113,283	$6,412	$196,588

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Balance Sheet (continued)

				AMI	AMI	AMI	Non-
			AMIS	Semiconductor,	Acquisition	Acquisition II	Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	LLC	Subsidiaries
	(In thousands)
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,250	$—	$—	$1,250	$—	$—	$—
Accounts payable	34,753	—	—	14,752	—	—	20,001
Accrued expenses	54,185	(270)	—	23,336	—	—	31,119
Intercompany accounts payable	—	(16,171)	94,680	(78,509)	—	—	—
Income taxes payable	1,088	—	—	6	—	—	1,082

Total current liabilities	91,276	(16,441)	94,680	(39,165)	—	—	52,202
Long-term debt, less current portion	253,437	—	—	253,437	—	—	—
Other long-term liabilities	360	—	—	360	—	—	—

Total liabilities	345,073	(16,441)	94,680	214,632	—	—	52,202
Stockholders’ Equity
Common stock	820	(3,717)	820	—	—	—	3,717
Additional paid-in capital	510,691	(387,952)	510,691	229,561	71,357	4,062	82,972
Retained earnings (accumulated deficit)	(323,021)	(101,732)	(323,260)	32,058	27,838	1,566	40,509
Deferred stock-based compensation	(475)	—	(475)	—	—	—	—
Accumulated other comprehensive income	17,000	(49,060)	17,000	17,000	14,088	784	17,188

Total stockholders’ equity	205,015	(542,461)	204,776	278,619	113,283	6,412	144,386

Total liabilities and stockholders’ equity	$550,088	$(558,902)	$299,456	$493,251	$113,283	$6,412	$196,588

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Three Months Ended September 25, 2004 (unaudited)

							AMIS
			AMIS	AMI	AMI	AMI	Foreign	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition	Holdings,	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	II LLC	Inc.	Subsidiaries
				(In thousands)
Revenue	$131,220	$(17,766)	$—	$84,077	$—	$—	$—	$64,909
Cost of revenue	67,749	(16,054)	—	41,736	—	—	—	42,067

	63,471	(1,712)	—	42,341	—	—	—	22,842
Operating expenses:
Research and development	19,495	(706)	—	14,091	—	—	—	6,110
Marketing and selling	11,086	(961)	—	7,899	—	—	—	4,148
General and administrative	7,000	(48)	177	4,602	—	—	—	2,269

	37,581	(1,715)	177	26,592	—	—	—	12,527

Operating income (loss)	25,890	3	(177)	15,749	—	—	—	10,315
Other income (expense):
Interest income (expense), net	(4,582)	—	39	(4,944)	—	4	—	319
Other income (expense), net	39	(7)	—	(15)	—	1	—	60
Equity earnings in subsidiaries	—	(31,962)	16,254	8,055	7,250	403	—	—

	(4,543)	(31,969)	16,293	3,096	7,250	408	—	379

Income before income taxes	21,347	(31,966)	16,116	18,845	7,250	408	—	10,694
Provision (benefit) for income taxes	5,179	—	(56)	2,591	—	2	—	2,642

Net income	$16,168	$(31,966)	$16,172	$16,254	$7,250	$406	$—	$8,052

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Nine Months Ended September 25, 2004 (unaudited)

							AMIS
			AMIS	AMI	AMI	AMI	Foreign	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition	Holdings,	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	II LLC	Inc.	Subsidiaries
				(In thousands)
Revenue	$394,026	$(50,058)	$—	$243,043	$—	$—	$—	$201,041
Cost of revenue	208,748	(45,143)	—	123,851	—	—	—	130,040

	185,278	(4,915)	—	119,192	—	—	—	71,001
Operating expenses:
Research and development	57,844	(2,073)	—	40,431	—	—	—	19,486
Marketing and selling	32,390	(2,731)	—	22,307	—	—	—	12,814
General and administrative	21,719	(117)	369	14,630	—	—	—	6,837

	111,953	(4,921)	369	77,368	—	—	—	39,137

Operating income (loss)	73,325	6	(369)	41,824	—	—	—	31,864
Other income (expense):
Interest income (expense), net	(13,711)	—	71	(14,634)	—	11	—	841
Other income (expense), net	(567)	(7)	—	(505)	—	1	—	(56)
Equity earnings in subsidiaries	—	(92,969)	45,226	24,566	21,957	1,220	—	—

	(14,278)	(92,976)	45,297	9,427	21,957	1,232	—	785

Income before income taxes	59,047	(92,970)	44,928	51,251	21,957	1,232	—	32,649
Provision (benefit) for income taxes	13,998	—	(122)	6,025	—	8	—	8,087

Net income	$45,049	$(92,970)	$45,050	$45,226	$21,957	$1,224	$—	$24,562

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Three Months Ended September 27, 2003 (unaudited)

			AMIS	AMI		AMI	Non-
			Holdings,	Semiconductor,	AMI	Acquisition II	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Acquisition LLC	LLC	Subsidiaries
				(In thousands)
Revenue	$117,421	$(7,771)	$—	$72,200	$—	$—	$52,992
Cost of revenue	65,880	(6,746)	—	38,284	—	—	34,342

	51,541	(1,025)	—	33,916	—	—	18,650
Operating expenses:
Research and development	17,491	(636)	—	11,375	—	—	6,752
Marketing and selling	9,580	(437)	—	6,275	—	—	3,742
General and administrative	5,809	(25)	596	3,542	—	—	1,696
Nonrecurring charges	11,401	—	8,500	2,901	—	—	—

	44,281	(1,098)	9,096	24,093	—	—	12,190

Operating income (loss)	7,260	73	(9,096)	9,823	—	—	6,460
Other income (expense):
Interest income (expense), net	(5,963)	25	85	(6,216)	—	3	140
Other income (expense), net	(1,596)	(98)	—	(1,303)	2	—	(197)
Equity earnings in subsidiaries	—	(19,127)	6,847	6,211	5,750	319	—

	(7,559)	(19,200)	6,932	(1,308)	5,752	322	(57)

Income (loss) before income taxes	(299)	(19,127)	(2,164)	8,515	5,752	322	6,403
Provision (benefit) for income taxes	(1,970)	—	(3,835)	1,668	—	—	197

Net income (loss)	$1,671	$(19,127)	$1,671	$6,847	$5,752	$322	$6,206

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Operations

Nine Months Ended September 27, 2003 (unaudited)

			AMIS	AMI	AMI	AMI	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	II LLC	Subsidiaries
				(In thousands)
Revenue	$328,644	$(15,762)	$—	$195,968	$—	$—	$148,438
Cost of revenue	187,319	(11,717)	—	104,782	—	—	94,254

	141,325	(4,045)	—	91,186	—	—	54,184
Operating expenses:
Research and development	52,363	(1,298)	—	34,935	—	—	18,726
Marketing and selling	27,685	(2,913)	—	20,849	—	—	9,749
General and administrative	19,427	(25)	1,784	13,678	—	—	3,990
Restructuring, impairment and nonrecurring charges	31,429	—	8,500	22,929	—	—	—

	130,904	(4,236)	10,284	92,391	—	—	32,465

Operating income (loss)	10,421	191	(10,284)	(1,205)	—	—	21,719
Other income (expense):
Interest income (expense), net	(16,928)	8	260	(17,712)	—	10	506
Other income (expense), net	(5,997)	(199)	—	(6,024)	(1)	—	227
Equity earnings in subsidiaries	—	(38,074)	1,974	18,408	16,761	931	—

	(22,925)	(38,265)	2,234	(5,328)	16,760	941	733

Income (loss) before income taxes	(12,504)	(38,074)	(8,050)	(6,533)	16,760	941	22,452
Provision (benefit) for income taxes	(8,704)	—	(4,250)	(8,507)	—	—	4,053

Net income (loss)	$(3,800)	$(38,074)	$(3,800)	$1,974	$16,760	$941	$18,399

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 25, 2004 (unaudited)

							AMIS
			AMIS	AMI	AMI	AMI	Foreign	Non-
			Holdings,	Semiconductor,	Acquisition	Acquisition	Holdings,	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	LLC	II LLC	Inc.	Subsidiaries
				(In thousands)
Net cash provided by operating activities	$65,758	$—	$43	$35,725	$—	$—	$—	$29,990
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(21,067)	—	—	(15,751)	—	—	—	(5,316)
Proceeds from sale of property, plant and equipment	105	—	—	105	—	—	—	—
Release of restricted cash	971	—	971	—	—	—	—	—
Purchases of other intangibles	(1,575)	—	—	(1,575)	—	—	—	—

Net cash provided by (used in) investing activities	(21,566)	—	971	(17,221)	—	—	—	(5,316)
Net cash flows from financing activities:
Payments on long-term debt	(624)	—	—	(624)	—	—	—	—
Exercise of stock options for common and preferred stock	2,173	—	2,173	—	—	—	—	—

Net cash provided by (used in) financing activities:	1,549	—	2,173	(624)	—	—	—	—

Effect of exchange rate changes on cash and cash equivalents	(452)	—	—	—	—	—	—	(452)

Net change in cash and cash equivalents	45,289	—	3,187	17,880	—	—	—	24,222
Cash and cash equivalents at beginning of period	119,063	—	10,407	49,446	—	—	—	59,210

Cash and cash equivalents at end of period	$164,352	$—	$13,594	$67,326	$—	$—	$—	$83,432

AMIS Holdings, Inc. and Subsidiaries

Condensed Consolidating Statement of Cash Flows

Nine Months Ended September 27, 2003 (unaudited)

				AMI	AMI	AMI
			AMIS	Semiconductor,	Acquisition	Acquisition	Non-Guarantor
	Consolidated	Eliminations	Holdings, Inc.	Inc.	LLC	II LLC	Subsidiaries
				(In thousands)
Net cash flows provided by operating activities	$46,602	$—	$4,919	$22,046	$—	$—	$19,637
Net cash flows from investing activities:
Purchases of property, plant, and equipment	(20,088)	—	—	(10,149)	—	—	(9,939)
Acquisition of other intangibles	(245)	—	—	(245)	—	—	—
Investment in subsidiaries	—	—	80,764	(80,764)	—	—	—

Net cash provided by (used in) investing activities	(20,333)	—	80,764	(91,158)	—	—	(9,939)
Net cash flows from financing activities
Payments on long-term debt	(160,100)	—	—	(160,100)	—	—	—
Proceeds from issuance of Senior Subordinated Notes	200,000	—	—	200,000	—	—	—
Proceeds from Senior Term Loan	125,000	—	—	125,000	—	—	—
Issuance of common stock	472,102	—	472,102	—	—	—	—
Payment to settle derivatives	(788)	—	—	(788)	—	—	—
Debt issuance costs	(11,201)	—	—	(11,201)	—	—	—
Payments on long-term payables	(214)	—	—	(214)	—	—	—
Exercise of stock options for common and preferred stock	630	—	630	—	—	—	—
Redemption of preferred stock	(546,001)	—	(546,001)	—	—	—	—

Net cash provided by (used in) financing activities:	79,428	—	(73,269)	152,697	—	—	—

Effect of exchange rate changes on cash and cash equivalents	3,290	—	—	—	—	—	3,290

Net change in cash and cash equivalents	108,987	—	12,414	83,585	—	—	12,988
Cash and cash equivalents at beginning of period	62,184	—	1,910	35,274	—	—	25,000

Cash and cash equivalents at end of period	$171,171	$—	$14,324	$118,859	$—	$—	$37,988

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Unaudited Condensed Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. For example, the “Outlook” section below contains numerous forward-looking statements. Actual results could differ materially from those discussed below. See “Factors That May Affect Our Business and Future Results” for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the company” refer to AMIS Holdings, Inc. and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly owned subsidiary of the company.

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

     When evaluating our business, we generally look at financial measures such as revenue and operating income. We also use internal tracking measures, such as anticipated three year revenue from design wins and the capacity utilization of our fabrication facilities. This is a measure of the degree to which our manufacturing assets are being used, thus spreading the fixed costs of these items across multiple products. As capacity utilization increases, our facilities become more efficient, and as a result, our gross profit margin increases. When our capacity utilization decreases, our gross margins could potentially be adversely affected. Although our capacity utilization decreased in the third quarter of 2004, our gross margins increased due to improved product mix.

     In addition to these profit related measures, we also track how effectively we are managing our assets. Measurements include return on invested capital, days sales outstanding (DSO) and inventory turns.

Results of Operations

Three and nine month periods ended September 25, 2004 compared to the three and nine month periods ended September 27, 2003

Revenue

     Revenue increased 12% and 20% to $131.2 million and $394.0 million for the third quarter and first nine months of 2004, respectively, from $117.4 million and $328.6 million in the third quarter and first nine months of 2003, respectively. Revenues from our target automotive, medical and industrial end markets increased 16% and 18% for the three and nine month periods ended September 25, 2004, respectively, as compared to the three and nine month periods ended September 27, 2003, as a result of an increase in volume of products sold and an improvement in the product mix. We also increased the volume of products sold into the communications end market between these periods. However, we expect communications revenue to decline in the future, partially due to weakness in communications orders on a worldwide basis and to the expiration of the take-or-pay agreement that had been in place with STMicroelectronics.

     Integrated mixed signal products revenue increased 20% and 21% to $74.3 million and $216.3 million for the third quarter and the first nine months of 2004, respectively, from $61.8 million and $179.2 million in the third quarter and first nine months of 2003, respectively. The volume of products shipped to customers in the automotive, industrial and communications end markets increased substantially between these periods, reflecting improved market conditions overall.

     Structured digital products revenue increased 31% and 39% to $32.5 million and $91.0 million for the third quarter and first nine months of 2004, respectively, from $24.8 million and $65.7 million in the third quarter and first nine months of 2003, respectively. Increased volume of products shipped to the communications, industrial and computing end markets, as well as revenue from our XPressArray™ products, helped to increase the structured digital products revenue for these periods.

     Mixed signal foundry services revenue decreased 20% to $24.5 million in the third quarter of 2004 from $30.8 million in the third quarter of 2003, but increased 4% to $86.8 million in the first nine months of 2004 from $83.8 million in the first nine months of 2003. Revenue fluctuations are primarily due to changes in the level of revenue from the STMicroelectronics take-or-pay contract and a temporary decrease in the volume of products shipped to a major medical customer who is moving to a lean inventory model. Revenue from STMicroelectronics was approximately $3.6 million and $21.2 million in the third quarter and first nine months of 2004, respectively, compared with $7.6 million and $24.3 million in the third quarter and first nine months of 2003, respectively. This take-or-pay contract expired in June 2004. We expect any future revenue from STMicroelectronics to be minimal.

     The following table represents our regional revenue for the third quarter and first nine months of 2004 compared with the third quarter and first nine months of 2003:

	Three Months Ended:		Nine Months Ended:
	September 25,	September 27,	September 25,	September 27,
	2004	2003	2004	2003
North America	41.5%	43.0%	42.0%	41.2%
Europe	40.2%	39.3%	41.3%	40.8%
Asia	18.3%	17.7%	16.7%	18.0%

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

     Gross profit increased to $63.5 million, or 48.4%, in the third quarter of 2004 from $51.5 million, or 43.9%, in the third quarter of 2003. Gross profit was $185.3 million, or 47.0% as a percentage of revenue, in the first nine months of 2004 compared with $141.3 million, or 43.0% as a percentage of revenue, in the first nine months of 2003. These increases in gross profit are a result of our increased revenue level and a favorable shift in the product mix between the periods.

Operating Expenses

     Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development activities. Research and development expenses were $19.5 million, or 14.9% of revenue, in the third quarter of 2004, compared with $17.5 million, or 14.9% of revenue, in the third quarter of 2003. These expenses were $57.8 million, or 14.7% of revenue, in the first nine months of 2004, compared with $52.4 million, or 15.9% of revenue, in the first nine months of 2003. These increases are primarily attributable to expenses related to design activity and the associated internally funded development expenses.

     Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions for sales and marketing personnel and advertising and communication costs. Marketing and selling expenses were $11.1 million, or 8.4% of revenue, in the third quarter of 2004, compared to $9.6 million, or 8.2% of revenue, for the third quarter of 2003. These expenses were $32.4 million, or 8.2% of revenue, in the first nine months of 2004, compared to $27.7 million, or 8.4% of revenue, for the first nine months of 2003. These increases are primarily due to sales commissions associated with higher revenue levels.

     General and administrative expenses consist primarily of salaries of our administrative staff, amortization of intangibles and professional and advisory fees for various consulting projects. General and administrative expenses were $7.0 million, or 5.3% of revenue, in the third quarter of 2004, compared to $5.8 million, or 4.9% of revenue, for the third quarter of 2003. These expenses were $21.7 million, or 5.5% of revenue, in the first nine months of 2004, compared to $19.4 million, or 5.9% of revenue, for the first nine months of 2003. These increases in general and administrative expenses are primarily due to professional fees associated with various consulting projects, and for the nine months ended September 25, 2004, a one-time expense of $0.7 million related to the termination of a consulting agreement with a former executive officer. These increases were partially offset by a decrease in amortization related to the non-competition agreement that was entered into with Nippon Mining and its subsidiary at the time of our recapitalization in December 2000 and which was written off in June 2003.

Nonrecurring Charges

     In September 2003, we recorded nonrecurring charges of $11.4 million. This amount includes a one-time payment of $8.5 million associated with amendments to our advisory agreements with Francisco Partners and Citigroup Venture Capital Equity Partners, which also called for the termination of future scheduled annual fees payable under these advisory agreements, and compensation expense of $2.9 million related to the redemption of options to purchase our Series A and Series B Preferred Stock.

Impairment Charge

     In the second quarter of 2003, we recorded a non-cash impairment charge of $20.0 million related to the write-off of the unamortized balance of an intangible asset that had no remaining value. We entered into a non-competition agreement with Nippon Mining and its subsidiary (collectively “Nippon”) in connection with our December 21, 2000 recapitalization. According to this agreement, Nippon agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In our quarterly review of the carrying value of intangible assets, we reached a determination that the carrying value of the non-competition agreement had been impaired based primarily on a change in Nippon’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, we released Nippon from the non-competition agreement and we expensed the $20.0 million remaining unamortized balance of the agreement as of the effective date.

Operating Income (Loss)

     Operating income was $25.9 million or 19.7% of revenue for the third quarter of 2004 compared with operating income of $7.3 million or 6.2% of revenue for the third quarter of 2003. Operating income was $73.3 million or 18.6% of revenue for the first nine months of 2004, compared with $10.4 million or 3.2% of revenue for the first nine months of 2003. The primary factors affecting operating income have been discussed above and include improved revenue levels, operational efficiency gains in 2004, nonrecurring charges in 2003 including a one-time payment and amendments associated with our advisory agreements with Francisco Partners and Citigroup Venture Capital Equity Partners, the compensation expense related to the redemption of options to purchase our Series A and Series B Preferred Stock and the write-off of the unamortized balance of an intangible asset that had no remaining value in June 2003.

     Integrated mixed signal products operating income was $14.3 million or 19.2% of revenue in the third quarter of 2004, compared with $8.3 million or 13.4% of revenue in the third quarter of 2003. Operating income for this segment was $40.1 million or 18.5% of revenue in the first nine months of 2004, compared with $18.7 million or 10.4% of revenue in the first nine months of 2003. These increases are attributable to increased revenue and an improvement in the product mix toward higher gross margin products.

     Structured digital products operating income was $7.6 million or 23.4% of revenue in the third quarter of 2004, compared with $4.4 million or 17.7% of revenue in the third quarter of 2003. Structured digital products operating income was $17.7 million or 19.5% of revenue in the first nine months of 2004, compared with $8.7 million or 13.2% of revenue in the first nine months of 2003. These increases are attributable to increased revenue and an improvement in the product mix toward higher gross margin products.

     Mixed signal foundry services operating income was $4.0 million or 16.3% of revenue in the third quarter of 2004, compared with $5.9 million or 19.2% of revenue in the third quarter of 2003. Operating income in this segment was $15.5 million or 17.9% of revenue in the first nine months of 2004, compared with $14.5 million or 17.3% of revenue in the first nine months of 2003. The decrease in the third quarter of 2004 is driven primarily by lower revenues, as the shipments to STMicroelectronics during the quarter decreased substantially and we experienced a temporary decrease in shipments to a major medical customer who is moving to a lean inventory model. The increases in the first nine months of 2004 are attributable primarily to increased revenue levels.

Interest Income

     Interest income was $0.5 million and $1.3 million for the third quarter and first nine months of 2004, respectively, compared with $0.3 million and $1.1 million for the third quarter and first nine months of 2003, respectively. The level of our cash balances and the interest rates available in the marketplace affect interest income. Our average cash balances increased between the periods, which caused our interest income to increase slightly between these periods.

Interest Expense

     Interest expense was $5.1 million and $15.0 million for the third quarter and first nine months of 2004, respectively, compared to $6.3 million and $18.0 million for the third quarter and first nine months of 2003, respectively. The lower interest expense was primarily attributable to the decreased level of high yield debt associated with the $70 million of senior subordinated notes redeemed in November 2003.

Income Taxes

     Income tax expense was $5.2 million for the third quarter of 2004, compared with an income tax benefit of $2.0 million for the third quarter of 2003. Income tax expense was $14.0 million for the first nine months of 2004, compared with an income tax benefit of $8.7 million for the first nine months of 2003. The effective tax rate was 24.3% and 23.7% in the third quarter and first nine months of 2004, respectively. Our effective tax rate in 2004 is impacted by adjustments to the deferred tax valuation allowance because of improved operating results in the United States. We have a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. Based on the operating results for the third quarter and first nine months of 2004 and our projections of taxable income for the remainder of 2004, we reversed approximately $1.6 million and $4.8 million of valuation allowance during the third quarter and first nine months of 2004, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods. An increase in certain tax credits from 2003 to 2004 has also reduced the overall effective tax rate. Finally, adjustments for permanent differences favorably impacted our income tax expense recorded in the 2003 periods, while similar adjustments in 2004 have the opposite effect on our income tax expense.

     We operate in multiple tax jurisdictions. In the case of certain foreign jurisdictions, no provision for U.S. income taxes has been recorded on the income from those jurisdictions because we consider these amounts to be permanently invested in the foreign entities.

Backlog

     Our backlog was $103.2 million as of September 25, 2004 compared to backlog of $128.4 million as of December 31, 2003. Backlog as of December 31, 2003 is reflective of a comparatively stronger market environment than the current environment. Backlog is typically recorded only upon receipt of a written purchase order from a customer. Reported backlog represents products scheduled to be delivered within six months. Backlog is influenced by several factors including market demand, customer order patterns, changes in product lead times and pricing. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred the non-recurring engineering fee in full before production begins, they generally have given careful consideration to the orders they place, and generally do not cancel orders. However, there is no guarantee that backlog will ultimately be realized as revenue.

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

Outlook

     We expect our fourth quarter revenue to be down four to eight percent as compared to third quarter. Bookings slowed down in the third quarter due to weakness in the communications market impacting all of our businesses, a greater than expected decline in STMicroelectronics foundry orders and an inventory adjustment at certain of our integrated mixed-signal customers. Despite lower revenues, we anticipate gross margins and operating margins, excluding an anticipated restructuring charge and an in-process research and development charge in connection with the pending acquisition of Dspfactory Ltd., to each be roughly flat sequentially due to an improved product mix. We anticipate our effective tax rate to be between 24 percent and 26 percent in the fourth quarter. We continue to expect capital expenditures for the year to be approximately seven percent of annual revenues. Depreciation and amortization is expected to be about $10.8 million in the fourth quarter.

Liquidity and Capital Resources

     Our principal cash requirements are to fund working capital needs, meet required debt payments, including debt service payments on the senior subordinated notes and the senior credit facilities as amended, complete planned maintenance of equipment and equip our fabrication facilities. We anticipate that cash flow from operations, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures necessary to support capacity and technology improvements.

     As of September 25, 2004, we had total debt of $254.1 million, consisting of $130.0 million of senior subordinated notes and a $124.1 million term loan.

     We generated $65.8 million in cash from operating activities in the first nine months of 2004, compared to $46.6 million in cash from operating activities in the first nine months of 2003. This increase was primarily due to an improvement in our net income.

     Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first nine months of 2004 and 2003, we invested in capital equipment in the amounts of $21.1 million and $20.1 million, respectively. See “Capital Expenditures” below.

     During the first nine months of 2004, we generated net cash from financing activities of $1.5 million from the issuance of common stock upon exercise of stock options and the purchase of stock under our Employee Stock Purchase Plan offset by payments on long-term debt. During the first nine months of 2003, we generated net cash from financing activities of $79.4 million. During this period we raised $472.1 million, net of offering expenses paid as of September 27, 2003, through our initial public offering of 25,145,000 shares of common stock at a price to the public of $20 per share, issued the senior subordinated notes for $200.0 million in cash, entered into a senior term loan for $125.0 million, repaid $160.1 million on our previous term loan, paid $546.0 million to redeem our Series A, Series B and Series C Preferred Stock and paid $11.2 million in debt issuance costs related to the senior subordinated notes and the senior term loan.

Capital Expenditures

     During the first nine months of 2004, we spent $21.1 million for capital expenditures, compared with $20.1 million during the same period in 2003. Capital expenditures for 2004 have focused on expanding capacity in our U.S. eight-inch fabrication facility. Total capital expenditures for 2004 are expected to be approximately 7% of revenue for the year. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.

Restructuring and Impairment Charges

     During 2001, we entered into a non-competition agreement with Nippon Mining and its subsidiary (collectively “Nippon”). According to this agreement, Nippon agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. During 2003, we reached a determination that the carrying value of the non-competition agreement had been impaired based primarily on a change in Nippon’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, we released Nippon from the non-competition agreement and expensed the $20.0 million remaining unamortized balance of the agreement, which is included as an impairment charge for the nine months ended September 27, 2003 in our accompanying unaudited condensed consolidated statements of operations.

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

     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments, were terminated as part of this program. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1.7 million, which includes $0.7 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of December 31, 2003, approximately $0.7 million of these termination costs were included in accrued expenses. As of September 25, 2004, all amounts related to this plan had been paid.

     The 2001 plan involved the closure of certain offices and the termination of certain management and other employees. As of December 31, 2003, and September 25, 2004, the remaining accrual for this plan, representing lease termination costs, of approximately $0.2 million, and $0.1 million, respectively, was included in accrued expenses on the accompanying balance sheets. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005.

     Following is a summary of the restructuring accrual relating to the 2003 and 2001 plans (in millions):

		Lease
	Severance	Termination
	Costs	Costs	Total
Balance at December 31, 2003	$0.7	$0.2	$0.9
Paid in 2004	(0.7)	(0.1)	(0.8)

Balance at September 25, 2004	$—	$0.1	$0.1

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

Inventories

     We initiate production of a majority of our semiconductors once we have received an order from a customer. Based on forecasted demand from specific customers, we may build a small finished goods inventory. As a result, we generally do not carry a significant inventory of finished goods. However, we purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We provide an allowance for inventories on hand that are in excess of forecasted demand. Forecasted demand is determined based on historical sales or inventory usage, expected future sales or using backlog and other projections and the nature of the inventories. We also review other inventories for indicators of impairment and provide an allowance as deemed necessary. We also provide an allowance for obsolete inventory, which is written off at the time of disposal.

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

     Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test requires judgment and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized, including the magnitude of any such charge. To assist in the process of determining goodwill impairment, we may obtain appraisals from independent valuation firms. In addition to the use of independent valuation firms, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons of recent transactions. These approaches use significant estimates and assumptions including the amount and timing of projected future cash flows, discount rates reflecting the risk inherent in the future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to these comparables.

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

Contractual Obligations and Contingent Liabilities and Commitments

     We have no off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. As of September 25, 2004, other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices, or similar instruments, there were no significant changes to our contractual obligations and contingent liabilities and commitments from those disclosed in our Annual Report on Form 10-K.

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

     The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was impacted by this downturn. Our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. Bookings and backlog decreased during the third quarter of 2004, as compared to the second quarter of 2004. We cannot predict how long the current soft bookings environment will persist or to what extent business conditions will change in the future.

     During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. In 2003 we recorded $1.7 million in restructuring charges related to employee severance and the termination of relationships with certain sales representative firms. We plan to eliminate approximately 80 employee positions during the fourth quarter of 2004. During 2005 we plan to relocate our test operations to a new larger facility in the Philippines and to transfer our wafer sort operations in Pocatello, Idaho and Oudenaarde, Belgium to that new facility. These changes will result in additional restructuring charges in 2004 and 2005 which are expected to total approximately $10-$12 million. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.

     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. In addition, we experienced a decrease in orders in the third quarter of 2004 due to general declines in the industry and an inventory policy change with one of our major medical customers. Significant rapid reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy.

A significant portion of our revenue comes from a relatively limited number of customers and devices.

     If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 400 customers in the first nine months of 2004, sales to our 15 largest customers represented 51.0% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,000 different products in the first nine months of 2004, the 93 top selling devices represented 50.1% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

     Many of these factors are outside of our control. In addition, in recent years, many participants in the industry have substantially expanded their manufacturing capacity. If overall demand for semiconductors should decrease, this increased capacity could result in substantial pricing pressure, which could adversely affect our operating results. Because our products are typically designed for a specific customer and are not commodity products, we did not decrease our prices as significantly as many other companies in the semiconductor industry to try to maintain or increase customer orders during the downturn in the semiconductor industry from 2000 through 2003, nor have we changed our pricing significantly since then. However, we cannot assure you that we will not face increased pricing pressure in the future.

We may incur costs to engage in future acquisitions of companies or technologies and the anticipated benefits of those acquisitions may never be realized.

     In June 2002 we completed our acquisition of the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics NV and in September 2002 we purchased the Micro Power Products Division of Microsemi Corporation. In September 2004 we announced our intention to acquire substantially all of the assets of Dspfactory Ltd., however, this acquisition may not ever close and we may never realize the benefits of this acquisition. We may in the future make additional acquisitions of complementary companies or technologies. The Dspfactory acquisition as well as any future acquisitions would be accompanied by risks, including the following:

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

     As a percentage of total revenue, our revenue outside of North America was approximately 58%, 59%, 44% and 17% in the first nine months of 2004, and the years 2003, 2002 and 2001, respectively. Our manufacturing operations are located in the United States and Belgium, our test facilities and outsourced primary packagers are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. International sales and operations are subject to a variety of risks, including:

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

     A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 35% of our revenue in the first nine months of 2004 and 36% of our revenue in 2003. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. In June 2004, we entered into an exchange rate hedge in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

Our exposure to foreign labor laws due to our operational presence in Europe.

     We had 906 employees in Europe as of September 25, 2004, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

Risks Relating to Manufacturing

Our success depends on efficient utilization of our manufacturing capacity.

     An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. In addition, our agreement with STMicroelectronics terminated in June 2004 and utilization of our fabs has declined as a result. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. In addition, our capacity utilization for the third quarter of 2004 declined from the previous two quarters. If this continues, or if we enter another downturn, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

We could be adversely affected by manufacturing interruptions or reduced yields.

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

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved.

     Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to published specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to obligations to replace the defective goods or refund the purchase price. Nevertheless, we have received claims in the past for other charges, such as for labor and other costs of replacing defective parts, lost profits and other damages. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

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

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $21.1 million in the first nine months of 2004 and $20.1 million in the first nine months of 2003. These expenditures were used to expand capacity in our eight inch fabrication facility in 2004 and replace equipment and expand our test and design capabilities in both years. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional financing may not be available when needed or, if available, may not be available on satisfactory terms.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others.

     As of September 25, 2004, we held 74 U.S. patents and 104 foreign patents. We also had over 55 patent applications in progress. At the end of 2004, approximately 8% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

     We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, by confidentiality agreements. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach.

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

     In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. As is typical in the semiconductor industry, we have from time to time received communications from third parties asserting rights under patents that cover certain of our technologies and alleging infringement of certain intellectual property rights of others. We analyze these claims as best we can given the information available and applicable legal principles. Recently, we have been in discussions with two companies who claim that certain of our products infringe a number of their patents relating to certain manufacturing processes. Our discussions to date have not resulted in a resolution of either matter. At this time, the overall validity or invalidity of the claims cannot be determined with any certainty and we cannot predict whether any litigation will ensue, or what the outcome of any such litigation might be. We expect to receive similar communications in the future. In the event that any third party had a valid claim against us or our customers, we could be required to:

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

     Increasingly stringent environmental regulations restrict the amount and types of pollutants that can be released into the environment from our operations. We have incurred and will in the future incur costs, including capital expenditures, to comply with these regulations. Significant regulatory changes or increased public attention to the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs or requiring changes in the way we make our products. For example, Belgium has enacted national legislation regulating emissions of greenhouse gases, such as carbon dioxide.

     In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of accidental spills or other sources of contamination, which could result in injury to the environment, personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example, we have recently received concurrence with a proposal to curtail pumping at one of our former manufacturing sites. Ongoing monitoring and reporting is still required. If levels significantly change in the future additional remediation may be required. In addition, at some point in the future, we will have to formally close and remove the extraction wells and treatment system. The discovery of additional contamination at this site or other sites where we currently have or historically have had operations could result in material cleanup costs.

Risks Relating to Our Substantial Debt

Our substantial consolidated indebtedness could adversely affect our financial health and the value of your investment in our common stock.

     AMI Semiconductor, our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness, most of which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor’s capital stock. As of September 25, 2004, our consolidated indebtedness was approximately $254.1 million and our total consolidated debt as a percentage of total capitalization was 50%. Subject to the restrictions in the senior credit facilities and the senior subordinated notes, we and our subsidiaries may incur certain additional indebtedness from time to time.

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

     We cannot assure you that the operating and financial restrictions and covenants in our debt instruments, including the senior credit facilities and the senior subordinated notes, will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The senior credit facility requires us to maintain certain financial ratios which become more restrictive over time. Our ability to comply with these ratios may be affected by events beyond our control. In 2002, 2003 and 2004, the lenders under our senior credit facility and we agreed to certain amendments, including changes to our financial covenants and restrictions on our capital expenditures. We also sought and obtained certain waivers and consents under our senior credit facilities. We may be required to seek waivers or consents in the future. We cannot be sure that these waivers or consents will be granted. A breach of any of the covenants or our inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default under the senior credit facilities, the lenders under our senior credit facilities will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, and require us to apply all of our available cash to repay these borrowings. If we are unable to repay any such borrowings when due, the lenders could proceed against their collateral, which consists of substantially all of our assets, including 65% of the outstanding stock of certain of our foreign subsidiaries. If the indebtedness under our senior credit facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

     The market price of the securities of technology companies has been especially volatile. Thus, the market price of our common stock may be subject to wide fluctuations. If our revenue does not meet securities analysts or investors expectations, or if operating or capital expenditures exceed our estimates and cannot be adjusted accordingly, or if some other event adversely affects us, the market price of our common stock could decline. In addition, if the market for semiconductor-related stocks or the stock market in general experiences a loss in investor confidence or otherwise falls, the market price of our common stock could fall for reasons unrelated to our business, results of operations or financial condition. The market price of our common stock also might decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us. In the past, companies that have experienced volatility in the market price of their stock have been the subject of securities class action litigation. If we were to become the subject of securities class action litigation, it could result in substantial costs and a diversion of management’s attention and resources.

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

     As of September 25, 2004, affiliates of Francisco Partners, Citigroup Venture Capital Equity Partners, or CVC, and Nippon Mining together beneficially owned 52,399,753 shares, or approximately 63.2%, of our outstanding common stock. These stockholders are party to a shareholders’ agreement, pursuant to which these stockholders have the power to direct our affairs and will be able to determine the outcome of all matters required to be submitted to stockholders for approval, including the election of a majority of our directors, any merger, consolidation or sale of all or substantially all of our assets and amendment of our certificate of incorporation. Because a limited number of persons control us, transactions could be difficult or impossible to complete without the support of those persons. It is possible that these persons will exercise control over us in a manner adverse to your interests.

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

     A substantial portion of our annual sales and operating costs are denominated in euros. Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of September 25, 2004, approximately 66% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies denominated in Euro and Japanese Yen. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 25, 2004 would cause a change in consolidated net assets of approximately $13 million. We have attempted to mitigate the impact of this exchange rate risk. During September 2004, we entered into a foreign exchange collar contract, which ensures conversion of €3.9 million at a rate of no less than $1.22 and no more than $1.24 per euro.

     Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $0.5 million in interest expense.

     In January 2003, we issued $200.0 million of fixed rate 10¾% senior subordinated notes. As of September 25, 2004, $130.0 million of this issuance was outstanding. Because our interest rate is fixed, changes in market interest rates do not impact our interest expense.

Item 4: Controls and Procedures

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

     On February 10, 2004, we and the other named defendants in this case filed a motion to dismiss the complaint on the basis that it failed to state a cause of action. Ricoh opposed our motion and moved to amend its complaint to clarify the bases on which it was claiming that the patent infringement occurred. A hearing was held on April 6, 2004 and the judge subsequently denied our motion to dismiss. We filed our answer to the amended complaint on April 26, 2004. On July 7, 2004, the parties jointly filed a Stipulation and Proposed Order Dismissing Certain Claims, in which Ricoh agreed not to sue and to release the defendants for actions existing as of July 7, 2004 and arising solely as a result of the operation or use of prior or current versions of Synopsys design compiler products with regard to claims 1-12 and 18-20 of the patent in question, as well as from another Ricoh patent not currently alleged in the litigation. The defendants also agreed to dismiss their counterclaims relating to the same claims and release Ricoh from any causes of action relating to communications made by Ricoh to the defendants relating to the dismissed claims. The result was to narrow the focus of the current litigation more specifically to the methodologies used to design custom semiconductors using a computer-aided design process having the characteristics referenced in the surviving claims. Discovery in the case is on-going and a claims construction hearing is scheduled for November 17, 2004. Based on information available to us to date, our preliminary belief is that the asserted claims against us are without merit or, if meritorious, we will be indemnified (with respect to damages) for such claims by Synopsys, and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available.

     In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. As is typical in the semiconductor industry, we have from time to time received communications from third parties asserting rights under patents that cover certain of our technologies and alleging infringement of certain intellectual property rights of others. We analyze these claims as best we can given the information available and applicable legal principles. Recently, we have been in discussions with two companies who claim that certain of our products infringe a number of their patents relating to certain manufacturing processes. Our discussions to date have not resulted in a resolution of either matter. At this time, the overall validity or invalidity of the claims cannot be determined with any certainty and we cannot predict whether any litigation will ensue, or what the outcome of any such litigation might be. We expect to receive similar communications in the future. In the event that any third party had a valid claim against us or our customers, we could be required to:

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

Item 2: Unregistered Sales of Equity Securities and Use of Proceeds

     See Item 3.02 of our Current Report on Form 8-K dated September 9, 2004 (filed September 14, 2004).

Item 3: Defaults Upon Senior Securities

     Not applicable.

Item 4: Submission of Matters to a Vote of Security Holders

     Not applicable.

Item 5: Other Information

     The Company’s independent auditor, Ernst & Young LLP (“E&Y”), has recently advised the Securities and Exchange Commission, the Public Company Accounting Oversight Board, and the Audit Committee of our Board of Directors that it has identified potential independence issues in connection with the performance of certain non-audit services for a number of its audit clients in Taiwan. As it relates to AMIS Holdings, Inc., these services involve performing certain non-audit work by E&Y’s Taiwan affiliate for an immaterial Taiwanese subsidiary of the Company. From November 2002 through June 2004, E&Y assisted our subsidiary in preparing and filing certain business and income tax returns and calculating certain monthly national health and labor insurance premiums. In connection with the performance of these services, E&Y’s Taiwan affiliate made payments on behalf of our Taiwanese subsidiary to the applicable Taiwanese tax authorities and insurance representatives totaling approximately $1,249 in 2002, $8,561 in 2003 and $3,774 in 2004. The payment of those taxes and insurance premiums involved handling of Company related funds, which is not permitted under SEC auditor independence rules. These actions by affiliates of E&Y have been discontinued. E&Y’s Taiwan affiliate received fees for these services of approximately $7,879 from November 2002 through June 2004.

     AMIS Holdings, Inc.’s Audit Committee and E&Y have discussed E&Y’s independence with respect to the Company in light of the foregoing facts. E&Y has informed the Audit Committee that it is unaware of any similar instance in which E&Y has held custody of Company funds. Both the Audit Committee and E&Y have considered the impact that the holding and paying of these funds may have had on E&Y’s independence with respect to the Company and each have independently concluded that there has been no impairment of E&Y’s independence. In making this determination, the Audit Committee considered the de minimus amount of funds involved, the ministerial nature of the actions, and that the revenue, operating profit and total assets of the subsidiary involved were not material to the consolidated financial statements of the Company.

Item 6: Exhibits

(a) Exhibits

2.1	Asset Purchase Agreement dated September 9, 2004 among AMI Semiconductor, Inc., Emma Mixed Signal C.V., AMI Semiconductor Canada Company, AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein.

2.2	Share Purchase Agreement dated September 9, 2004 among AMI Semiconductor Netherlands B.V., AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein.

10.1	Amendment No. 1, Consent and Waiver Agreement dated August 26, 2004, to the Amended and Restated Credit Agreement dated as of September 26, 2003, among AMI Semiconductor, Inc., AMIS Holdings, Inc., the lenders party thereto and Credit Suisse First Boston, as Administrative Agent and Collateral Agent.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.
	By:	/s/ DAVID HENRY
Dated: November 5, 2004		David Henry
Senior Vice President and Chief Financial Officer