Form 10-K
period 2004-12-31
AMIS HOLDINGS INC
filed 2005-03-11
CIK 1161963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2004
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 0-50397
AMIS Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	51-0309588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Buckskin Road Pocatello, ID	83201
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code
(208) 233-4690
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12 (g) of the Act:
Common stock, $0.01 par value
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2).     Yes ☑          No ☐
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold as of the last business day of the registrant’s most recently completed second fiscal quarter. $598,267,609.74
      The number of shares of the registrant’s common stock outstanding as of February 28, 2005 was 85,358,136.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s proxy statement relating to the registrant’s 2005 Annual Meeting of Stockholders to be held on or about June 2, 2005 are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include general economic and political uncertainty, conditions in the semiconductor industry, changes in the conditions affecting our target markets, manufacturing underutilization, fluctuations in customer demand, raw material costs, exchange rates, timing and success of new products, competitive conditions in the semiconductor industry risks associated with international operations, the other factors identified under “Factors that May Affect Our Business and Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
      We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. Integrated mixed signal semiconductor products are an essential part of any electronic system that interacts with the real world. Integrated mixed signal products interpret and manage analog inputs such as light, heat, pressure, power and radio waves so that these inputs can be processed by digital control circuitry and used to drive devices such as motor controllers or industrial switches or to communicate with an external system. Integrated mixed signal products combine analog and digital semiconductor functionality on a single integrated circuit to perform complex functions, such as monitoring human heart rates, as well as simpler tasks, such as determining air pressure in tire pressure gauges. We focus on developing our integrated mixed signal semiconductor products based on our customers’ specifications and requirements. We work closely with each customer to integrate their industry-specific requirements into a custom semiconductor product that they use to differentiate their products in the marketplace. We add value to our customers’ products by providing significant mixed signal design expertise, an extensive analog and mixed signal intellectual property portfolio and systems-level design expertise. We support our customers’ long product lifecycles and manufacturing requirements with our proven proprietary process technologies and our flexible manufacturing model.
      We are also a leader in providing low cost solutions for our customers who wish to convert the field programmable gate arrays, or FPGAs, in their systems to a structured digital solution. Customers often would like to obtain the higher performance and lower price of products customized for their system, but instead settle, at least initially, for higher priced FPGAs that enable faster time-to-market. Once these products reach production volumes, however, conversion to a custom product for the balance of the product life can reduce costs considerably while improving performance. We offer customers our proprietary architecture, processes and manufacturing expertise to enable higher performance and efficiency in the conversion process and the final structured digital product. We focus on conversion opportunities in the mid-range of volume requirements with intermediate degrees of design complexity.

      We are a holding company and conduct all our business operations through AMI Semiconductor, Inc., our wholly owned subsidiary, and its subsidiaries. We were incorporated in Delaware in 1988. Our headquarters are located in Pocatello, Idaho, and we have wafer fabrication facilities in Pocatello, Idaho and Oudenaarde, Belgium.
      Our predecessor company was founded in Santa Clara, California in 1966 as American Microsystems, Inc. to design and manufacture analog and mixed signal integrated circuits. American Microsystems was taken public in the late 1960s. In the 1980s, American Microsystems shifted its focus to the design and manufacture of mixed signal and digital custom integrated circuits and in 1985 American Microsystems entered the digital conversion ASIC business when it completed its first significant conversion project. Our predecessor was acquired by Gould Inc. in 1982, which in turn was acquired by a company now known as Nippon Mining Holdings Inc. (Nippon Mining) in 1988. Between 1988 and 2000 our predecessor operated at various times as a division of Nippon Mining and a subsidiary of GA-TEK, which was also a subsidiary of Nippon Mining. We refer to GA-TEK as our former parent. In 2000 the division was spun out into a subsidiary, and in December 2000 the subsidiary, Nippon Mining and new investors engaged in a recapitalization transaction pursuant to which the subsidiary was renamed AMI Semiconductor, Inc. and became our wholly owned subsidiary. In June 2002, we acquired the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics NV. We refer to this as the MSB acquisition. In November 2004, we acquired Dspfactory Ltd. (Dspfactory), a leader in ultra-low power digital signal processing technology for digital hearing aids and other low-power applications. We refer to this as the Dspfactory acquisition.
Products and Services
      Our products and services are organized into three reportable segments: integrated mixed signal products, structured digital products and mixed signal foundry services. Through these business units, we provide our customers building blocks to complement our customers’ intellectual property, provide manufacturing services for customer-designed silicon products and provide cost optimization platforms and products. See note 17 to the audited consolidated financial statements included elsewhere in this report for information by geographical area. Because we have significant foreign sales and operations and intend to expand our global presence, we are subject to political, economic and other risks we do not face in a domestic market.

Integrated Mixed Signal Products (56.2% of 2004 revenue)
      We design and manufacture complex, customer specific, integrated mixed signal products. Approximately 78% of our 2004 sales of our integrated mixed signal products are to customers in our target automotive, medical and industrial markets. We work closely with our customers throughout the design period, typically lasting from six to 24 months, thereby establishing long-term working relationships. Our integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. We focus on integrating the following building block interfaces to the real world:
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
      Communication Products. Low data rate wireless functionality enables digital messages to be sent over moderate distances using a low power connection. Low data rate solutions are widely used in the automotive, medical and industrial markets. These markets are not addressed by the relatively high cost, high power consumption, high data rate wireless products such as those used in wireless phones. Our products are optimized for low cost and low power and are used by industrial and automotive end market customers in applications such as wireless home security and keyless entry. We also offer wired communication products for such applications as in-vehicle control and industrial networking. Our acquisition of Dspfactory adds digital signal processing technology to our product offering. Our plan is to add this technology to our other building block technologies to support our customers in the medical and industrial markets.

Structured Digital Products (23.1% of 2004 revenue)
      To address the rising costs associated with digital semiconductor design and manufacturing, we work with customers to convert FPGAs, into highly cost-effective structured digital products. We have been an innovator in the digital conversion market since 1985 and have created many methodologies and software tools, including our proprietary NETRANS® software, that have enabled us to develop a leading position in this market. Our structured digital products are used in a wide variety of applications, including communications infrastructure, medical imaging, automotive, consumer and high-density disk storage, and can vary in complexity.
      While FPGAs offer greater flexibility and faster time-to-market since they can be configured by the customer on site rather than customized in a fab, our structured digital products offer lower per unit cost, higher levels of integration, greater processing speed and lower power consumption.
      Our XPressArraytm product platform became commercially available in 2003. In 2004, we launched the next generation of this conversion technology, XPressArraytm-II. Our XPressArraytm product platform allows our customers to convert FPGAs into cost-effective structured digital products with higher performance and efficiency using our proprietary architecture, design software, processes and manufacturing expertise. We have specifically focused our design efforts and intellectual property in the XPressArraytm product platform to enable rapid and accurate conversion from an FPGA to our product so that it will perform seamlessly in a system initially designed with an FPGA.
      We use Taiwan Semiconductor Manufacturing Company’s, or TSMCs 0.18 and 0.15 micron process technologies to manufacture elements common to each XPressArraytm product. Custom functionality is achieved using our internal, low-cost 0.35 micron and 0.25 micron technologies to create the final circuit connections through metalization. This unique hybrid manufacturing approach enables a product that has very fast time-to-market because of our flexible internal manufacturing capabilities and low cost due to being able to use significantly fewer expensive semiconductor photomasks when compared to a typical custom digital product. We believe our XPressArraytm product platform will provide our customers with significant reductions in development time and low engineering costs while decreasing their semiconductor unit costs considerably.

Mixed Signal Foundry Services (20.7% of 2004 revenue)
      We provide mixed signal semiconductor manufacturing services primarily to electronic systems manufacturers and semiconductor companies that have completed their own designs but do not have their own fabrication facilities or have otherwise chosen to outsource to us. In 2004, over 90% of our foundry services revenue came from the manufacture of mixed signal products. We focus on customers and target markets that leverage our mixed signal technology and manufacturing expertise. We specialize in serving customers with small to medium volume requirements, which larger foundries generally will not aggressively compete for. We utilize established process technologies, thereby reducing technology risk for our customers. Typical applications serviced by our mixed signal manufacturing business include implantable medical devices for cardiac rhythm management applications and sensing circuits for military and high voltage consumer and communications devices.
      We believe we are typically the sole-source provider of a particular device for our foundry customers. We also leverage our long-term relationships with foundry customers to sell them our integrated mixed signal products and design services and to expand our mixed signal and custom digital intellectual property portfolio.
Customers, Markets and Applications
      The following table sets forth our principal end markets, the percentage of revenue for 2004 in each end market and some specific applications for our products during 2004:

						Computing,
						Consumer
End Markets	Automotive	Industrial	Communications	Medical	Military	and Other

Percentage of revenue for 2004	25.9%	21.8%	19.6%	12.5%	7.1%	13.1%
Applications	Digital compass Engine management Headlight controls	Industrial networking Circuit protection Wireless security	Broadband analog Wireless base stations Switches Routers	Medical imaging Pacemakers Blood glucose Monitor Hearing aids	Cockpit displays Missile guidance Infrared imaging	Printers Power management Storage systems
      In 2004, 2003 and 2002, our 30 largest customers accounted for 69.7%, 63.6% and 61.2% of our revenue, respectively. In 2004, Hella, Alcatel and Siemens accounted for 6.7%, 6.5% and 5.6% of total revenues, respectively. In 2003, STMicroelectronics accounted for 7.8% of our revenue. No customer accounted for more than five percent of our revenues in 2002.
Sales, Marketing and Distribution
      We sell our products primarily through direct sales personnel and independent sales representatives. In 2004, approximately 97% of our sales were made to original equipment manufacturers or their electronic manufacturing service providers. Three percent of our 2004 sales were made to distributors. Contracts with our independent sales representatives and our distributors are usually terminable by either party on relatively short notice.
      We believe that maintaining a technically competent and highly focused group of direct sales personnel supported by independent sales representatives is the most efficient way to serve our current customers and to develop and expand our markets and customer base worldwide. Our direct sales organization includes regional sales managers, field application engineers and account managers. Our direct sales personnel are divided geographically throughout North America, Europe and the Asia Pacific region to provide localized technical support. We have strategically located our sales and technical support offices near concentrations of major customers. As of December 31, 2004, we had 63 direct sales personnel, of which 34 people covered North America, 25 covered Europe and 4 covered the Asia Pacific region.
      We use our independent sales representatives network to service primarily integrated mixed signal and structured digital products customers and distribute our products primarily in North America and the Asia Pacific region, and for a small percentage of our sales, in Europe. Our direct sales personnel support independent sales representatives by regularly calling on existing and prospective customers. Our mixed signal foundry services direct sales personnel call on the customer generally without use of the independent sales representatives. During 2004, 2003 and 2002 we derived approximately 39.3%, 50.5% and 68.4%, respectively, of our historical revenue from independent sales representatives. Independent sales representatives in North America do not offer other products that compete directly with our products.
      We maintain a dedicated marketing organization, which includes product marketing in our business units, strategic marketing, segment marketing and field applications engineers located in offices around the world, where they can be close to our customers’ locations.
      Generally, orders flow from the customer directly to us, or in the case of North America, also to one of our independent sales representatives. Our independent sales representatives do not normally carry any product inventory. Products are shipped from our warehouse in Manila, Philippines to our customers worldwide.
Research and Development
      Our historical expenditures for research and development for 2004, 2003 and 2002 were $77.2 million, $70.2 million and $52.1 million, respectively, representing 14.9%, 15.5% and 15.1% of revenue in each of the respective periods.
      We have centralized product and process development organizations. Our research and development efforts focus on design methodology, intellectual property and process technology for integrated mixed signal and structured digital products. We have continued to improve our manufacturing processes, design software and design libraries. We also work closely with our major customers in many research and development activities, including joint intellectual property development, to increase the likelihood that our products will be more easily designed into our customers’ products and consequently achieve rapid and lasting market acceptance. Areas of focus in intellectual property development include developing our library of microcontroller, motor control, data conversion, high voltage, wireless and low power building blocks.
Intellectual Property
      We rely on a combination of patent, copyright, maskwork rights, trademark and trade secret laws and contractual restrictions to establish the proprietary aspects of our business and technology across all three of our principal product and services groups. As of December 31, 2004, we held 79 U.S. patents and 103 foreign patents. We also had over 60 patent applications in progress. The patents are based primarily on circuit design and process techniques. Our patents have a typical duration of 20 years from application date. At the end of 2005, approximately 22% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents or that any issued patents will survive challenges to their validity. However, we believe that the loss of any one of our patents would not materially affect our business. We have licensed our design libraries and software to selected customers to design products that are then manufactured by us. We may also license technology from third parties to incorporate into our design libraries.
      As part of the MSB acquisition, we acquired a perpetual fully paid license from STMicroelectronics for certain Complimentary Metal Oxide Semiconductor, or CMOS, and Bipolar Complimentary Metal Oxide Semiconductor, or BiCMOS, mixed signal process technology down to 0.35 micron, as well as other intellectual property. CMOS and BiCMOS are two of the most common methods used to manufacture semiconductors. As part of the Dspfactory acquisition, we acquired 16 U.S. and foreign patents and 19 patent applications.
      The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. As is typical in the semiconductor industry, we have from time to time received communications from third parties asserting rights under patents that cover certain of our technologies and alleging infringement of certain intellectual property rights of others. In 2004, we had discussions with three companies who claim that certain of our products infringe some of their patents. At this time, these matters have not been resolved. We expect to receive similar communications in the future. In the event that any third party had a valid claim against us or our customers, we could be required to:

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
Manufacturing
      We typically initiate production of our products only after we receive orders from our customers. As a result, we generally do not carry significant levels of finished goods inventory. In 2004, however, we initiated production of certain products without customer orders in preparation for the transfer of our wafer sort operations from Oudenaarde, Belgium and Pocatello, Idaho to Manilia, Philippines, as well as buffer inventory to prepare for the relocation of our Manila facility to a new, larger building. As a result, we saw an increase in inventory levels in the fourth quarter of 2004 which will continue into 2005. Assuming that customers place orders for these products, we expect days of inventory to return to normal levels by the end of 2005.
      We manufacture wafers at our 5-inch fab and an 8-inch fab located in Pocatello, Idaho and our 4-inch fab and a 6-inch fab located in Oudenaarde, Belgium. Our wafer fabrication technology is based on CMOS, BiCMOS and high voltage processes.
      Our integrated mixed signal products customers and mixed signal foundry customers do not typically require us to maintain process technologies below 0.35 micron. As a result, our capital expenditure requirements are often less as a percentage of revenue as compared to purely digital semiconductor companies which invest in higher cost process technologies below 0.35 micron. We purchase 0.18 micron CMOS wafers that we use in our XpressArraytm product platform from TSMC. With the release of our XPressArraytm-II platform in late 2004, we expect to being purchasing 0.15 micron wafers from TSMC in volume in 2005. Our XPressArraytm products are only partially processed before they are returned to us and then completed with our own 0.35 micron or 0.25 micron process in our own fab. This process combination gives our XPressArraytm products 0.18 micron and 0.15 micron performance without incurring the capital expenditure needed to manufacture at these geometries. If such geometries become required for our integrated mixed signal products in the future, we intend to seek an external source for that technology.

      Fabricated wafers are transferred to packaging facilities. We perform wafer and packaged die testing at our facilities in Manila, Pocatello and Oudenaarde and we also use subcontractors. A significant portion of our testing is performed at our 85,600 square foot facility in Manila, which was established in 1980 and is equipped with a variety of testers and auto handling equipment that complement the variety of packages and circuits that we manufacture. We will be relocating into a new 129,000 square foot facility near Manila starting in the second quarter of 2005. We also outsource back-end packaging and testing to a number of subcontractors in Asia, including Amkor, ASE, STATSChipPac and AIT. The table below sets forth information with respect to our wafer fabrication facilities, products and technologies:

		Installed
		Annual
		Equipment		Wafer
Location	Products/ Functions	Capacity		Diameter

Pocatello	CMOS Wafers, 1 micron and above, 2 to 3 metal levels	170,000		5”
	CMOS Wafers, 0.6 micron to 1 micron, 2 to 3 metal levels	110,000		5”
Pocatello	CMOS Wafers, 0.35 micron to 0.8 micron, 2 to 5 metal levels	60,000	(1)	8”
Oudenaarde	BiCMOS Wafers, 1 micron, 2 metal levels	153,000		4”
Oudenaarde	BiCMOS Wafers, 0.35 micron to 1 micron, 2 to 5 metal levels	112,000	(2)	6”	(3)

(1)	By adding additional equipment, production capacity at our 8-inch fab could be increased to 225,000 wafers per year.

(2)	By adding additional equipment, production capacity at our 6-inch fab could be increased to 175,000 wafers per year.

(3)	The equipment at our 6-inch fab can be scaled to 8-inch wafers.
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
      Our manufacturing groups also go through stringent certifications to support our focus on our target markets of automotive, medical and industrial. These markets have very demanding requirements for quality and reliability. The following standards require third party auditing to receive certification. We were the first semiconductor company to independently certify to the MIL-PRF-38535 QML standard. In 2002 we became the first pure-play custom integrated circuit manufacturer to attain certification to the telecom TL9000 R3 standard. We became an ISO9000 certified company in 1994, received the QS9000 automotive certification in 1997, and a STACK supplier certification in 2000, and earned several government sponsored Quality Awards. Our current certification achievements include the ISO/ TS16949:2002 worldwide automotive standard and the ISO14001:1996 Environmental standard.
Backlog
      Backlog is typically recorded only upon receipt of a written purchase order from a customer. Reported backlog represents products scheduled to be delivered within six months. Backlog is influenced by several factors including market demand, pricing, customer order patterns and changes in product lead times. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred the non-recurring engineering fee in full before production begins, customers generally have given careful consideration to the orders they place, and generally do not cancel orders. However, there is no guarantee that backlog will ultimately be realized as revenue. Six-month backlog was $101.3 million as of December 31, 2004 and $128.4 million as of December 31, 2003.
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
Seasonality
      Generally, we are affected by the seasonal trends of the semiconductor and related electronics industries. However, we believe our revenues are less susceptible to seasonality than some other semiconductor companies because of a lower concentration of revenues in the communications, computing and consumer markets, which are generally considered to be more cyclical in nature than our target markets of automotive, medical and industrial. Typically, revenues are lower in the first and second quarters of the year, and higher in the third and fourth quarters. In 2004 however, the opposite occurred. Revenues were stronger in the first and second quarters, and weaker in the third and fourth quarters. The primary drivers for this were the expiration of the take-or-pay arrangement with STMicroelectronics in June 2004, and an industry-wide softening of demand which started during the second half of 2004. Thus, specific conditions in any given year, such as inventory corrections, increases and decreases in customer demand, new end-market product cycles or economic or political events can override seasonal trends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
      We compete in highly competitive markets. Although no one company competes with us in all of our product lines, we face significant competition for products in each of our three business areas from domestic, as well as international companies. Some of these companies have substantially greater financial, technical, marketing and management resources than we have.
      Our integrated mixed signal product competitors include larger diversified semiconductor suppliers, such as STMicroelectronics and Texas Instruments, and smaller end market focused suppliers, such as Elmos, Zarlink and Gennum. The principal markets we serve in this segment are automotive and industrial. In each of these markets, we believe we are the fourth-largest supplier of custom analog and mixed signal products.
      Altera and Xilinx are our principal competitors for our structured digital products where the primary business is conversion of FPGA’s into structured digital products. We believe we are the market leader in FPGA conversions. In addition, companies such as Maxim, Microchip, Linear Technology, LSI Logic and IBM have skills and base capabilities similar to ours but we do not generally compete with these companies on a direct basis.
      In providing mixed signal foundry services, we principally compete with the internal manufacturing capabilities of our customers. Our competitive position in foundry services is not critical to the success of our company. Our strategy in the mixed signal foundry segment is to offer our available manufacturing capacity to other companies who sell their products into our target markets of automotive, medical, and industrial. Our competitive position in the automotive and industrial markets is discussed above. In the medical market, we believe we are the largest supplier of custom analog and mixed signal products.
      In our integrated mixed signal products segment, we compete with other customer specific semiconductor solutions providers based on design experience, manufacturing capability, depth and quality of mixed signal intellectual property, the ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and sales and technical support personnel. In our structured digital products segment, we compete with programmable digital logic product suppliers on the basis of chip size, performance and production costs. Our ability to compete successfully depends on internal and external variables, both within and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends.
Employees
      Our worldwide workforce consisted of 2,578 employees (full- and part-time) as of December 31, 2004, of which 1,118 were located in North America, 883 were located in Europe and 577 were located in Asia. None of our employees in North America or Asia are represented by collective bargaining arrangements. We believe that our relations with our employees in North America and Asia are satisfactory. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. We believe that our relations with our unionized employees in Belgium are satisfactory.
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
      We are required pursuant to an order issued by the California Regional Water Quality Control Board to clean up trichloroethylene contaminated groundwater at our former manufacturing facility located in Santa Clara, California. We are currently monitoring the groundwater and, based on the results of our clean-up efforts to date, do not expect to be required to implement any other remedial measures. We estimate that the annual cost of operating the groundwater treatment system will be approximately $0.1 million in 2005 and $0.3 million in the aggregate in 2006 and 2007 and have a remaining accrual of approximately $0.4 million as of December 31, 2004 for this remediation project. Nippon Mining Holdings Inc. (formerly known as Japan Energy Corporation) and its subsidiary agreed to indemnify us for certain existing environmental exposures and to pay certain existing liabilities as part of our recapitalization in December 2000. However, there are no guarantees that Nippon Mining or the other indemnifying party will have the ability to fulfill their obligations in the future. Unexpected costs that we may incur with respect to environmental matters may result in additional loss contingencies.

Executive Officers
      The following table sets forth certain information with respect to our executive officers as of March 4, 2005.

Name	Age	Title

Executive Officers
Christine King	55	President and Chief Executive Officer
Walter Mattheus	57	Senior Vice President and Chief Operating Officer
David A. Henry	43	Senior Vice President and Chief Financial Officer
Jon Stoner	48	Senior Vice President and Chief Technology Officer
Charlie Lesko	46	Senior Vice President, Sales & Marketing
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
      Walter Mattheus, Senior Vice President and Chief Operating Officer. Mr. Mattheus joined us in June 2002 following the MSB acquisition as Chief Operating Officer, Managing Director of AMI Semiconductor Belgium BVBA and Managing Director of AMI Semiconductor Leasing BVBA. Mr. Mattheus began his career at Alcatel Microelectronics in June 1983. At Alcatel Microelectronics, Mr. Mattheus served as General Manager and Chief Operating Officer since 1995. Mr. Mattheus began his career with Bell Telephone Manufacturing Company which later became Alcatel Bell. Mr. Mattheus currently serves as a Director at the Chamber of Commerce of East-Flanders, Belgium. Mr. Mattheus holds a masters degree and a doctorate in electrical engineering from the University of Leuven.
      David A. Henry, Senior Vice President and Chief Financial Officer. Mr. Henry has served as our Chief Financial Officer since April 2004. Prior to joining our company, Mr. Henry worked for seven years at Fairchild Semiconductor International, Inc. where he was Vice President of Finance, Worldwide Operations from November 2002 until April 2004, and Vice President, Corporate Controller from March 1997 until November 2002. Prior to that, Mr. Henry worked for eight years at National Semiconductor Corporation, where he held various financial management positions. Mr. Henry holds an M.B.A. from Santa Clara University, and a B.S. in Business Administration from the University of California, Berkeley.
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
Available Information
      We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information we file at the SEC’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC also maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are available on the website maintained by the SEC at www.sec.gov.
      We make available, free of charge, through our investor relations page on our website, our reports on Form 10-K, 10-Q and 8-K, and amendments to those reports as soon as reasonably practicable after they are filed with the SEC. You can find this information on our web site at www.amis.com/investor — relations/.
      We also make available, free of charge, through our website, our Code of Ethics. To find a copy of our Code of Ethics, visit our website at www.amis.com/investor — relations/corporate — governance/.

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
      In Manila, the Philippines, we lease approximately 85,600 square feet of light manufacturing and warehouse space. Sort, test and administration functions are housed in this facility. In January 2005, we signed an agreement to lease a new 129,000 square foot facility near Manila. We will begin relocating to the new facility during the second quarter of 2005.
      We also lease space in many locations throughout the United States for regional sales offices, field design centers and remote engineering and development operations.
      Outside the United States, we lease space for regional offices in Canada, Europe and Asia. The leased space is for sales, marketing, administrative offices or design engineering and related support space.

ITEM 3.	LEGAL PROCEEDINGS
      We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the District of Delaware alleging infringement of a patent owned by Ricoh. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The case was transferred to the U.S. District Court for the Northern District of Delaware on August 29, 2003 and was subsequently transferred to the U.S. District Court for the Northern District of California. A claims construction hearing was completed on January 18, 2005, and we await the court’s ruling. The patents relate to certain methodologies for the automated design of custom semiconductors. The allegations are premised, at least in part, on the use of software we licensed from Synopsys. Synopsys has agreed to assume the sole and exclusive control of our defense relating to our use of the Synopsys software pursuant to the indemnity provisions of the Synopsys software license agreement, subject to the exceptions and limitations contained in the agreement. Synopsys will bear the cost of the defense as long as it is controlling the defense. However, it is possible that we may become aware of circumstances, or circumstances may develop, that result in our defense falling outside the scope of the indemnity provisions of the Synopsys software license agreement, in which case we would resume control of our defense and bear its cost, or share the cost of the defense with Synopsys and any other similarly situated parties. Based on information available to us to date, our belief is that the asserted claims against us are without merit or, if meritorious, that we will be indemnified (with respect to damages) for such claims by Synopsys and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available.
      From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our stockholders during the fourth quarter of 2004.
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

	High	Low

2005
First Quarter (from January 1, 2005 to February 28, 2005)	$16.45	$10.39
2004
Fourth Quarter (from September 26, 2004 to December 31, 2004)	$17.26	$12.90
Third Quarter (from June 27, 2004 to September 25, 2004)	$17.40	$11.01
Second Quarter (from March 28, 2004 to June 26, 2004)	$18.52	$14.25
First Quarter (from January 1, 2004 to March 27, 2004)	$20.20	$15.22
2003
Fourth Quarter (from September 28, 2003 to December 31, 2003)	$21.80	$16.42
Third Quarter (from September 24, 2003 to September 27, 2003)	$21.85	$19.37
      As of February 28, 2005 there were approximately 288 stockholders of record of our common stock.
      We did not repurchase any of our stock during the fourth quarter of 2004.
Dividend Policy
      We have never paid cash dividends on our common stock. We currently intend to retain earnings to finance future growth, and therefore do not anticipate paying cash dividends in the foreseeable future. Our senior credit facilities prohibit us from paying cash dividends on our equity securities, except in limited circumstances. See note 6 to our audited consolidated financial statements contained elsewhere in this report for a more complete description of limitations on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA
      The following selected historical financial data for the years ended December 31, 2004, 2003 and 2002 and as of December 31, 2004 and 2003 were derived from our consolidated financial statements included elsewhere in this annual report. The selected historical financial data for the years ended December 31, 2001 and 2000 and as of December 31, 2002, 2001 and 2000 were derived from our combined/ consolidated financial statements, which are not included in this annual report. When comparing the 2004 and 2003 consolidated financial position and operating results to prior periods, you should note that the initial public offering of our common stock and the issuance of our senior subordinated notes during 2003 had a significant impact on our financial position and operating results. When comparing the 2004, 2003 and 2002 consolidated financial position and operating results to prior periods, you should note that the MSB acquisition in June 2002 had a significant impact on our 2004, 2003 and 2002 financial position and operating results. Until our recapitalization on December 21, 2000, our activities were conducted as part of Nippon Mining Holdings Inc.’s (formerly Japan Energy Corporation) overall operations. As such, the combined/consolidated financial statements for 2000 contain various allocations for costs and expenses attributable to services provided by Nippon Mining Holdings Inc. Therefore, the combined/consolidated statement of operations may not be indicative of the results of operations that would have occurred if we had operated on a stand-alone basis. You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes and other financial information contained elsewhere in this annual report.

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In millions, except per share and percent information)
Consolidated Statement of Operations Data:
Revenue	$517.3	$454.2	$345.3	$326.5	$382.2
Gross profit	246.3	198.8	130.3	140.1	179.5
Net income (loss)	52.4	(0.4)	5.1	12.7	33.6
Net income (loss) attributable to common stockholders	$52.4	$(46.7)	$(57.4)	$(34.9)	$32.4
Basic net income (loss) per common share(1)	$0.63	$(0.84)	$(1.24)	$(0.76)	—

Fully diluted net income (loss) per common share(1)	$0.60	$(0.84)	$(1.24)	$(0.76)	—

Consolidated Balance Sheet Data (end of the period):
Cash	$161.7	$119.1	$62.2	$28.7	$20.1
Accounts receivable, net	78.6	73.6	66.0	36.2	50.9
Inventories	52.2	45.6	39.4	26.0	41.7
Total assets	643.2	550.1	502.5	384.3	427.6
Long-term liabilities	2.4	0.4	3.1	3.4	3.5
Long-term debt, including current portion(2)	253.5	254.7	160.1	173.3	175.0
Series A Senior Redeemable Preferred Stock	—	—	233.7	204.2	178.7
Series B Junior Redeemable Convertible Preferred Stock	—	—	190.5	164.9	143.0
Series C Senior Redeemable Preferred Stock	—	—	79.3	—	—
Total stockholders’ equity (deficit) and divisional equity(3)	286.1	205.0	(240.4)	(189.2)	(153.5)

	Years Ended December 31,

	2004	2003	2002	2001	2000

	(In millions, except per share and percent information)
Other Financial Data:
Gross profit margin	47.6%	43.8%	37.7%	42.9%	47.0%
Research and development	$77.2	$70.2	$52.1	$42.1	$35.4
Depreciation and amortization	$43.8	$44.8	$47.0	$44.1	$35.5
Capital expenditures	$32.4	$26.6	$22.0	$20.7	$52.0
Operating cash flow	$96.2	$70.7	$81.1	$42.6	$64.3

(1)	Loss per common share is not a meaningful measure for any periods presented other than the years ended December 31, 2004, 2003, 2002 and 2001 due to our capital structure discussed in footnote 2 below and, as such, is not presented for any other period.

(2)	From January 1, 1998 through July 29, 2000, we operated as American Microsystems, Inc., a division of a subsidiary of Nippon Mining Holdings Inc. (Nippon Mining). As such, we did not have separate legal status or existence. No long-term debt was outstanding to third parties. From July 29, 2000 to December 21, 2000, we operated as a wholly-owned subsidiary of our former parent. Effective December 21, 2000, we issued notes payable to third parties for a total of $175.0 million with a term of six years, as part of our recapitalization.

(3)	For the period from January 1, 1998 through July 29, 2000, as discussed in footnote 2 above, we operated as a division of our former parent. Therefore, during that period we had divisional equity rather than stockholders’ equity.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the attached consolidated financial statements. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below due to a number of factors, including the factors identified under “Factors that May Affect Our Business and Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” or elsewhere in this report, and other risks and uncertainties indicated from time to time in our filings with the SEC.
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
      When evaluating our business, we generally look at financial measures such as revenue, gross margins and operating margins. We also use internal tracking measures, such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Our projected three-year design win revenue has increased in our target automotive, medical and industrial end markets by 12% in 2004 when compared with 2003. We are seeing softening in our capacity utilization. This is a measure of the degree to which our manufacturing assets are being used, thus sharing the fixed costs of these items across multiple products. Our gross margins could be negatively impacted by this in the future. Other key metrics we use to analyze our business include days sales outstanding (DSO) and inventory turns. DSO decreased from 59 days in 2003 to 55 days in 2004 due to better accounts receivable collections performance. Inventory turns decreased from 5.0 in 2003 to 4.7 in 2004 due primarily to inventory built in the fourth quarter of 2004 in preparation for the relocation of our Manila test facility and the transfer of our sort operations to Manila, both of which are expected to begin in the second quarter of 2005.
      In June 2002, we acquired the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics NV. We refer to this as the MSB acquisition. The MSB acquisition increased our analog and mixed signal engineering team, enhanced our relationships with major European customers, provided us with additional high voltage and wireless technologies that enable us to offer new types of custom integrated circuits to our end markets and provided us with two fabs in Oudenaarde, Belgium. The results of operations for 2004 and 2003 include MSB for the entire period whereas the results of operations for 2002 includes MSB for only the second half of 2002.
      In November 2004, we acquired Dspfactory Ltd. (Dspfactory), a leader in ultra-low power digital signal processing technology for digital hearing aids and other low power applications. The results of operations for 2004 include Dspfactory from the date of acquisition. See note 16 to the audited consolidated financial statements in Item 8 of this report.
Critical Accounting Policies
      The preparation of our financial statements in conformity with U.S. generally accepted accounting principles requires our management to make estimates and judgments that affect our reported amounts of assets and liabilities, revenue and expenses and related disclosures. We have identified revenue recognition, inventories, property, plant and equipment, intangible assets, goodwill, income taxes and stock options as areas involving critical accounting policies and the most significant judgments and estimates.
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

Inventories
      We generally initiate production of a majority of our semiconductors once we have received an order from a customer. Based on forecasted demand from specific customers, we may build up inventories of finished goods, in anticipation of subsequent purchase orders. We purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We provide an allowance for inventories on hand that are in excess of six months of forecasted demand. Forecasted demand is determined based on historical sales or inventory usage, expected future sales or using backlog and other projections and the nature of the inventories. We also review other inventories for indicators of impairment and provide an allowance as deemed necessary. We also provide an allowance for obsolete inventory, which is written off at the time of disposal.
      We state inventories at the lower of cost (using the first-in, first-out method) or market.

Property, Plant and Equipment and Intangible Assets
      We regularly evaluate the carrying amounts of long-lived assets, including property, plant and equipment and intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. To the extent such evaluation indicates that the useful lives of property, plant and equipment are different than originally estimated, the amount of future depreciation expense is modified such that the remaining net book value is depreciated over the revised remaining useful life. We entered into a non-compete agreement with Nippon Mining and its subsidiary in connection with our December 21, 2000 recapitalization. According to this agreement, each of Nippon Mining and its subsidiary agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In our 2003 review of the carrying value of intangible assets, we reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and its subsidiary’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, we released Nippon Mining and its subsidiary from the non-compete agreement and we recorded an impairment charge of $20.0 million related to the non-cash write-off of the remaining value of the non-compete provision of this agreement.

Goodwill
      Under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill at least annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to which the goodwill is assigned with the unit’s net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, there is no deemed impairment of goodwill and the second step of the impairment test is unnecessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We annually test our goodwill for impairment during the fourth quarter. Since the inception of SFAS No. 142, our testing has not indicated any impairment.
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

Stock Options
      We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. Deferred stock-based compensation is recorded when stock options are granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, we generally determined the estimated fair value of our common stock based on independent valuations. We recorded deferred stock-based compensation of approximately $519,000 in 2003, prior to our initial public offering. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options in determining net income or loss. In calculating such fair value, there are certain assumptions that we use, as disclosed in our consolidated financial statements, included herein.
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

Results of Operations
      The following table summarizes certain information relating to our operating results, as derived from our audited consolidated financial statements:
Statement of Operations Data:

	Years Ended December 31,

	2004		2003		2002

	(Dollars in Millions)
Revenue	$517.3	100.0%	$454.2	100.0%	$345.3	100.0%
Gross profit	246.3	47.6%	198.8	43.8%	130.3	37.7%
Operating expenses:
Research and development	77.2	14.9%	70.2	15.5%	52.1	15.1%
Marketing and selling	43.0	8.3%	37.8	8.3%	35.0	10.1%
General and administrative	28.7	5.5%	22.7	5.0%	16.9	4.9%
Amortization of acquisition-related intangible assets	1.3	0.3%	4.8	1.1%	8.1	2.3%
In-process research and development	1.5	0.3%	—	0.0%	—	0.0%
Restructuring and impairment charges	7.9	1.5%	21.7	4.8%	0.6	0.2%
Nonrecurring charges	—	0.0%	11.4	2.5%	—	0.0%

Total operating expenses	159.6	30.9%	168.6	37.1%	112.7	32.6%

Operating income	86.7	16.8%	30.2	6.6%	17.6	5.1%

Other income (expense):
Interest expense, net	(18.6)	(3.6)%	(22.5)	(5.0)%	(11.5)	(3.3)%
Other income (expense), net	(0.7)	(0.1)%	(16.2)	(3.6)%	0.2	0.1%

Income (loss) before income taxes	67.4	13.0%	(8.5)	(1.9)%	6.3	1.8%
Provision (benefit) for income taxes	15.0	2.9%	(8.1)	(1.8)%	1.2	0.3%

Net income (loss)	$52.4	10.1%	$(0.4)	(0.1)%	$5.1	1.5%

      Prior to the MSB acquisition, substantially all of our historical revenue was denominated in U.S. dollars. Following the MSB acquisition, approximately 35% in 2004, 36% in 2003 and 27% of our revenue in the second half of 2002 was denominated in euros. The semiconductor industry is cyclical in nature. Our product sales track the general market conditions seen throughout the semiconductor industry.
Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Revenue
      Revenue in 2004 increased 14% to $517.3 million from $454.2 million in 2003. In 2004, we benefited from strong market conditions during the first half of the year. During the second half of 2004, we began to see the demand from some of our end markets weakening. We experienced strong growth in our automotive, medical and industrial end markets, as revenues for 2004 in those markets increased 19% in the aggregate over 2003. Communications was the weakest end market, as revenues increased three percent in 2004 over 2003. Communications revenues were particularly weak in the second half of 2004, due primarily to the expiration of the take-or-pay arrangement with STMicroelectronics in June 2004. Incremental revenues from our acquisition of Dspfactory in November 2004 slightly offset weaker market conditions in the second half of 2004.
      According to Gartner Dataquest (December 2004), the application specific integrated circuit segment of the semiconductor industry grew by 13% from 2003 to 2004. For both application specific integrated circuits, and application specific standard products, the market grew by 18% in 2004. Our acquisition of Dspfactory provided us greater entry into the market for application specific standard products. Our revenues grew by 14% over this same period, in line with the growth of the application specific integrated circuit segment, where the majority of our revenues were derived in 2004.
      Integrated mixed signal sales of $290.6 million increased 20% over 2003 sales of $241.4 million. In 2004, we saw steady growth across all end markets for this segment. This segment saw both an increase in average selling prices, due to product mix improvements, and an increase in unit volume sold, due to strong market conditions, particularly during the first half of 2004.
      Structured digital products revenue was $119.6 million, an increase of 24% over 2003 sales of $96.7 million. Increased revenue from the computing, industrial and communications end markets, as well as revenue from our XPressArraytm products, helped to increase structured digital products sales in 2004. In the fourth quarter of 2004 we saw significant weakness in the communications end market for this segment. For the full year 2004, this segment saw a decrease in average selling prices due to changes in product mix, but an increase in unit volume sold, due to strong market conditions, particularly during the first half of 2004.
      Mixed signal foundry services revenue was $107.1 million, a decrease of 8% from 2003 sales of $116.1 million. This decrease was primarily due to decreased sales to STMicroelectronics as a result of the expiration of the take-or-pay arrangement in June 2004. During 2004, this segment experienced a decrease in unit volumes sold, due to the expiration of the take-or-pay agreement, but an increase in average selling prices due to improved product mix.
      The following table represents our regional revenue for the years ended December 31:

	2004	2003

North America	42.1%	40.9%
Europe	41.3%	40.7%
Asia	16.6%	18.4%

Gross Profit
      Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit increased to $246.3 million, or 47.6% of revenue, in 2004 from $198.8 million, or 43.8% of revenue, in 2003. The increase in gross profit percentage is a result of our continued cost reduction efforts, increased utilization of our fabrication facilities, particularly in the first half of 2004, and an increased percentage of higher margin products in the mix of the products we sold. During 2004, mixed signal foundry revenues as a percentage of total revenues decreased to 20.7% from 25.6% in 2003. This helped to increase our overall gross margin as margins in our mixed signal foundry segment are generally lower than the company average.

Operating Expenses
      Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses increased to $77.2 million, or 14.9% of revenue, in 2004 from $70.2 million, or 15.5% of revenue, in 2003. This increase is primarily attributable to expenses related to increased design wins and the associated non-customer funded expenses, as well as incremental expense from the Dspfactory acquisition.
      Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses increased to $43.0 million, or 8.3% of revenue, in 2004 compared to $37.8 million, or 8.3% of revenue, in 2003. This increase is due to increased costs associated with higher sales levels.
      General and administrative expenses consist primarily of salaries of our administrative staff, professional fees related to audit and tax services and advisory fees for various consulting projects. General and administrative expenses increased to $28.7 million, or 5.5% of revenue, in 2004 compared to $22.7 million, or 5.0% of revenue, in 2003. This increase was primarily due to increases in professional fees associated with various consulting projects, including Sarbanes-Oxley compliance.
      Amortization of acquisition related intangible assets decreased to $1.3 million in 2004 compared with $4.8 million in 2003. This decrease is primarily due to amortization of an acquisition-related intangible asset in 2003, but not in 2004, due to the impairment of the intangible asset in June 2003. This decrease was partially offset by increased amortization expense in 2004 related to amortization of intangible assets associated with the Dspfactory acquisition.
      In the fourth quarter of 2004, we recorded a charge of $1.5 million for in-process research and development related to the Dspfactory acquisition. No comparable amounts were recorded in 2003.
      We recorded $7.9 million in restructuring charges in the fourth quarter of 2004, compared to $21.7 million in 2003. This amount includes charges for employee severance and other items as a result of our restructuring program announced in the fourth quarter of 2004. This program includes headcount reductions related to the consolidation of our sort operations in the United States and Belgium to the Philippines as well as other reductions in force resulting from cost containment measures. We expect to realize $4 million per quarter in cost savings as a result of this action by the fourth quarter of 2005.
      In the second quarter of 2003, we recorded a non-cash impairment charge of $20.0 million related to the write off of the unamortized balance of an intangible asset that had no remaining value. We entered into a non-compete agreement with Nippon Mining and its subsidiary that was our former parent in connection with our December 21, 2000 recapitalization pursuant to which they agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In our second quarter review of the carrying value of intangible assets in 2003, we reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and our former parent’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, we released Nippon Mining and our former parent from the non-

compete agreement and we expensed the $20.0 million remaining unamortized balance of the agreement as of the effective date.
      In the fourth quarter of 2003, we recorded restructuring charges of $1.7 million. This amount was primarily related to employee severance as a result of employee terminations and the termination of services with certain sales representative firms.
      In September 2003, we recorded nonrecurring charges of $11.4 million. This amount includes a one-time payment of $8.5 million associated with amendments to our advisory agreements as well as compensation expense of $2.9 million related to the redemption of options to purchase our Series A and Series B Preferred Stock. The advisory agreements were in place prior to our initial public offering and provided for Citigroup Venture Capital (CVC) and Francisco Partners to provide financial, advisory and consulting services to us. In conjunction with our IPO, we terminated the advisory agreement and the associated future scheduled annual fees. These charges did not recur in 2004.

Operating Income
      Operating income increased to $86.7 million in 2004 compared with $30.2 million in 2003, driven by increases in operating income across all of our segments and lower restructuring and nonrecurring charges in 2004 as compared with 2003.
      Integrated mixed signal products operating income increased to $50.3 million, or 17.3% of segment revenue, in 2004 from $28.3 million, or 11.7% of segment revenue, in 2003. This increase is attributable to increased revenue levels and improved capacity utilization, which drove lower per unit product costs, particularly in the first half of 2004.
      Structured digital products operating income increased to $22.9 million, or 19.1% of segment revenue, in 2004 from $15.5 million, or 16.0% of segment revenue, in 2003. This increase is attributable to improved product sales mix and improved factory utilization, which drove lower per unit product costs, particularly in the first half of 2004.
      Mixed signal foundry services operating income increased to $21.4 million, or 20.0% of segment revenue, in 2004 from $19.5 million, or 16.8% of segment revenue, in 2003. This increase is primarily due to the decrease of low margin revenue associated with the STMicroelectronics take-or-pay agreement that had been in place for all of 2003, but only the first half of 2004.

Net Interest Expense
      Net interest expense for 2004 decreased to $18.6 million, compared with $22.5 million in 2003. The lower interest expense was primarily attributable to the decreased debt balance of our senior subordinated notes (see further discussion in “Liquidity and Capital Resources”) and increased interest income related to our higher average cash balances in 2004.

Other Expense
      Other expense in 2004 decreased to $0.7 million from $16.2 million in 2003. This decrease is primarily due to the $7.9 million non-cash write-off of deferred financing fees, the $7.5 million premium paid in conjunction with the redemption of $70.0 million of our senior subordinated notes and $0.8 million relating to the settlement of hedging transactions, all of which occurred in 2003.

Income Taxes
      Income tax expense was $15.0 million in 2004, compared with an income tax benefit of $8.1 million in 2003. The effective tax rate was 22% in 2004. Our effective tax rate in 2004 is favorably impacted by a reduction in our deferred tax valuation allowance because of improved operating results in the United States. We have a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. Based on the operating results of 2004, we reversed approximately $6.4 million of valuation allowance during 2004. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.
      Our effective tax rate was 95% in 2003. The effective tax rate was unusually high as a percentage of our pre-tax loss due to jurisdictional profit and loss mix. Jurisdictions with losses where tax benefits were recorded were those that generally had higher statutory tax rates, whereas jurisdictions with income where tax expense was recorded were those that generally had lower statutory tax rates.
Year Ended December 31, 2003 Compared With Year Ended December 31, 2002

Revenue
      Revenue in 2003 increased 32% to $454.2 million from $345.3 million in 2002. This increase is partially due to the inclusion of results related to the MSB acquisition for the entire year in 2003 compared to only the second half of 2002. In 2003, we also benefited from the revitalization of the economy as well as our increased focus on sales and marketing efforts. We saw the most significant growth in the communications, automotive, medical and industrial end markets.
      According to Gartner Dataquest, the application specific integrated circuit segment of the semiconductor industry grew by 1.9% from 2002 to 2003. For both application specific integrated circuits, and application specific standard products, the market grew by 10.6% in 2003. Our revenues grew by 31.3% over this same period, and we gained significant market share. Most of this gain was due to the significant increase in our capability as a result of the MSB acquisition.
      Integrated mixed signal sales of $241.4 million in 2003 increased 44% over 2002 sales of $167.2 million. This increase is primarily due to the inclusion of results related to the MSB acquisition for the entire year in 2003 compared to only the second half of 2002. In 2003, we saw steady growth across all end markets for this segment.
      Mixed signal foundry services revenue grew to $116.1 million, an increase of 25% over 2002 sales of $93.1 million. Growth was due to increased unit sales in the medical and computing end markets and strong sales to STMicroelectronics, which is related to the take-or-pay agreement put in place at the time of the MSB acquisition. Results related to the MSB acquisition were included for the entire period in 2003 compared to only the second half in 2002.
      Structured digital products revenue was $96.7 million, an increase of 14% over 2002 sales of $85.0 million. Increased revenue from the communications and military end markets, as well as revenue from our XPressArraytm products, helped to increase the structured digital products sales in 2003.
      The following table represents our regional revenue for the years ended December 31:

	2003	2002

North America	40.9%	55.5%
Europe	40.7%	24.5%
Asia	18.4%	20.0%
      This shift in revenue toward Europe is primarily due to the MSB acquisition.

Gross Profit
      Gross profit increased to $198.8 million, or 43.8% of revenue, in 2003 from $130.3 million, or 37.7% of revenue, in 2002. The increase in gross profit percentage is a result of our continued cost reduction efforts, increased utilization of our fabrication facilities and shifts in the mix of the products we sold. During 2003, a greater percentage of integrated mixed signal products were sold. This helped to increase our overall gross margin. We also sold more high margin structured digital products, including XPressArraytm and high margin defense products, which improved the margin in 2003.

Operating Expenses
      Research and development expenses increased to $70.2 million, or 15.5% of revenue, in 2003 from $52.1 million, or 15.1% of revenue, in 2002. This increase is primarily attributable to expenses related to increased design wins and the associated non-customer funded expenses, as well as the inclusion of results related to the MSB acquisition for the entire period in 2003 compared to only the second half of 2002.
      Marketing and selling expenses increased to $37.8 million, or 8.3% of revenue, in 2003 compared to $35.0 million, or 10.1% of revenue, in 2002. This increase is due to costs associated with higher sales levels and the inclusion of results related to the MSB acquisition for the entire period in 2003 compared to only the second half of 2002.
      General and administrative expenses increased to $22.7 million, or 5.0% of revenue, in 2003 compared to $16.9 million, or 4.9% of revenue, in 2002. This increase in general and administrative expenses is primarily due to the inclusion of results to the MSB acquisition for the entire year in 2003 compared with only the second half in 2002. We also experienced increases in professional fees associated with various consulting projects.
      Amortization of acquisition related intangible assets decreased to $4.8 million in 2003 compared with $8.1 million in 2002. This is primarily due to the write-off of an acquisition-related intangible asset that occurred in June 2003, whereas 2002 results included a full year of amortization.
      We recorded $21.7 million of restructuring and impairment charges in 2003, compared to $0.6 million in 2002. In the second quarter of 2003, we recorded a non-cash impairment charge of $20.0 million related to the write off of the unamortized balance of an intangible asset that had no remaining value. We entered into a non-compete agreement with Nippon Mining and its subsidiary that was our former parent in connection with our December 21, 2000 recapitalization pursuant to which they agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In our second quarter review of the carrying value of intangible assets, we reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and our former parent’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, we released Nippon Mining and our former parent from the non-compete agreement and we expensed the $20.0 million remaining unamortized balance of the agreement as of the effective date.
      In the fourth quarter of 2003, we recorded restructuring charges of $1.7 million. This amount was primarily related to employee severance as a result of employee terminations and the termination of services with certain sales representative firms.
      In 2002, we recorded restructuring charges of $0.6 million. This amount was primarily related to employee severance as a result of the MSB acquisition, representing $0.9 million. A reversal of a restructuring accrual relating to the 2001 plan of $0.3 million was also included in this amount.
      In September 2003, we recorded nonrecurring charges of $11.4 million. This amount includes a one-time payment of $8.5 million associated with amendments to our advisory agreements as well as compensation expense of $2.9 million related to the redemption of options to purchase our Series A and Series B Preferred Stock. The advisory agreements were in place prior to our initial public offering and provided for Citigroup Venture Capital and Francisco Partners to provide financial, advisory and consulting services to us. In conjunction with our IPO, we terminated the advisory agreement and the associated future scheduled annual fees.

Operating Income
      Operating income increased to $30.2 million in 2003 compared with operating income of $17.6 million in 2002.
      Integrated mixed signal products operating income increased to $28.3 million, or 11.7% of segment revenue, in 2003 compared to $11.9 million, or 7.1% of segment revenue, in 2002. This increase is attributable to increased revenue, including an increase in customer funded development projects, as well as the inclusion of results related to the MSB acquisition for the entire year in 2003 versus the second half in 2002.
      Structured digital products operating income increased to $15.5 million, or 16.0% of segment revenue, in 2003 from an operating loss of $0.6 million, or (0.7%) of segment revenue, in 2002. This increase is attributable to higher margin revenue coming from the communications and military end markets and to cost reduction efforts.
      Mixed signal foundry services operating income increased to $19.5 million, or 16.8% of segment revenue, in 2003 from $6.9 million, or 7.4% of segment revenue, in 2002. This increase is attributable to increased revenue and resulting higher gross margin, as well as the inclusion of results related to the MSB acquisition for all of 2003 compared to only the second half in 2002.

Net Interest Expense
      Net interest expense in 2003 increased to $22.5 million from $11.5 million in 2002. The higher interest expense was primarily attributable to the increased debt levels associated with our senior subordinated notes (see further discussion in “Liquidity and Capital Resources”) issued in January 2003.

Net Other Expense
      Net other expense in 2003 was $16.2 million compared to other income of $0.2 million in 2002. This increase is primarily due to the $7.9 million non-cash write-off of deferred financing fees, the $7.5 million premium paid in conjunction with the redemption of $70.0 million of our senior subordinated notes and $0.8 million relating to the settlement of hedging transactions. These expenses all related to the various debt transactions that occurred during 2003, which did not occur in 2002.

Income Taxes
      Our income tax benefit was $8.1 million in 2003 compared with income tax expense of $1.2 million in 2002. Our effective tax rate was 95% in 2003 compared to 19% in 2002. The fact that we operate in multiple tax jurisdictions is the primary reason that the 2003 income tax benefit represents such a large portion of the 2003 pre-tax loss. During 2003 we recorded pre-tax losses in certain jurisdictions with higher statutory tax rates while in other lower tax jurisdictions we recorded pre-tax income. Furthermore, in certain foreign jurisdictions we consider the income to be permanently invested in the foreign entities; therefore, no additional U.S. income tax provision has been recorded on the income from these lower tax jurisdictions.
Liquidity and Capital Resources
      We have a borrowing capacity of $90.0 million on a revolving basis for general corporate purposes under our senior credit facility. At December 31, 2004, the entire amount was available under this senior credit facility. Our senior credit facility also includes a $125 million term loan, which expires on September 26, 2008. The term loan requires quarterly principal payments of $312,500 together with unpaid and accrued interest, until the expiration date, when the balance becomes due. At December 31, 2004, the outstanding principal balance under the term loan was $123.4 million.
      Our senior credit facility, which includes the $125 million term loan and a $90 million revolving line of credit, the indentures governing our 10 3/4% senior subordinated notes, and other debt instruments we may enter into in the future may impose various restrictions and covenants on us which could potentially limit our ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The covenants in the senior credit facility also include financial measures such as a consolidated interest coverage ratio and a maximum senior leverage ratio, which become more restrictive over time. At December 31, 2004, we were in compliance with these covenants. The senior credit facility also limits our ability to modify our certificate of incorporation and bylaws. Under our debt instruments, the subsidiaries of AMI Semiconductor, Inc. cannot be restricted, except to a limited extent, from paying dividends or making advances to AMI Semiconductor, Inc.
      Our principal capital requirements are to fund working capital needs, meet required debt payments, including debt service payments on the senior subordinated notes and the senior credit facilities as amended, complete planned maintenance of equipment and to equip our fabrication facilities. We anticipate that operating cash flow, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures to support capacity and technology improvements. We frequently evaluate opportunities to sell additional equity or debt securities, obtain credit facilities from lenders or restructure our long-term debt to further strengthen our financial position. The sale of additional equity or convertible securities could result in additional dilution to our stockholders. Additional borrowing or equity investment may be required to fund future acquisitions.
      On March 2, 2005, we announced our intention to tender all of our outstanding $130.0 million 10 3/4% senior subordinated notes. In addition, we announced our intention to refinance our Senior Credit Facility. The proceeds from the new Senior Credit Facility along with existing cash will be used to pay the outstanding balance on the senior subordinated notes, the premium over par value on the senior subordinated notes and to repay the outstanding balance on the existing term loan.
      We generated $96.2 million in cash from operating activities in 2004 compared to $70.7 million in 2003. This increase was attributable to an increase in net income offset by changes in working capital balances due to normal fluctuations in the timing of cash receipts and payments.
      Our significant sources and uses of cash can be divided into investing activities and financing activities. During 2004 and 2003, we invested in capital equipment in the amounts of $32.4 million and $26.6 million, respectively. See “Capital Expenditures” below. Additionally, in 2004 we paid approximately $26.8 million for the Dspfactory acquisition, net of cash acquired.
      During 2004, we generated net cash from financing activities of $1.3 million, compared with $2.0 million in 2003. During 2003, we raised $470.3 million, net of offering expenses, through our initial public offering, issued the senior subordinated notes for $200.0 million in cash, entered into a new senior term loan for $125.0 million, repaid $160.1 million on an existing term loan, paid $546.0 million to redeem our Series A, Series B and Series C Preferred Stock and $4.2 million to redeem outstanding preferred stock options, paid $11.4 million in debt issuance costs related to the senior subordinated notes and the new senior term loan and redeemed a portion of our senior subordinated notes and paid the related premium for $77.5 million.

Capital Expenditures
      During 2004, we spent $32.4 million for capital expenditures compared with $26.6 million during 2003. Capital expenditures for 2005 are expected to be approximately 8% of revenue. These capital expenditures will primarily be used for new capacity, equipment replacement, yield improvement in our wafer fabrication facilities and the relocation of our sort operations in the United States and Belgium to the Philippines. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.
Contractual Obligations and Contingent Liabilities and Commitments
      Other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices, or similar instruments, we have no significant off-

balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of December 31, 2004.
Cash Payments Due by Period

					After
	Total	1 Year	2-3 Years	4-5 Years	5 Years

	(In millions)
Senior term loan	$123.4	$1.3	$2.5	$119.6	$—
Senior subordinated notes	130.0	—	—	—	130.0

Total long-term debt	253.4	1.3	2.5	119.6	130.0
Operating leases	16.4	5.0	5.8	3.5	2.1
Other long-term obligations, net	19.4	2.9	6.9	6.2	3.4

Total contractual cash obligations	$289.2	$9.2	$15.2	$129.3	$135.5

      During January 2005 our subsidiary, AMI Semiconductor Belgium, BVBA obtained a Letter of Credit in association with our planned relocation to a new facility in the Philippines. The Letter of Credit is for $6.0 million, of which $3.0 million is collateralized with a cash deposit. The face value of the Letter of Credit decreases every six months by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The bank issuing the Letter of Credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA as additional collateral.
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. We are required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock Options” in note 2 of the consolidated financial statements contained elsewhere in this Form 10-K for the pro forma net income and net income per share amounts, for 2002 through 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Because SFAS No. 123R provides for the use of differing valuation models and other required estimates such as an estimate of future forfeitures, we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. We have not yet made a determination on which adoption method we will choose. We are currently evaluating these and other requirements under SFAS No. 123R and expect the adoption to have a material adverse impact on our consolidated statements of operations, although it will have no impact on our overall financial position.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Because of net operating loss carryforwards, it is unlikely that we will be able to claim this tax benefit during 2005. We do not expect the adoption of this new tax provision to have a material impact on our consolidated financial position, results of operations or cash flows.

      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We expect to repatriate a portion of our unremitted foreign earnings during 2005. See note 8 to the audited consolidated financial statements in Item 8 of this report.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. Our adoption of SFAS No. 153 is not expected to have a material impact on our financial position and results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. Our adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations
Outlook
      We expect our first quarter 2005 revenue to be down six to eight percent as compared to fourth quarter 2004 revenue due to continued weakness in the communications market and an inventory buildup at several key customers. Based on recent ordering patterns, we believe the first quarter will represent the trough in our 2005 revenues. The beneficial effect of incremental product mix improvements, which have been a key driver of our gross margin expansion in the second half of 2004, will not recur in the first quarter of 2005. Additionally, we expect a further decrease in factory utilization in the first quarter, as a result of weaker market conditions. As a result, we anticipate first quarter gross margins to be down approximately 300 to 400 basis points sequentially. We expect operating margins, excluding restructuring charges and amortization of acquisition-related intangible assets of approximately $1.5 to $2.0 million in the first quarter, will be down 500 to 600 basis points sequentially, as we will continue to invest in research and development during this challenging market environment. We anticipate our effective tax rate to be between 10 percent and 12 percent in the first quarter. We expect capital expenditures for 2005 to be approximately eight percent of annual revenues. Depreciation and amortization is expected to be about $12.0 million in the first quarter.
      We base this outlook on our review of industry conditions, historical trends, estimates we make based on information from customers, and other factors and information. Should industry conditions, customer demand or other factors change, as often happens in our industry, our results could differ materially from those referenced in this outlook.

Factors that May Affect our Business and Future Results
      The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently believe to be immaterial may also adversely affect our business.
Risks Relating to Our Company and the Semiconductor Industry

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue and profit levels, which could have a material adverse effect on our results of operations and financial condition.
      The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was impacted by this downturn. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004, as compared to the first half of 2004. This resulted in lower revenue levels in the second half of 2004, which we expect to continue into the first quarter of 2005. We cannot predict how long the current soft bookings environment will persist or to what extent business conditions will change in the future. If the soft bookings environment persists, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.
      During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. We eliminated approximately 110 employee positions during the fourth quarter of 2004 and recorded $7.9 in restructuring charges related thereto. During 2005 we plan to relocate our test operations to a new larger facility in the Philippines and to transfer our wafer sort operations in Pocatello, Idaho and Oudenaarde, Belgium to that new facility. These changes will result in additional restructuring charges in 2005 which are expected to total approximately $2.0 million to $4.0 million. In 2003 we recorded $21.7 million in impairment charges and restructuring charges related to the impairment of an intangible asset, employee severance and the termination of relationships with certain sales representative firms. In 2002, we incurred a net non-cash restructuring charge of $0.6 million, consisting primarily of severance costs that occurred concurrently with the MSB acquisition. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges, which could have a material adverse effect on our results of operations or financial condition if they are large enough.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.
      We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. In addition, we experienced a decrease in orders in the third and fourth quarters of 2004 due to general declines in the industry and an inventory policy change with one of our major medical customers. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition.

A significant portion of our revenue comes from a relatively limited number of customers and devices, the loss of which could adversely affect our results of operations and financial condition.
      If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 380 customers in 2004, sales to our 13 largest customers represented 51% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,250 different products in 2004, the 96 top selling devices represented 50% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

Our customers may cancel their orders, change production quantities or delay production, which could have a material adverse effect on our results of operations and financial condition.
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

We may not be able to sell the inventories of products on hand, which could have a material adverse effect on our results of operations and financial condition.
      In preparation for the move of our test facilities in the Philippines and the consolidation of our sort facilities in Belgium and the United States into the new facility in the Philippines, we have built up inventories of certain products in an effort to mitigate or prevent any interruption of product deliveries to our customers. In many instances, we have manufactured these products without having first received orders for them from our customers. Because our products are typically designed for a specific customer and are not commodity products, if customers do not place orders for the products we have built, we may not be able to sell them and we may need to record reserves against the valuation of this inventory. If these events occur, it could have a material adverse effect on our results and financial condition.

We depend on our key personnel, and the loss of these personnel could have a material effect on our business.
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

We depend on successful technological advances for growth, and a lack of such advances could have a material adverse effect on our business.
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

We depend on growth in the end markets that use our products, and a lack of growth in these markets could have a material adverse effect on our results of operations and financial condition.
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

Our industry is highly competitive, and a failure to successfully compete could have a material adverse effect on our results of operations and financial condition.
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

We may incur costs to engage in future acquisitions of companies or technologies and the anticipated benefits of those acquisitions may never be realized, which could have a material adverse effect on our results of operations and financial condition.
      In June 2002 we completed our acquisition of the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics NV. In September 2002 we purchased the Micro Power Products Division of Microsemi Corporation. In November 2004 we acquired substantially all of the assets of Dspfactory Ltd. We may in the future make additional acquisitions of complementary companies or technologies. The Dspfactory acquisition as well as any future acquisitions are accompanied by risks, including the following:

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
Risks Relating to Manufacturing

Our success depends on efficient utilization of our manufacturing capacity, and a failure could have a material adverse effect on our results of operations and financial condition.
      An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over-capacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. In addition, our agreement with STMicroelectronics terminated in June 2004 and utilization of our fabs has declined as a result. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. In addition, our capacity utilization for the second half of 2004 declined from the first half and we expect capacity utilization in the first quarter of 2005 to continue to be lower. If this continues, or if we enter another downturn, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

We could be adversely affected by manufacturing interruptions or reduced yields.
      The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. The interruption of manufacturing, including power interruptions or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, would adversely affect our business. In addition, we will be moving our test operations to a to a new facility in the Philippines beginning in the second quarter of 2005 and we will be moving our sort operations in the United States and Belgium to this new facility. If we experience delays or other technical or other problems during these moves, our ability to deliver products to customers may be affected.

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved, which could have a material adverse effect on our results of operations and financial condition.
      Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to obligations to replace the defective goods or refund the purchase price. Nevertheless, we have received claims in the past for other charges, such as for labor and other costs of replacing defective parts, lost profits and other damages (see note 10 to our audited consolidated financial statements included in Item 8 of this annual report). In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products, if we are required or choose to pay for the damages that result.

We are dependent on successful outsourcing relationships, which dependence could have a material adverse effect on our results of operations and financial condition.
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

We rely on test subcontractors, which reliance could have a material adverse effect on our results of operations and financial condition.
      The testing of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. We are increasing our outsourcing of semiconductor testing to subcontractors, most of which are located in Southeast Asia. In particular, we plan to rely heavily on a single subcontractor for this activity. If our subcontractors experience problems in testing our semiconductor devices, our operating results would be adversely affected.

We rely on packaging subcontractors, which reliance could have a material adverse effect on our results of operations and financial condition.
      Most of our products are assembled in packages prior to shipment. The packaging of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. We outsource our semiconductor packaging to subcontractors, most of which are located in Southeast Asia. In particular, we rely heavily on a single subcontractor for packaging. We depend on these subcontractors to package our devices with acceptable quality and yield levels. If our subcontractors experience problems in packaging our semiconductor devices or experience prolonged quality or yield problems, our operating results would be adversely affected.

We depend on successful parts and materials procurement for our manufacturing processes, which dependence could have a material adverse effect on our results of operations and financial condition.
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

We may need to raise additional capital that may not be available, which could have a material adverse effect on our results of operations and financial condition.
      Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $32.4 million in 2004 and $26.6 million in of 2003. These expenditures were used to expand capacity in our eight-inch fabrication facility in 2004 and replace equipment and expand our test and design capabilities in both years. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others, and our inability could have a material adverse effect on our business.
      As of December 31, 2004, we held 79 U.S. patents and 103 foreign patents. We also had over 60 patent applications in progress. At the end of 2005, approximately 22% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.
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
      In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. As is typical in the semiconductor industry, we have from time to time received communications from third parties asserting rights under patents that cover certain of our technologies and alleging infringement of certain intellectual property rights of others. We analyze these claims as best we can given the information available and applicable legal principles. Recently, we have been in discussions with three companies who claim that certain of our products infringe a number of their patents relating to certain manufacturing processes. Our discussions to date have not resulted in a resolution of these matters. At this time, the overall validity or invalidity of the claims cannot be determined with any certainty and we cannot predict whether any litigation will ensue, or what the outcome of any such litigation might be. We expect to receive similar communications in the future. In the event that any third party had a valid claim against us or our customers, we could be required to:

•	discontinue using certain process technologies which could cause us to stop manufacturing certain semiconductors;

•	pay substantial monetary damages;

•	seek to develop non-infringing technologies, which may not be feasible; or

•	seek to acquire licenses to the infringed technology, which may not be available on commercially reasonable terms, if at all.
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

We could incur material costs to comply with environmental laws, which could have a material adverse effect on our results of operations and financial condition.
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
      In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of accidental spills or other sources of contamination, which could result in injury to the environment, personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example, we have recently received concurrence with a proposal to curtail pumping at one of our former manufacturing sites. Ongoing monitoring and reporting is still required. If levels significantly change in the future additional remediation may be required. In addition, at some point in the future, we will have to formally close and remove the extraction wells and treatment system. The discovery of additional contamination at this site or other sites where we currently have or historically have had operations could result in material cleanup costs. These costs cold have a material adverse effect on our results of operations and financial condition.
Risks Relating to Our International Operations

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our results of operations and financial condition.
      As a percentage of total revenue, our revenue outside of North America was approximately 58%, 59% and 44% in 2004, 2003 and 2002, respectively. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. International sales and operations are subject to a variety of risks, including:

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

We are subject to risks associated with currency fluctuations, which could have a material adverse effect on our results of operations and financial condition.
      A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 35% of our revenue in 2004 and 36% of our revenue in 2003. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the impact of exchange rate fluctuations.

However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.
      We had 883 employees in Europe as of December 31, 2004, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.
Risks Relating to Our Substantial Debt

Our substantial consolidated indebtedness could adversely affect our financial health.
      AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness, most of which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor’s capital stock. As of December 31, 2004, our consolidated indebtedness was approximately $253.4 million and our total consolidated debt as a percentage of total capitalization was 47%. Subject to the restrictions in the senior credit facilities and the senior subordinated notes, our subsidiaries and we may incur certain additional indebtedness from time to time.
      Our substantial consolidated indebtedness could have important consequences. For example, our substantial indebtedness:

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
      These factors could have a material adverse effect on our results of operations and financial condition.

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
      We cannot assure you that the operating and financial restrictions and covenants in our debt instruments, including the senior credit facilities and the senior subordinated notes, will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The senior credit facility requires us to maintain certain financial ratios, which become more restrictive over time. Our ability to comply with these ratios may be affected by events beyond our control. In 2002, 2003 and 2004, the lenders under our senior credit facility and we agreed to certain amendments, including changes to our financial covenants and restrictions on our capital expenditures. We also sought and obtained certain waivers and consents under our senior credit facilities. We may be required to seek waivers or consents in the future. We cannot be sure that these waivers or consents will be granted. A breach of any of the covenants or our inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default under the senior credit facilities, the lenders under our senior credit facilities will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, and require us to apply all of our available cash to repay these borrowings. If we are unable to repay any such borrowings when due, the lenders could proceed against their collateral, which consists of substantially all of our assets, including 65% of the outstanding stock of certain of our foreign subsidiaries. If the indebtedness under our senior credit facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
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
      The majority of our revenue in 2002 was denominated in U.S. dollars. Additionally, the majority of our operating costs were denominated in U.S. dollars. Therefore, foreign currency fluctuations did not materially impact our financial results. However, operations related to our MSB acquisition were only consolidated with ours for six months of 2002; therefore, our 2002 operating results were not affected as greatly by transactions denominated in foreign currencies as they were in 2004 and 2003 when a substantial portion of our annual sales and operating costs were denominated in euros.
      Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of December 31, 2004, approximately 63% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2004 would cause a change in consolidated net assets of approximately $10 million.
      At December 31, 2004, we did not have any outstanding foreign currency hedging contracts, however, during 2004, we did enter into certain hedging transactions (see note 13 to our consolidated financial statements).
      Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $0.6 million in interest expense.
      In January 2003, we issued $200.0 million of fixed rate 10 3/4% senior subordinated notes. As of December 31, 2004, $130 million of this issuance was outstanding. Because our interest rate is fixed, changes in market interest rates do not impact our interest expense.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROLS OVER FINANCIAL REPORTING
      Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2004, our internal controls over financial reporting were effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles based on the criteria set forth by the COSO.
      Although our internal controls over financial reporting are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls will prevent all error and all fraud. In addition, our internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risks that our controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our assessment of our internal control over financial reporting, which is included herein.

The Board of Directors and Stockholders
AMIS Holdings, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that AMIS Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMIS Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
      A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
      Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
      In our opinion, management’s assessment that AMIS Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMIS Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the COSO criteria.
      We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMIS Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004 of AMIS Holdings, Inc. and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
Salt Lake City, Utah
February 24, 2005

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders
AMIS Holdings, Inc.
      We have audited the accompanying consolidated balance sheets of AMIS Holdings, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMIS Holdings, Inc. at December 31, 2004 and 2003, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.
      We have also audited in accordance with the standards of the Public Accounting Oversight Board (United States), the effectiveness of AMIS Holdings, Inc.’s internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2005 expressed an unqualified opinion thereon.

/s/ ERNST & YOUNG LLP
Salt Lake City, Utah
February 24, 2005

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2004	2003

	(In thousands, except share
	data)
ASSETS
Current assets:
Cash and cash equivalents	$161,661	$119,063
Accounts receivable, less allowances of $3,075 and $2,930 at December 31, 2004 and 2003, respectively	78,624	73,585
Inventories	52,231	45,599
Deferred tax assets	6,518	6,653
Prepaid expenses	17,201	11,724
Other current assets	12,901	9,053

Total current assets	329,136	265,677
Property, plant and equipment, net	199,243	205,909
Goodwill, net	16,849	1,211
Intangible assets, net	35,146	9,718
Deferred tax assets	39,614	40,961
Other assets	23,257	26,612

Total assets	$643,245	$550,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,250	$1,250
Accounts payable	37,618	34,753
Accrued expenses and other current liabilities	62,461	54,185
Income taxes payable	1,270	1,088

Total current liabilities	102,599	91,276
Long-term debt, less current portion	252,188	253,437
Other long-term liabilities	2,402	360

Total liabilities	357,189	345,073
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 84,832,862 and 81,956,422 shares issued and outstanding as of December 31, 2004 and December 31, 2003, respectively	848	820
Additional paid-in capital	530,580	510,691
Accumulated deficit	(270,652)	(323,021)
Deferred compensation	(345)	(475)
Accumulated other comprehensive income	25,625	17,000

Total stockholders’ equity	286,056	205,015

Total liabilities and stockholders’ equity	$643,245	$550,088

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2004	2003	2002

	(In thousands, except per share data)
Revenue	$517,283	$454,152	$345,322
Cost of revenue	270,963	255,327	214,964

	246,320	198,825	130,358
Operating expenses:
Research and development	77,238	70,187	52,140
Marketing and selling	42,984	37,801	35,002
General and administrative	28,674	22,729	16,861
Amortization of acquisition-related intangible assets	1,312	4,751	8,100
In-process research and development	1,530	—	—
Restructuring and impairment charges	7,851	21,741	648
Nonrecurring charges	—	11,401	—

	159,589	168,610	112,751

Operating income	86,731	30,215	17,607
Other income (expense):
Interest expense	(20,735)	(23,930)	(12,541)
Interest income	2,145	1,452	1,062
Other income (expense), net	(769)	(16,196)	147

	(19,359)	(38,674)	(11,332)

Income (loss) before income taxes	67,372	(8,459)	6,275
Provision (benefit) for income taxes	15,003	(8,043)	1,165

Net income (loss)	52,369	(416)	5,110
Preferred stock dividend	—	(46,327)	(62,502)

Net income (loss) attributable to common stockholders	$52,369	$(46,743)	$(57,392)

Basic net income (loss) per common share	$0.63	$(0.84)	$(1.24)

Diluted net income (loss) per common share	$0.60	$(0.84)	$(1.24)

Weighted average number of shares used in calculating basic net income (loss) per common share	82,884	55,427	46,407

Weighted average number of shares used in calculating diluted net income (loss) per common share	86,609	55,427	46,407

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME

							Accumulated
							Other
	Common Stock		Additional	Stockholder			Comprehensive
			Paid-In	Notes	Accumulated	Deferred	Income
	Shares	Amount	Capital	Receivable	Deficit	Compensation	(Loss)	Total

	(In thousands)
Balance at January 1, 2002	46,165	$462	$35,385	$(5,318)	$(218,886)	$—	$(888)	$(189,245)
Comprehensive income:
Net income	—	—	—	—	5,110	—	—	5,110
Unrealized derivative gain	—	—	—	—	—	—	98	98
Foreign currency translation adjustment	—	—	—	—	—	—	2,893	2,893

Total comprehensive income	—	—	—	—	5,110	—	2,991	8,101
Warrants issued in conjunction with the Series C Senior Redeemable Preferred Stock	—	—	3,165	—	(3,165)	—	—	—
Interest on stockholder notes receivable	—	—	—	(252)	—	—	—	(252)
Exercise of stock options	487	5	351	—	—	—	—	356
Accretion of dividends on Series A Senior Redeemable, Series B Junior Redeemable Convertible and Series C Senior Redeemable Preferred Stock	—	—	—	—	(59,337)	—	—	(59,337)

Balance at December 31, 2002	46,652	467	38,901	(5,570)	(276,278)	—	2,103	(240,377)
Comprehensive income:
Net loss	—	—	—	—	(416)	—	—	(416)
Unrealized derivative gain	—	—	—	—	—	—	628	628
Foreign currency translation adjustment	—	—	—	—	—	—	14,269	14,269

Total comprehensive income	—	—	—	—	(416)	—	14,897	14,481
Exercise of stock options	1,060	11	684	—	—	—	—	695
Accretion of dividends on Series A Senior Redeemable, Series B Junior Redeemable Convertible and Series C Senior Redeemable Preferred Stock	—	—	—	—	(46,327)	—	—	(46,327)
Net exercise of warrants	9,099	91	(91)	—	—	—	—	—
Issuance of shares from initial public offering	25,145	251	470,025	—	—	—	—	470,276
Stock compensation on acceleration of stock option vesting	—	—	653	—	—	—	—	653
Interest on stockholder notes receivable	—	—	—	(250)	—	—	—	(250)
Deferred compensation	—	—	519	—	—	(519)	—	—
Amortization of deferred compensation	—	—	—	—	—	44	—	44
Proceeds from stockholder notes receivable	—	—	—	5,820	—	—	—	5,820

Balance at December 31, 2003	81,956	820	510,691	—	(323,021)	(475)	17,000	205,015
Comprehensive income:
Net income	—	—	—	—	52,369	—	—	52,369
Foreign currency translation adjustment	—	—	—	—	—	—	8,625	8,625

Total comprehensive income	—	—	—	—	52,369	—	8,625	60,994
Exercise of stock options	1,418	14	1,070	—	—	—	—	1,084
Issuance of common stock related to acquisition	1,314	13	16,556	—	—	—	—	16,569
Employee stock purchase plan	145	1	1,501	—	—	—	—	1,502
Stock compensation on acceleration of stock option vesting and options issued to nonemployees	—	—	762	—	—	—	—	762
Amortization of deferred compensation	—	—	—	—	—	130	—	130

Balance at December 31, 2004	84,833	$848	$530,580	$—	$(270,652)	$(345)	$25,625	$286,056

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2004	2003	2002

	(In thousands)
Cash flows from operating activities
Net income (loss)	$52,369	$(416)	$5,110
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	43,770	44,753	46,953
In-process research and development	1,530	—	—
Amortization of deferred financing costs	1,265	1,282	1,315
Stock-based compensation expense	892	3,880	532
Restructuring charges, net of cash expended	5,083	692	387
Impairment of long-term asset	—	20,028	—
Provision for (benefit from) deferred income taxes	2,220	(19,061)	823
Write-off of deferred financing charges and loss on settlement of derivative	—	8,704	—
Loss on retirement of property, plant and equipment	46	536	288
Income statement impact of change in value of derivatives	—	(24)	(248)
Interest on stockholder notes receivable	—	(250)	(252)
Changes in operating assets and liabilities:
Accounts receivable	(402)	(1,654)	(9,648)
Inventories	(3,971)	(2,339)	7,493
Prepaid expenses and other assets	(5,228)	6,483	1,060
Receivable from/payable to affiliates	—	—	4,307
Accounts payable	941	3,561	10,079
Accrued expenses and other liabilities	(2,271)	4,497	12,876

Net cash provided by operating activities	96,244	70,672	81,075
Cash flows from investing activities
Purchases of property, plant and equipment	(32,410)	(26,553)	(21,987)
Proceeds from sale of property, plant and equipment	105	275	—
Purchase of business, net of cash acquired	(26,787)	—	(85,438)
Release of restricted cash	2,391	—	—
Changes in other assets	(3,328)	(245)	—

Net cash used in investing activities	(60,029)	(26,523)	(107,425)
Cash flows from financing activities
Payments on long-term debt	(1,250)	(230,413)	(13,150)
Issuance of common and preferred stock, net of offering costs	—	470,276	75,000
Proceeds from senior term loan	—	125,000	—
Redemption of preferred stock	—	(550,244)	—
Payments on long-term payables	—	(1,401)	(1,759)
Proceeds from senior subordinated notes	—	200,000	—
Proceeds from exercise of stock options for common and preferred stock and employee stock purchase plan	2,586	939	454
Debt issuance costs	—	(11,356)	(2,170)
Payment to settle derivatives	—	(788)	—

Net cash provided by financing activities	1,336	2,013	58,375
Effect of exchange rate changes on cash and cash equivalents	5,047	10,717	1,509

Net increase in cash and cash equivalents	42,598	56,879	33,534
Cash and cash equivalents at beginning of year	119,063	62,184	28,650

Cash and cash equivalents at end of year	$161,661	$119,063	$62,184

Supplementary cash flow information
Cash paid for interest	$19,351	$16,721	$11,314
Cash paid for income taxes	$12,637	$9,257	$2,455
Unrealized derivative gain (loss), net of income taxes	$—	$—	$98
Supplementary disclosure of non-cash investing and financing activities
Common stock issued for purchase of business	$16,569	$—	$—
See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2004

1.	Background, Basis of Presentation and Recapitalization
Background and Basis of Presentation
      AMIS Holdings, Inc., through its wholly-owned subsidiary, AMI Semiconductor, Inc., (collectively, the Company) is primarily engaged in designing, manufacturing and marketing integrated circuits and structured digital products worldwide. The Company is headquartered in Pocatello, Idaho and has manufacturing operations in Pocatello, Idaho, Oudenaarde, Belgium and Manila, the Philippines, and design centers and sales offices throughout the world.
Recapitalization
      During 1997, American Microsystems, Inc. (AMI) operated as a subsidiary of Japan Energy Corporation, which later merged into Nippon Mining Holdings, Inc. (Nippon Mining). Effective January 1, 1998, AMI merged into Gould Electronics Inc. (GEI), another subsidiary of Nippon Mining. Gould Electronics simultaneously changed its name to GA-TEK, Inc. AMI and GEI continued to conduct business as American Microsystems, Inc. and Gould Electronics Inc., respectively, and operated as separate business units of GA-TEK.
      Effective July 29, 2000, AMI Spinco, Inc. (Spinco), a newly formed entity, and GA-TEK entered into a separation agreement (the Separation Agreement) whereby substantially all of the assets and liabilities of AMI and its related operating entities were transferred to Spinco in exchange for all of the Series A Preferred Stock of Spinco (see further discussion of the Preferred Stock in Note 11). For the period from July 29, 2000 through December 21, 2000, Spinco operated as a subsidiary of GA-TEK (the Parent).
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

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Stock in exchange for $138,500,000 in cash. Another third-party investment fund acquired the following securities of AMIS Holdings directly from the Parent: (i) 386,374 shares of common stock, (ii) 150,000 shares of Series A Senior Redeemable Preferred Stock, and (iii) 120,000 shares of Series B Junior Redeemable Convertible Preferred Stock in exchange for $3,000,000 in cash. The aggregate consideration paid by these third parties to the Parent was $280,000,000 in cash.

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
      On September 26, 2003, the Company completed its initial public offering (IPO) of 25,145,000 shares of its common stock. After the IPO, CVC and FP still held a significant ownership interest in the company.

2.	Significant Accounting Policies
Principles of Consolidation
      The consolidated financial statements include the accounts of AMIS Holdings and its subsidiaries. All significant intercompany transactions and accounts have been eliminated.
Use of Estimates
      The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts in the consolidated financial statements and the accompanying notes. Actual results may differ from those estimates.
Revenue Recognition
      The Company generally recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, shipment is made and collectibility is reasonably assured. However, in certain situations, the Company ships products through freight forwarders where title does not pass until product is shipped from the freight forwarder. In other situations, by contract, title does not pass until the customer receives the product. In both cases, revenue and related costs are not recognized until title passes to the customer. Estimates of product returns and allowances, based on actual historical experience, the Company’s knowledge of potential quality issues and customer feedback, are recorded at the time revenue is recognized and are deducted from revenues. Revenue from contracts to perform engineering design and product development is generally recognized as

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
milestones are achieved, which approximates the percentage-of-completion method. (See Note 7 for further discussion.)
      Shipping and handling costs are expensed as incurred and included in cost of sales.
Research and Development Expense
      Research and development costs are expensed as incurred. Certain specifically defined fundamental and prototype research projects, executed by the Company’s Belgian subsidiary in collaboration with other research centers, are partly funded by research and development grants provided by the IWT (Flemish Institute for the enhancement of scientific technologic research in the industry) and the European Commission (the “Authorities”). Such grants are recorded as a reduction to research and development expense as costs are incurred and when it is reasonably assured that all conditions under the grant agreement will be met. Management regularly evaluates whether it is reasonably assured that such conditions will be met.
Capitalized Software Development Costs for Internal Use
      In accordance with the provisions of Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” the Company capitalizes internal and external costs to develop or obtain internal use software during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred, as are training and maintenance costs. The Company capitalized approximately $1,381,000, $465,000 and $10,372,000 relating to purchased software and the internal and external costs to develop that software in 2004, 2003 and 2002, respectively. Amortization is computed using the straight-line method over the estimated useful life of the assets, which has been determined to be three years.
Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s customers include, but are not limited to, other U.S. and foreign semiconductor manufacturers and manufacturers of computer systems, automobiles, and medical, industrial and telecommunications equipment. Management believes that any significant risk of accounting loss is reduced due to the diversity of its products and end customers. The Company performs ongoing credit evaluations of its customers’ respective financial condition and requires collateral, such as prepayments or letters of credit, when deemed necessary. The Company monitors the need for an allowance for doubtful accounts based on historical losses, economic conditions and expected collections of accounts receivable. No one customer accounted for neither greater than 10% of revenue nor net accounts receivable for the years ended December 31, 2004, 2003, or 2002.
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
Property, Plant and Equipment
      Property, plant and equipment is stated at cost, including capitalized interest. Any assets acquired as part of the purchase of all or a portion of another company’s operations are stated at their relative fair values at the date of acquisition. Depreciation and amortization are computed using the straight-line method over the estimated useful lives of the assets ranging from three to thirty years. Repair and maintenance costs are expensed as incurred.
      Depreciation expense related to property, plant and equipment was approximately $40,417,000, $37,657,000 and $35,959,000 for the years ended December 31, 2004, 2003 and 2002, respectively.
Restricted Cash
      Restricted cash is comprised of an escrow account, which was created to provide for the duties and obligations associated with an employment agreement between the Company and its Chief Executive Officer. Restricted cash is included as a component of other assets. (See Note 3.)
Intangible Assets
      Intangible assets are recorded at the lower of cost or their net realizable value and are being amortized on a straight-line basis over six months to fifteen years.
      The following table summarizes the gross carrying amount and accumulated amortization for each major class of intangible assets at December 31 (in thousands):

	2004		2003

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Useful Life

Licenses	$70,810	$61,840	$68,635	$59,161	0.5 to 15 years
Non-compete agreements	395	26	—	—	2 years
Customer relationships	10,095	195	—	—	4 to 10 years
Developed technology	12,679	342	—	—	5 years
Patents	4,207	816	770	770	5 to 10 years
Contracts	325	146	325	81	5 years

Total	$98,511	$63,365	$69,730	$60,012

      Amortization expense relating to intangible assets, except for acquisition-related intangible assets, was approximately $2,041,000, $2,411,000 and $2,894,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are classified in research and development expenses in the accompanying statements of operations. Amortization expense related to acquisition-related intangible assets was approximately $1,312,000, $4,751,000 and $8,100,000 for the years ended December 31, 2004, 2003 and 2002, respectively. These amounts are shown as a separate line item in operating expenses in the accompanying statements of operations.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The scheduled amortization expense for the next five years is as follows (in thousands):

2005	$6,183
2006	$6,075
2007	$5,554
2008	$5,116
2009	$4,144
Impairment of Long-Lived Assets
      The Company regularly evaluates the carrying amounts of long-lived assets, including its property, plant and equipment and intangible assets, as well as the related depreciation and amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant judgment by management, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows.
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
Debt Issuance Costs
      Debt issuance costs relate to fees incurred to obtain and amend bank term loans and revolving credit facilities and fees incurred in connection with senior subordinated notes issued in January 2003 (see Note 6). These costs are being amortized to interest expense over the respective lives of the debt issues on a straight-line basis, which approximates the effective interest method. Amortization expense was approximately $1,265,000, $1,282,000 and $1,315,000 for the years ended December 31, 2004, 2003 and 2002, respectively. As explained below, during 2003, the Company repaid the original term loan and a portion of the senior subordinated notes. In connection with this repayment, the Company expensed approximately $7,884,000 of unamortized debt issuance costs, which is included as part of Other income (expense) charges on the accompanying 2003 consolidated statements of operations.
Goodwill
      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In accordance with the guidelines of this accounting principle, goodwill and intangible assets with indefinite lives are no longer amortized, but are assessed for impairment on at least an annual basis. In accordance with SFAS No. 142, the Company identified its reporting units and determined the carrying value of the reporting units by assigning assets and liabilities, including goodwill and intangible assets, to the reporting units. As of December 31, 2004

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
and 2003, all of the Company’s goodwill is classified within the Company’s Integrated Mixed Signal Products segment, which is comprised of one reporting unit, the Integrated Mixed Signal Business Unit.
      As of December 31, 2004 and 2003, the Company’s gross goodwill balance is approximately $38,671,000 and $23,033,000, respectively, with accumulated amortization of approximately $21,822,000 for each period.
      SFAS No. 142 requires a two-step impairment test. In the first step, the Company determined the fair value of the reporting unit using a discounted cash flow valuation model and compared it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any.
      In the second step of the goodwill impairment test, the implied fair value of the reporting unit goodwill is compared to the carrying value. The implied fair value of the reporting unit goodwill is determined as if the reporting unit had been acquired in a business combination. If the carrying value of the reporting unit goodwill exceeds the implied value, an impairment loss is recognized in an amount equal to the excess.
      The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for its reporting unit in the fourth quarter of each fiscal year. The Company performed its annual impairment test for goodwill, not including the goodwill acquired from Dspfactory in November 2004 (See Note 16), during the fourth quarter and concluded that goodwill was not impaired. Due to the proximity of the Dspfactory acquisition to the Company’s fiscal year end, the Company believes that the fair value of the reporting unit subsequent to the acquisition would continue to exceed the carrying value, including goodwill of $15,638,000 acquired as part of the Dspfactory acquisition, at December 31, 2004
Foreign Currency
      The U.S. dollar is the functional currency for the Company’s operations in the Philippines. Remeasurement adjustments that result from the process of remeasuring this entity’s financial statements into U.S. dollars are included in other income (expense) and have not been significant for the years ended December 31, 2004, 2003 and 2002.
      The local currencies are the functional currencies for the Company’s fabrication facilities, sales operations and/or product design centers in Canada, Europe and Asia. Cumulative translation adjustments that result from the process of translating these entities’ financial statements into U.S. dollars are included as a component of comprehensive income and total approximately $25,625,000 and $17,000,000 as of December 31, 2004 and 2003, respectively.
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

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
are subject to a wide range of variables, many of which involve management’s estimates and therefore the deferred tax asset may not be ultimately realized.
Stock Options
      The Company has elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options rather than adopting the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.”
      Stock compensation expense for options and/or warrants granted to non-employees has been determined in accordance with SFAS No. 123 and the Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The fair value of options or warrants granted to non-employees is periodically re-measured as the underlying options or warrants vest.
      The following table provides pro forma information for the years ended December 31 that illustrates the net income (loss), net income (loss) attributable to common stockholders (in thousands, except per share data), and net income (loss) per common share as if the fair value method had been adopted under SFAS No. 123.

	2004	2003	2002

Net income (loss) as reported	$52,369	$(416)	$5,110
Less: Stock compensation expense determined under the fair value method, net of related tax effects	(3,852)	(301)	(383)
Add: Compensation expense associated with accelerated stock options, net of related tax effects	418	385	—
Amortization of deferred compensation, net of related tax effects	77	26	—

Pro forma net income (loss)	49,012	(306)	4,727
Preferred stock dividend as reported	—	(46,327)	(62,502)

Pro forma net income (loss) attributable to common stockholders	$49,012	$(46,633)	$(57,775)

Net income (loss) per common share:
Basic as reported	$0.63	$(0.84)	$(1.24)
Diluted as reported	$0.60	$(0.84)	$(1.24)
Pro forma basic	$0.59	$(0.84)	$(1.24)
Pro forma diluted	$0.57	$(0.84)	$(1.24)
      The fair value of stock options was estimated at the date of grant using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of these options was

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
estimated at the date of the grant based on the following weighted-average assumptions as of December 31:

	2004	2003	2002

Dividend yield	0%	0%	0%
Volatility	75%	8%	0%
Risk-free interest rate	3.14%	2.07%	2.88%
Expected life in years	3.7	2.5	2.5
Weighted average fair value of options at grant date*	$8.05	$2.16	$0.09

*	The fair value of these options was estimated at the date of grant using the Black Scholes Value option pricing model subsequent to the IPO in 2003 and the Minimum Value option pricing model prior to the IPO.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis over the options’ vesting period. Because the effect of SFAS No. 123 is prospective, the impact on pro forma net income and earnings per share may not be representative of compensation expense in future years.
Advertising
      Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 31, 2004, 2003 and 2002 were not material to the consolidated financial statements.
Earnings Per Share
      The Company calculates earnings per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net earnings per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of the common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive common equivalent shares consist of stock options and warrants.
      Options to purchase 1,207,033, 4,865,119 and 5,491,034 shares of common stock and warrants to purchase 4,603,032, 4,674,735 and 13,787,883 shares of common stock were outstanding as of December 31, 2004, 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.
      On September 4, 2003, the Company’s Board of Directors and stockholders effected a one-for-three reverse split of the Company’s outstanding common stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.
      The following table sets forth the computation of basic and diluted shares outstanding for the years ended December 31 (in thousands, except per share data):

	2004	2003	2002

Weighted-average basic shares outstanding	82,884	55,427	46,407
Effect of dilutive securities — shares issuable upon exercise of options and warrants	3,725	—	—

Weighted-average fully diluted shares outstanding	86,609	55,427	46,407

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Derivatives
      In 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was subsequently amended by SFAS No. 137, “Accounting for Derivative Financial Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. (See Note 13 for further discussion.)
Recent Accounting Pronouncements
      In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. The accounting provisions of SFAS No. 123R are effective for reporting periods beginning after June 15, 2005. The Company is required to adopt SFAS No. 123R in the third quarter of 2005. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock Options” above for the pro forma net income and net income per share amounts, for 2002 through 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Because SFAS No. 123R provides for the use of differing valuation models and other required estimates such as an estimate of future forfeitures, management has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to the current pro forma disclosures under SFAS No. 123. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. Management has not yet made a determination on which adoption method will be used. Management is currently evaluating these and other requirements under SFAS No. 123R and expect the adoption to have a material adverse impact on the Company’s consolidated statements of operations, although it will have no impact on the Company’s overall financial position.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-1, “Application of FASB Statement No. 109, “Accounting for Income Taxes,” to the Tax Deduction on Qualified Production Activities Provided by the American Jobs Creation Act of 2004 (AJCA).” The AJCA introduces a special 9% tax deduction on qualified production activities. FAS 109-1 clarifies that this tax deduction should be accounted for as a special tax deduction in accordance with Statement 109. Because of net operating loss carryforwards, it is unlikely that the Company will be able to claim this tax benefit during 2005. Management does not expect the adoption of this new tax provision to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.
      In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The AJCA introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. Management expects to repatriate a portion of our unremitted foreign earnings during 2005. See Note 8 for further discussion.
      In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29.” The guidance in APB Opinion No. 29, Accounting for

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS No. 153 is effective for nonmonetary exchanges occurring in fiscal periods beginning after June 15, 2005. The Company’s adoption of SFAS No. 153 is not expected to have a material impact on its financial position and results of operations.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . . under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges . . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on its financial position and results of operations.
Reclassifications
      Certain prior year amounts shown have been reclassified to conform to the current year presentation.

3.	Financial Statement Details
      Inventories consist of the following at December 31 (in thousands):

	2004	2003

Raw materials	$5,533	$5,307
Work-in-process	27,651	27,213
Finished goods	19,047	13,079

	$52,231	$45,599

      Other current assets consist of the following at December 31 (in thousands):

	2004	2003

Receivable from affiliate	$484	$1,909
Research and development grant receivable	8,096	6,734
Other	4,321	410

	$12,901	$9,053

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Other long-term assets consist of the following at December 31 (in thousands):

	2004	2003

Restricted cash	$1,809	$4,200
Prepaid pension asset	12,598	13,103
Debt issuance costs	7,059	8,324
Other	1,791	985

	$23,257	$26,612

      Property, plant and equipment consists of the following at December 31 (in thousands):

	2004	2003

Land and buildings	$65,722	$63,094
Machinery and equipment	407,165	386,004
Construction-in-progress	9,992	12,326

	482,879	461,424
Less accumulated depreciation	(283,636)	(255,515)

	$199,243	$205,909

      Accrued expenses and other current liabilities consist of the following at December 31 (in thousands):

	2004	2003

Accrued employee compensation	$31,361	$29,212
Reserve for restructuring charges	5,268	856
Reserve for product development project losses	7,004	6,281
Investment grant payable	3,916	3,596
Interest payable	5,979	6,045
Other	8,933	8,195

	$62,461	$54,185

4.	Lease and Other Commitments
      The Company leases certain facilities and equipment under noncancelable operating lease arrangements, some of which include various renewal options and escalation clauses. During the years ended December 31, 2004, 2003 and 2002, rental expense under such arrangements was approximately $7,074,000, $6,650,000 and $2,509,000, respectively.
      Approximate future minimum annual rental commitments at December 31, 2004 are as follows (in thousands):

2005	$5,032
2006	$3,228
2007	$2,539
2008	$1,960
2009	$1,503
      In order to achieve more favorable pricing and ensure delivery when demanded, the Company contracts for certain chemicals, raw materials, and services at fixed prices but not fixed quantities. These

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
contracts are renegotiated on either a quarterly or annual basis. As no fixed quantities are required and terms are less than one year, no reportable commitment is deemed to exist for these contracts.
      In October 1995, the Company entered into a 15-year take-or-pay supply agreement under which Praxair, Inc. (“Praxair”) will supply 100% of the Company’s need for certain industrial gases. The Company does have the option to purchase these gases elsewhere, if the Company can prove that market prices are lower than those charged by Praxair. In 2004, 2003 and 2002 the Company purchased approximately $1,937,000, $1,674,000 and $1,918,000 under this agreement. No amounts have been paid out under the take-or-pay provision of the contract. In March 2003, the Company entered into a three-year take-or-pay supply agreement under which ZMD, GmbH (“ZMD”) will reserve manufacturing capacity for the Company equal to 400 five-inch wafers per year. The amounts purchased under this agreement were immaterial to the audited consolidated financial statements for the years ended December 31, 2004 and 2003.
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

5.	Transactions with Related Parties
      Pursuant to the terms of the Recapitalization Agreement, the Company entered into advisory agreements with affiliates of CVC and FP (the Sponsors) pursuant to which the Sponsors may provide financial, advisory and consulting services to the Company. For 2003 and 2002 expenses totaling $1,500,000 and $2,000,000, respectively, were recorded related to these advisory agreements. During September 2003, the Company entered into amendments to these advisory agreements whereby the annual advisory fees payable under these agreements ceased. The amendments called for a one-time payment of $8,500,000 for investment banking and financial advisory services, which was paid in September 2003 and is included in nonrecurring charges in the accompanying 2003 statement of operations.
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
      The remaining obligation was paid in 2004 and no amounts were accrued or receivable under this agreement as of December 31, 2004. As of December 31, 2003, the remaining obligation was approximately ¥100,000,000, or $935,000 using an estimated exchange rate of approximately $0.00935/¥. The contra-liability as of December 31, 2003 was $1,100,000, representing one-half of the liability remaining and one-half of those items paid by the Company, but not yet invoiced to Nippon Mining’s subsidiary during 2003.
      Also, in conjunction with the Recapitalization Agreement, Nippon Mining’s subsidiary agreed to indemnify the Company for any property tax, foreign tax and sales and use tax obligations outstanding at December 21, 2000 (totaling approximately $6,343,000). As of December 31, 2003, the Company had remaining accruals of approximately $275,000 in accrued expenses and a corresponding receivable of $1,729,000 representing remaining accruals and those items paid by the Company, but not yet invoiced to

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Nippon Mining’s subsidiary, during 2003. All remaining amounts were paid in 2004 and no amounts were accrued or receivable under this agreement at December 31, 2004.

6.	Long-Term Debt
      The following table summarizes the Company’s outstanding long-term debt at December 31, (in thousands):

	2004	2003

Term loan	$123,438	$124,687
Senior subordinated notes	130,000	130,000

	253,438	254,687
Less current portion	1,250	1,250

Total long-term debt	$252,188	$253,437

Refinancing of Senior Credit Facilities
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
Amendments to Senior Credit Facilities
      On September 26, 2003, the Company and AMIS entered into amended and restated Senior Secured Credit Facilities (the Facilities) consisting of a $125,000,000 Term Loan and increased the amount available on the Revolving Credit Facility, discussed above, to $90,000,000. The new Term Loan requires a principal payment of $312,500, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on September 26, 2008. The Revolving Credit Facility ($20,000,000 of which may be in the form of letters of credit) is available for working capital and general corporate purposes. As of December 31, 2004, no amount was drawn on the Revolving Credit Facility.
      The interest rates on the Term Loan at December 31, 2004 and 2003 were 4.92% and 3.64%, respectively. No interest rate hedging arrangements existed at December 31, 2004.
      The Facilities require the Company to maintain a consolidated interest coverage ratio and a maximum senior leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement, as amended. The Facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants at December 31, 2004.
      The Facilities are unconditionally guaranteed by AMIS Holdings and each existing domestic subsidiary and by each subsequently acquired or organized domestic subsidiary. The Facilities are secured by substantially all of the assets of the domestic subsidiaries including but not limited to: (a) a first-priority pledge of (i) all the capital stock of AMI Semiconductor, and (ii) all the capital stock of any subsidiary guarantor, and (b) perfected first-priority security interests in substantially all tangible and intangible assets of AMI Semiconductor and each guarantor.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On August 26, 2004 the Company and AMIS entered into an amendment agreement with the lenders of the Facilities. The amendment consented to the acquisition of the assets comprising the digital signal processing business from Dspfactory, Ltd., (see Note 16) and the acquisition of the equity interests of dspfactory, S.A. The amendment also modified the capital expenditure limitations in the covenants.
Senior Subordinated Notes
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
      On November 1, 2003, the Company used proceeds from the IPO and the new Term Loan to exercise a call provision and redeem 35% of the senior subordinated notes for $77,525,000, plus accrued interest to the date of redemption. Pusuant to the Indenture, this amount included a premium of 10.75% of the principal amount, which was charged to expense in 2003. In connection with the repayment of the senior subordinated notes, the Company wrote off approximately $2,773,000 of deferred financing costs. The premium and write-off of the deferred financing costs were charged to Other income (expense) in 2003 on the accompanying consolidated statements of operations. At December 31, 2004, the remaining balance of the senior subordinated notes of $130,000,000 had a fair market value of approximately $152,425,000 (based on the market price of the bonds). AMIS cannot redeem the remainder of the senior subordinated notes before February 1, 2008. On or after February 1, 2008, AMIS can redeem some or all of the senior subordinated notes at certain specified prices, plus accrued interest to the date of redemption.
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
Aggregate Maturities of Long-Term Debt
      The following table summarizes the aggregate maturities of the Company’s long-term (in thousands):

	2005	2006	2007	2008	2009	Thereafter

Term Loan	$1,250	$1,250	$1,250	$119,688	$—	$—
Senior Subordinated Notes	—	—	—	—	—	130,000

Total	$1,250	$1,250	$1,250	$119,688	$—	$130,000

7.	Customer-Funded Product Development Activities
      Customer-funded product development activities are accounted for as contracts. The Company evaluates individual contracts and, where appropriate, records an accrual for any contracts that individually are expected to result in an overall loss. Revenue earned and costs incurred on product development contracts for the years ended December 31, 2004, 2003 and 2002, are as follows: 2004 — $32,272,000 and $24,083,000, respectively; 2003 — $34,645,000 and $25,840,000, respectively; and 2002 — $30,495,000 and $23,557,000, respectively.

8.	Income Taxes
      The provision for income taxes for the years ended December 31 is as follows (in thousands):

	2004	2003	2002

Federal:
Current	$149	$11	$10
Deferred	5,466	(12,522)	(202)

	5,615	(12,511)	(192)
State:
Current	26	2	1
Deferred	936	(2,147)	(34)

	962	(2,145)	(33)
Foreign:
Current	12,353	11,372	331
Deferred	(3,927)	(4,759)	1,059

	8,426	6,613	1,390

Total	$15,003	$(8,043)	$1,165

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% for the following years ended December 31 as follows (in thousands):

	2004	2003	2002

Federal tax at statutory rate	$23,580	$(2,960)	$2,196
State taxes (net of federal benefit)	4,042	(508)	376
Foreign taxes	(5,632)	(6,259)	(1,564)
Foreign research and development credits	(897)	—	—
Change in valuation allowance	(6,375)	1,869	—
Other, net	285	185	157

Total	$15,003	$(8,043)	$1,165

Effective tax rate	22.3%	(95.1)%	18.6%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in thousands):

	2004	2003

Deferred tax assets:
Foreign research and development investment deduction	$19,747	$10,827
Reserves not currently deductible	8,203	7,945
Intangible asset basis difference	71,865	78,078
Net operating loss carryforwards	37,518	37,578
Tax credit carryforwards	2,662	2,409
Inventory valuation	876	968
Other	309	401

Total deferred tax assets	141,180	138,206
Deferred tax liabilities:
Tax in excess of book depreciation	(34,602)	(33,420)
Prepaid pension asset	(4,282)	(4,430)
Other	(5,830)	(2,496)

Total deferred tax liabilities	(44,714)	(40,346)

	96,466	97,860
Valuation allowance	(50,334)	(50,246)

Net deferred tax assets	$46,132	$47,614

      Pretax income from foreign operations was approximately $36,224,000 for 2004, $31,395,000 for 2003, and $7,199,000 for 2002. As of December 31, 2004, unremitted pretax earnings of certain foreign subsidiaries in the amount of approximately $93,700,000 is considered by the Company to be permanently invested outside the U.S. and, accordingly, U.S. income taxes have not been provided on this amount.
      During 2005, the Company intends to repatriate a portion of the unremitted pre-tax earnings of certain of its foregoing subsidiaries, and take advantage of lower tax rates allowed under the American Jobs Creation Act of 2004 (AJCA). The AJCA provides a temporary incentive for United States

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
corporations to repatriate accumulated income earned in foreign jurisdictions. However, the deduction is subject to a number of limitations and significant uncertainty remains about the way to interpret numerous provisions in the Act. Due to these factors, the Company has not yet completed its analysis as to whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Based upon its current analysis, the Company may repatriate from zero to $40,000,000, with related estimated income tax expense and liability of between zero and $6,000,000 in 2005. The Company plans to finalize its assessment after Congress or the Treasury Department provides additional clarifying language on key elements of the repatriation provision.
      Changes in the Company’s deferred tax valuation allowance for 2004 included a decrease of $6,375,000 based on projections of future U.S. taxable income. Offsetting this decrease was an increase in the deferred tax valuation allowance of $6,463,000 relating to disqualifying dispositions of stock options during 2004. Although the Company is allowed a tax deduction for the amount of income realized by its option holders in disqualifying dispositions, a valuation allowance was established because the net operating loss carryforward generated from operation are required to be utilized first and the Company determined that it was not more likely than not that the net operating loss carryforwards attributable to the excess stock-based compensation tax deduction could be utilized.
      The Company has prepared an analysis of projected future taxable income, including tax strategies available to generate future taxable income. Based on that analysis, the Company believes its valuation allowance reduces the net deferred tax asset to an amount that will more likely than not be realized.
      At December 31, 2004, aggregated state and federal net operating loss carryforwards were $91,476,000 and aggregated tax credit carryforwards were $2,662,000. Net operating loss carryforwards will begin to expire in 2021. The tax credit carryforwards include federal and state research and development and state investment tax credits, which begin expiring in 2015. At December 31, 2004, the Company had no remaining of foreign net operating loss carryforwards. Under the “change of ownership” provisions of the Internal Revenue Code utilization of the Company’s net operating loss carryforwards are subject to an annual limitation.

9.	Employee Benefit Plans
Defined Contribution Plans
      Substantially all United States employees are eligible to participate in a 401(k) plan sponsored by the Company. This plan requires the Company to match 50% of employee contributions, as defined, up to 6% of the employee’s annual salary. For the years ended December 31, 2004, 2003 and 2002, employer contributions totaled approximately $1,757,000, $1,660,000 and $1,531,000, respectively.
      Certain Belgian employees are eligible to participate in a defined contribution plan. Under the terms of the plan, the Company is required to contribute amounts based on each respective employee’s pay grade. For the years ended December 31, 2004, 2003 and 2002 employer contributions totaled approximately $643,000, $592,000, and $237,000, respectively.
Defined Benefit Plan
      Certain Belgian employees are also eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The prepaid pension asset recorded on the accompanying 2004 and 2003 balance sheets represents the amount of the net assets in the pension fund in excess of the post-retirement obligation.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following disclosures regarding this pension plan are based upon an actuarial valuation prepared for the years ended December 31 (in thousands):

	2004	2003

Change in benefit obligation:
Benefit obligation at beginning of period	$21,916	$15,950
Service cost	2,070	1,889
Interest cost	1,133	1,035
Benefits, administrative expenses and premiums paid	(288)	(403)
Actuarial (gain) loss	4,177	(140)
Foreign currency translation loss	2,442	3,585

Benefit obligation at end of period	31,450	21,916
Change in plan assets:
Fair value of plan assets at beginning of period	$34,995	$28,479
Actual return on plan assets	1,254	949
Benefits, administrative expenses and premiums paid	(288)	(403)
Foreign currency translation gain	2,843	5,970

Fair value of plan assets at end of period	38,804	34,995

Excess of plan assets over benefit obligation	7,354	13,079
Unrecognized net actuarial gain	4,759	21
Foreign currency translation gain	485	3

Prepaid pension asset	$12,598	$13,103

Components of net periodic benefit cost:
Service cost	$2,070	$1,889
Interest cost	1,133	1,035
Expected return on plan assets	(1,812)	(1,847)

Net periodic pension cost	$1,391	$1,077

Weighted average assumptions:
Discount rate	5.3%	6.0%
Expected return on plan assets	5.3%	6.0%
Compensation rate increase	4.0%	5.0%
      Under the Company’s contract with the plan administrator, the fund is guaranteed a minimum rate of return of 3.75%. The fund operates under an investment strategy to minimize risk in order to generate the guaranteed minimum rate of return. To ensure this rate of return, the fund’s assets are primarily invested in fixed income debt securities.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Projected benefits to be paid over the next ten years are as follows (in thousands):

Expected Benefits
to be Paid

2005	$—
2006	$—
2007	$140
2008	$2,713
2009	$92
2010 - 2014	$3,778
      There are no mandatory funding requirements. Because the plan is overfunded, the Company does not intend to make any contributions in 2005.
Retirement Plan — Philippines
      Employees in the Philippines are covered by a noncontributory defined benefit retirement plan (the Plan). The Plan provides employees with a lump-sum retirement benefit equivalent to one month’s salary per year of service based on the final monthly gross salary before retirement. Total benefit obligations under the Plan and contributions to the Plan are not material to the consolidated financial statements.

Collective Bargaining Agreements
      At December 31, 2004, the employees located in Belgium, representing 34% of the Company’s worldwide labor force, are represented by unions and have collective bargaining arrangements at the national, industry and company levels.

10.	Contingencies
      The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.
      In 2004 the Company produced parts for a customer that the customer incorporated into its product that it shipped to its customers. After experiencing a number of product failures, the customer initiated a recall of its product. In the fourth quarter of 2004, the Company accrued a charge of $1,100,000 to cover the cost of replacing the parts in the recalled products. The customer has asserted that the Company is liable for additional costs associated with the recall. Management believes the Company is not liable for any additional costs and is currently discussing the matter with the customer. Since the product recall is ongoing, management is not able to estimate a range of potential additional costs that may be incurred. However, management believes that the resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.
      In addition, the Company is a “primary responsible party” to an environmental remediation and cleanup at its former corporate headquarters in Santa Clara, California (see discussion below regarding indemnification by Nippon Mining’s subsidiary). Costs incurred by the Company include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. Management’s estimate of the remaining cost to fulfill its obligations under the remediation effort, as determined in consultation with its environmental consultants and the governing regulatory agency, is $425,000. The Company has accrued $425,000 at December 31, 2004 and $540,000 at December 31, 2003. The short-term portion of this accrual, or $133,000, is included in accrued expenses and the long-term

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
portion, or $292,000 is included in other long-term liabilities within the accompanying consolidated balance sheets. Due to the inherent uncertainties surrounding a contingency of this nature, there exists a reasonable possibility that such estimates could change in the near term.
      In conjunction with the Recapitalization Agreement, Nippon Mining’s subsidiary agreed to indemnify the Company for any obligation relating to this environmental issue. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” because amounts to be paid by the Company and reimbursed by Nippon Mining’s subsidiary are not fixed and determinable, the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded for $425,000 and $540,000 on the accompanying consolidated balance sheets as of December 31, 2004 and 2003, respectively, related to this matter.

11.	Stockholders’ Equity (Deficit)
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
      In order to fund a portion of the MSB acquisition described in Note 15, the Company issued 75,000 shares of Series C Senior Redeemable Preferred Stock (Series C Preferred Stock) on June 26, 2002 resulting in net proceeds to the Company of $75,000,000. The Series C Preferred Stock was entitled to quarterly cash dividends when, as and if declared by the Board of Directors. Such dividends were cumulative, whether or not earned or declared, and accrued at an annual compounding rate of 12.0%, and 16.0% after December 27, 2002, because the Series C Preferred Stock had not been redeemed by December 26, 2002. As discussed in Note 6, during 2003, the Company used proceeds from the senior subordinated notes to redeem the Series C Preferred Stock for a total, including cumulative dividends, of approximately $80,764,000.
Warrants
      In conjunction with the Recapitalization Agreement, AMIS Holdings issued a warrant to Nippon Mining’s subsidiary to purchase 4,603,032 shares of common stock for an initial exercise price of $19.41 per share. The warrants, which became exercisable upon the initial public offering in 2003, expire on December 31, 2010. At December 31, 2004 and 2003, AMIS Holdings had 4,603,032 shares of its authorized, unissued common shares reserved for issuance pursuant to the warrant obligation.
      In connection with the issuance of the Series C Preferred Stock, the Company issued warrants to purchase an aggregate of 4,220,979 shares of common stock at an exercise price of $0.03 per share. The number of warrants increased to 9,184,851 on December 27, 2002, since the Company had not redeemed the Series C Preferred Stock prior to December 26, 2002. The number of shares subject to the warrants and the exercise price are subject to customary anti-dilution adjustments. The warrants are immediately exercisable and expire on June 26, 2012. During October 2003, 9,113,148 of these warrants were net exercised by reducing the number of shares issued to the holders by the number of shares having a fair

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
market value equal to the exercise price. Net of the shares surrendered, 9,099,223 common shares were issued in exchange for the exercise of these warrants. At December 31, 2004, warrants representing 71,703 shares of common stock remain outstanding and shares have been reserved for potential issuance.
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

12.	Stock Based Compensation
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
      Under the guidance of Financial Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion 25,” to the extent that the exercise price of the original options, as compared to the fair value of the underlying stock at the time of the Recapitalization, is consistent with the relationship of the exercise price of the replacement options to the fair value of the underlying stock, a new measurement date does not exist and no compensation expense is required to be recorded at the time of the Recapitalization. However, under the terms of the replacement options, the exercise price of the Senior and Junior Preferred Stock portions of the units increases as dividends accrete on the underlying Senior and Junior Preferred Stock. As such, these components of the unit were variable. Therefore, compensation expense was measured and recorded each period based upon the incremental change in the exercise price of these components. For the years ended December 31, 2003 and 2002, the Company has recorded approximately $282,000 and $532,000, respectively as compensation expense with regard to these components.
      In conjunction with the IPO, the Company re-evaluated its prior estimates of the fair value of its common stock. As a result, the Company determined that certain options issued during 2003 were issued with exercise prices that were less than the deemed fair value of the Company’s common stock. As a result, deferred stock-based compensation of approximately $519,000 was recorded. The deferred stock-based compensation has been recorded as a component of stockholders’ equity and is being recognized over the vesting period of the underlying stock options using the straight-line method under FIN No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.”

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      During 2004, the vesting on certain options was accelerated making those options immediately exercisable upon termination of employment of a certain individual. The Company also granted stock options to a non-employee contractor. In accordance with FIN No. 44, the Company expensed approximately $762,000, which is included in general and administrative expenses on the accompanying consolidated statements of operations.
      During 2003, as part of the restructuring plan, the vesting on certain options was accelerated making those options immediately exercisable upon termination of employment of certain individuals. In accordance FIN No. 44, the Company expensed approximately $653,000, which is included in Restructuring and impairment charges on the accompanying 2003 consolidated statements of operations.
      The Company grants stock options pursuant to its Amended and Restated 2000 Equity Incentive Plan, which was originally adopted by Spinco (see Note 1) on July 29, 2000. In general, options granted vest over three and a half to four years. In 2003, the Board of Directors amended and restated the 2000 Equity Incentive Plan and revised the share reserve such that it shall not exceed in the aggregate 11,853,635 shares of common stock, plus an annual increase on the first day of each fiscal year during the term of the Plan beginning January 1, 2005 through January 1, 2010, in each case in an amount equal to the lesser of (i) 1,829,300 shares, (ii) 2.5% of the number of shares of the common stock outstanding on such date, or (iii) an amount determined by the Board.
      A summary of option activity under the Plan for the three years ended December 31, 2004, for both option units and common stock options is as follows:

				Weighted Average Exercise Price
		Number of	Number of
	Number of	Senior	Junior		Senior	Junior	Weighted-Average
	Common	Preferred	Preferred	Common	Preferred	Preferred	Remaining
	Shares	Shares	Shares	Shares	Shares	Shares	Contractual Life

Balance at January 1, 2002	5,126,102	576,497	462,797	0.72	7.70	7.78	8.60 years
Options granted	1,218,300	—	—	0.78	—	—
Options exercised	(486,922)	(7,775)	(4,250)	0.72	8.01	8.18
Options canceled	(367,493)	(44,194)	(35,412)	0.75	8.13	8.24

Balance at December 31, 2002	5,489,987	524,528	423,135	0.72	8.80	8.97	8.27 years
Options granted	682,065	—	—	10.58	—	—
Options exercised	(1,060,231)	(15,662)	(10,146)	0.66	9.35	9.59
Options canceled	(246,702)	(18,068)	(14,859)	0.82	9.20	9.41
Options redeemed	—	(490,798)	(398,130)	—	9.72	9.98

Balance at December 31, 2003	4,865,119	—	—	$2.11	$—	$—	7.75 years
Options granted	2,920,133	—	—	15.05	—	—
Options exercised	(1,417,249)	—	—	0.76	—	—
Options canceled	(293,578)	—	—	13.87	—	—

Balance at December 31, 2004	6,074,425	—	—	$8.08	$—	$—	8.12 years

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes exercisable options at December 31, 2004, 2003 and 2002:

Exercisable
Shares

December 31, 2004:
Common Stock	2,349,195
December 31, 2003:
Common Stock	2,549,871
December 31, 2002:
Common Stock	2,150,113
Senior Preferred Stock	376,334
Junior Preferred Stock	304,627
      The following information relates to common stock options outstanding and exercisable at December 31, 2004:

	Options Outstanding			Options Exercisable

		Weighted Average
	Number	Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

$ 0.53 - $ 3.96	3,101,459	6.78	$0.97	2,238,036	$0.83
$13.19 - $15.46	1,795,933	9.63	$14.21	—	$—
$16.08 - $20.00	1,177,033	9.32	$17.44	111,159	$19.83

$ 0.53 - $20.00	6,074,425	8.12	$8.08	2,349,195	$1.73

      The Company has 1,751,206 options for common stock available for grant at December 31, 2004. The Company has reserved shares of common stock for issuance for all outstanding options and options available for grant.
      During 2003, the Company adopted the Amended and Restated Employee Stock Purchase Plan and reserved 2,308,827 shares. This plan provides employees the opportunity to purchase common stock of the Company through payroll deductions. Under this Employee Stock Purchase Plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at the lesser of 85% of fair market value at either the enrollment date or the exercise date. The plan consists of overlapping offering periods of 18 months, divided into three purchase periods of six months each. As of December 31, 2004, 145,191 shares had been granted from this plan.
      On February 1, 2005, the Company amended the plan. Under the amended plan, employees may purchase shares of common stock at 90% of fair market value at the purchase date, which is the last trading date within the applicable offering period. The amended plan consists of offering periods of six months.

13.	Derivatives and Hedging
      The Company has entered into derivative contracts to hedge forecasted euro-denominated income streams. The Company has not chosen to pursue cash flow hedge accounting treatment under SFAS No. 133 and therefore changes in fair value are recognized on a current basis in the statement of operations. The Company’s objectives with holding derivatives are to minimize the risks associated with euro-denominated income and to reduce the impact of this exposure on results of operations.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The amounts recognized in the statements of operations pertaining to these hedges were not material for the years ended December 31, 2004, 2003, or 2002. No cash flow hedges were derecognized or discontinued in 2004, 2003, or 2002.
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
      Two such instruments were interest rate swap agreements that effectively converted interest rate exposure from variable rates to fixed rates of interest. During the quarter ended March 29, 2003 in conjunction with the Company’s repayment of a portion of the Term Loan one of these swap agreements was settled. The Company was required to pay approximately $365,000 to settle the instrument before its scheduled maturity in June 2003. This amount is recorded as other expense in the accompanying 2003 consolidated statements of operations. The remaining swap agreement matured during the quarter ended June  28, 2003. Under the swap agreements, the Company paid fixed rates of interest of 4.5% and 4.7% and received a floating rate of interest based on the three month LIBOR. The difference between amounts to be paid or received on the interest rate swap agreements was recorded as an increase or reduction of interest expense.
      The Company also entered into an interest rate cap agreement and an interest rate floor agreement on June 21, 2001. Both agreements were settled during the three months ended March 29, 2003 in conjunction with the Company’s repayment of a portion of the Term Loan. The interest rate cap agreement granted the Company the right to limit the LIBOR rate it would have paid on its variable rate debt to a maximum of 7.25%. The interest rate floor agreement restricted the Company from paying a LIBOR rate of less than 3.15% on its variable rate debt. The Company paid approximately $423,000 to settle the agreements. This amount is recorded as other expense in the accompanying 2003 consolidated statements of operations.

14.	Restructuring and Impairment Charges
      The Company entered into a non-compete agreement with Nippon Mining and its subsidiary in conjunction with the December 21, 2000 Recapitalization pursuant to which each of Nippon Mining and its subsidiary agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In connection with the Company’s 2003 review of the carrying value of its intangible assets, the Company reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and its subsidiary’s business focus and related capabilities. Effective June 26, 2003, the Company released each of Nippon Mining and its subsidiary from all of its obligations under the non-compete agreement. Therefore, the Company wrote off the remaining unamortized balance of this non-compete agreement of approximately $20,028,000 as of the effective date. This amount is included in impairment charges in the accompanying 2003 statement of operations.
      Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2003, and EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” in 2004, 2003 and 2002, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The 2004 plan involved the consolidation of sort operations in the United States and Belgium to the Philippines, the move of certain offices to lower cost locations and the termination of certain employees. The objectives of the plan were to increase the competitiveness of the Company and manage costs during the current period of end-market weakness. In total, approximately 110 employees in the United States and Belgium were terminated as part of this program in 2004. Such terminations affected virtually all departments within the Company’s business. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $7,892,000. As of December 31, 2004, approximately $2,760,000 had been paid out. The remaining accrual of approximately $5,132,000 is included in accrued expenses on the accompanying balance sheet at December 31, 2004 and is expected to be paid out in 2005. Additional expenses are expected to be incurred during 2005 relating to this plan primarily related to the relocation of the facilities and other severance benefits.
      The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees and sales representative firms were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1,713,000, which includes $653,000 related to the accelerated vesting on certain options making them immediately exercisable upon termination, as discussed in Note 12. As of December 31, 2004, approximately $980,000 had been paid out related to this plan. The remaining accrual relating to the 2003 plan of approximately $80,000 is included in accrued expenses on the accompanying balance sheet and is expected to be paid in 2005.
      The 2002 plan involved the curtailment of redundant functions between the U.S. and Belgian entities resulting from the MSB acquisition discussed in Note 15. In total 90 people employed by the Company prior to the MSB acquisition were terminated in connection with this restructuring program. The Company recorded related restructuring expense of approximately $457,000, all of which had been paid as of December 31, 2003. Additionally, relationships with certain sales representative firms in Europe were terminated because their duties were transferred to MSB. The expense associated with these terminations was approximately $478,000, all of which has been paid out as of December 31, 2003.
      The 2001 plan involved the closure of certain offices and the termination of certain management and other employees. The objectives of the plan were to increase the competitiveness of the Company and manage costs during the semiconductor industry downturn that began in 2000. In total, 265 employees were terminated as part of this program. Such terminations affected virtually all departments within the Company’s business. All terminated employees were notified in the period in which the charge was recorded. Expenses relating to the plan totaled approximately $4,983,000. As of December 31, 2004, approximately $4,601,000 of the 2001 restructuring expenses had been paid or the fixed assets had been written off. The remaining accrual for the 2001 plan, which represents lease termination and other costs of approximately $56,000, is included in accrued expenses on the accompanying balance sheet as of December 31, 2004. The remaining lease termination costs will be paid over the remaining lease terms, which end in July 2005. During 2002, approximately $287,000 of the 2001 restructuring accrual was reversed because certain estimates were revised.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Following is a summary of the restructuring accrual relating to the 2004, 2003, 2002 and 2001 plans (in thousands):

		Lease	Legal Fees
	Severance	Termination	and Other
	Costs	Costs	Costs	Total

Balance at January 1, 2002	953	381	349	1,683
2002 Expense	935	—	—	935
2002 Paid	(968)	(161)	(19)	(1,148)
2002 Reserve Reversal	(32)	75	(330)	(287)

Balance at December 31, 2002	888	295	—	1,183
2003 Expense	1,713	—	—	1,713
2003 Paid	(1,909)*	(131)	—	(2,040)

Balance at December 31, 2003	692	164	—	856
2004 Expense	7,687	187	17	7,892
2004 Paid	(3,314)	(108)	(17)	(3,439)
2004 Reserve Reversal	(41)	—	—	(41)

Balance at December 31, 2004	$5,024	$243	$—	$5,268

*	$653 non-cash

15.	Purchase of the Mixed Signal Business of Alcatel Microelectronics from STMicroelectronics
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

      The foregoing purchase price includes the allocation of certain operating liabilities between MSB and STMicroelectronics. Additionally, as part of the MSB acquisition, the Company prepared and approved a plan of restructuring in connection with the integration of MSB into the Company and included the costs of those restructuring activities in the purchase price pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination.” The restructuring costs that have been accrued and included in the purchase price primarily include costs associated with relocating and combining testing facilities related to the MSB acquisition with the Company’s existing facilities. The majority of these costs relate to employee severance. As of December 31, 2003, the Company had

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
terminated 42 employees as part of this transfer of the testing facilities. This relocation was substantially completed and all remaining costs paid during 2003. Additional costs, which were substantially paid in 2002, represent employee severance for 79 MSB employees that had duplicative responsibilities as those of the Company’s employees and were terminated as part of the Company’s plan.
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

16.	Other Acquisitions
      On November 12, 2004, the Company acquired substantially all of the assets and certain liabilities of Dspfactory Ltd., (“Dspfactory”) headquartered in Waterloo, Ontario, Canada. Dspfactory develops and markets ultra-miniature and ultra-low power digital signal processing solutions for audio devices targeting the medical and consumer markets. As part of the acquisition, the Company also acquired all of the common stock of Dspfactory’s wholly-owned subsidiary, dspfactory S.A., located in Neuchatel, Switzerland. Excluding cash acquired of approximately $222,000, the Company paid approximately $27,009,000 in cash, including fees and expenses, and 1,314,000 shares of common stock, with a value of $16,569,000, based on a stock price of $12.61 per share. An additional $8,500,000 in common stock is payable in whole or in part upon the achievement of certain revenue milestones in either 2005 or 2006. The purchase price of $43,578,000 was allocated as follows (in thousands):

Net tangible liabilities	$(534)
Intangible assets	28,474
Goodwill	15,638

Total	$43,578

      The value of the identifiable intangible assets was determined by management which utilized, among other factors, an independent appraisal by an independent financial consulting firm, LECG, LLC. In connection with the purchase, a charge of $1,530,000 for in-process research and development was recorded in the fourth quarter of 2004. The remaining identifiable intangible assets are being amortized over lives ranging from 2 to 10 years.
      The results of operations related to Dspfactory have been included in the Company’s statement of operations since the acquisition date.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
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

17.	Operating Segments and Geographic Information
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

Integrated Mixed Signal Products: designs, manufactures and markets system-level integrated mixed signal products using the Company’s proprietary wafer fabrication process technologies and the expertise of the Company’s analog and mixed signal engineers. The Company applies its mixed signal expertise primarily for sensors, controls, high voltage outputs and wireless or radio frequency communication.

Structured Digital Products: designs, manufactures and markets structured digital products, which involve the conversion of higher cost field programmable gate arrays, or FPGAs, into lower cost digital semiconductors, and medium complexity prime digital semiconductors, which are customized solutions developed directly from customer specifications rather than from a pre-existing semi-standard integrated circuits.

Mixed Signal Foundry Services: provides semiconductor manufacturing services primarily to original equipment manufacturers, or OEMs, and fabless semiconductor companies. The mixed signal foundry services segment focuses on manufacturing customized mixed signal semiconductors with long lifecycles and established process technologies that are also characterized by small to medium volume production runs.
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

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about segments (in thousands):

	Integrated	Structured
	Mixed Signal	Digital	Mixed Signal
	Products	Products	Foundry Services	Total

Year ended December 31, 2004:
Net revenue from external customers	$290,566	$119,581	$107,136	$517,283
Segment operating income	50,315	22,872	21,395	94,582
Year ended December 31, 2003:
Net revenue from external customers	$241,359	$96,689	$116,104	$454,152
Segment operating income	28,312	15,533	19,512	63,357
Year ended December 31, 2002:
Net revenue from external customers	$167,196	$85,031	$93,095	$345,322
Segment operating income (loss)	11,942	(589)	6,902	18,255
      Reconciliation of segment information to financial statements as of December 31 (in thousands):

	2004	2003	2002

Total operating income for reportable segments	$94,582	$63,357	$18,255
Restructuring and impairment charges	(7,851)	(21,741)	(648)
Nonrecurring charges	—	(11,401)	—

Operating income	$86,731	$30,215	$17,607

      There are intercompany sales and transfers recorded between geographical subsidiaries. Major operations outside the United States include fabrication facilities, sales offices and technology centers in Canada, Europe and Asia-Pacific, as well as subcontract assembly and test operations in the Asia-Pacific region. Foreign operations are subject to risks of economic and political instability and foreign currency exchange rate fluctuations.
      Transfers between geographic areas are accounted for at amounts that are generally above cost and consistent with the rules and regulations of governing tax authorities. Such transfers are eliminated in the consolidated financial statements. Although assets are tracked by geographical locations, they are not segregated by reportable segment nor reported separately for internal decision-making purposes.
      Geographic information about revenue based on shipments to customers by region is as follows for the years ended December 31 (in thousands):

	2004	2003	2002

Geographic information:
Revenue(1):
United States	$186,109	$174,314	$166,577
Other North America	31,777	11,616	25,263
Europe	213,874	184,567	84,532
Asia-Pacific	85,523	83,655	68,950

Total	$517,283	$454,152	$345,322

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographic information about property, plant and equipment associated with particular regions is as follows as of December 31 (in thousands):

	2004	2003

Property, plant and equipment, net:
United States	$152,599	$160,099
Europe	26,039	29,843
All other	20,605	15,967

Total	$199,243	$205,909

(1)	Revenue is attributed to geographic regions based on the shipments to customers located in those regions.
      U.S. export sales were approximately $92,895,000, $92,956,000 and $116,157,000 for the years ended December 31, 2004, 2003 and 2002, respectively. Levels of export sales varied by country in all periods.
      No one foreign country accounted for greater than 10% of total export sales in 2004 or 2002. Thailand accounted for 16% of total export sales during 2003.

18.	Condensed Consolidating Financial Statements
      The Senior Term Loan is fully and unconditionally guaranteed by AMIS Holdings and each existing domestic subsidiary and by each subsequently acquired or organized domestic subsidiary on a joint and several basis. Similarly, AMIS Holdings and each existing domestic subsidiary fully and unconditionally guarantee the senior subordinated notes issued on January 29, 2003 on a joint and several basis. The Company’s foreign subsidiaries do not provide guarantees for the Senior Term Loan or the senior subordinated notes. Below are condensed consolidating balance sheets, statements of operations and statements of cash flows of AMIS Holdings, Inc. as of December 31, 2004 and 2003 and for each of the three years in the period ended December 31, 2004, reflecting the financial position, results of operations and cash flows of those entities that guarantee the Senior Term Loan and the senior subordinated notes and those that do not.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2004

			AMIS	AMI	Other	Non-
			Holdings,	Semiconductor,	Guarantor	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Subsidiaries	Subsidiaries

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$161,661	$—	$10,159	$79,287	$—	$72,215
Accounts receivable, net	78,624	—	—	39,895	—	38,729
Intercompany accounts receivable	—	(14,862)	1,594	12,794	134	340
Inventories	52,231	—	—	28,970	—	23,261
Deferred tax assets	6,518	—	—	1,727	—	4,791
Prepaid expenses and other current assets	30,102	(225)	—	11,995	—	18,332

Total current assets	329,136	(15,087)	11,753	174,668	134	157,668
Property, plant and equipment, net	199,243	—	—	164,813	—	34,430
Investment in subsidiaries	—	(696,847)	361,865	181,137	153,845	—
Goodwill and other intangibles, net	51,995	—	—	18,801	—	33,194
Deferred tax assets	39,614	—	5,656	29,538	—	4,420
Other assets	23,257	—	1,809	8,759	—	12,689

Total assets	$643,245	$(711,934)	$381,083	$577,716	$153,979	$242,401

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,250	$—	$—	$1,250	$—	$—
Accounts payable	37,618	—	—	17,913	—	19,705
Intercompany accounts payable	—	(15,083)	95,254	(80,172)	1	—
Accrued expenses and other current liabilities	62,461	(243)	—	24,380	—	38,324
Income taxes payable	1,270	—	12	—	9	1,249

Total current liabilities	102,599	(15,326)	95,266	(36,629)	10	59,278
Long-term debt, less current portion	252,188	—	—	252,188	—	—
Other long-term liabilities	2,402	—	—	292	—	2,110

Total liabilities	357,189	(15,326)	95,266	215,851	10	61,388
Stockholders’ Equity (Deficit)
Common stock	848	(3,717)	848	—	—	3,717
Additional paid-in capital	530,580	(411,020)	530,580	251,653	75,908	83,459
Retained earnings (accumulated deficit)	(270,652)	(208,411)	(270,891)	84,587	55,756	68,307
Deferred compensation	(345)	—	(345)	—	—	—
Accumulated other comprehensive income	25,625	(73,460)	25,625	25,625	22,305	25,530

Total stockholders’ equity (deficit)	286,056	(696,608)	285,817	361,865	153,969	181,013

Total liabilities and stockholders’ equity (deficit)	$643,245	$(711,934)	$381,083	$577,716	$153,979	$242,401

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2004

			AMIS	AMI	Other	Non-
			Holdings,	Semiconductor,	Guarantor	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Subsidiaries	Subsidiaries

	(In thousands)
Revenue	$517,283	$(69,624)	$—	$319,303	$—	$267,604
Cost of revenue	270,963	(61,098)	—	161,815	—	170,246

	246,320	(8,526)	—	157,488	—	97,358
Operating expenses:
Research and development	77,238	(3,257)	—	52,683	—	27,812
Marketing and selling	42,984	(3,583)	—	29,087	—	17,480
General and administrative	28,674	(1,710)	471	20,765	1	9,147
Amortization of acquisition-related intangible assets	1,312	—	—	246	—	1,066
In-process research and development	1,530	—	—	658	—	872
Restructuring charges	7,851	—	—	1,974	—	5,877

	159,589	(8,550)	471	105,413	1	62,254

Operating income (loss)	86,731	24	(471)	52,075	(1)	35,104
Other income (expense):
Interest income (expense), net	(18,590)	(5)	201	(20,018)	15	1,217
Other income (expense), net	(769)	(18)	—	(654)	1	(98)
Equity earnings in subsidiaries	—	(106,680)	52,529	27,805	26,346	—

	(19,359)	(106,703)	52,730	7,133	26,362	1,119

Income (loss) before income taxes	67,372	(106,679)	52,259	59,208	26,361	36,223
Provision (benefit) for income taxes	15,003	—	(110)	6,679	9	8,425

Net income (loss)	$52,369	$(106,679)	$52,369	$52,529	$26,352	$27,798

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended in December 31, 2004

			AMIS	AMI	Other	Non-
			Holdings,	Semiconductor,	Guarantor	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by operating activities	$96,244	$(2,156)	$(21,794)	$75,383	$487	$44,324
Cash flows from investing activities:
Purchases of property, plant, and equipment	(32,410)	—	—	(24,584)	—	(7,826)
Purchase of business, net of cash acquired	(26,787)	—	16,569	(16,277)	—	(27,079)
Investment in subsidiary	—	2,156	—	—	(487)	(1,669)
Other	(832)	—	2,391	(3,432)	—	209

Net cash provided by (used in) investing activities	(60,029)	2,156	18,960	(44,293)	(487)	(36,365)
Cash flows from financing activities:
Payments on long-term debt	(1,250)	—	—	(1,250)	—	—
Proceeds from exercise of stock options for common and preferred stock	2,586	—	2,586	—	—	—

Net cash provided by (used in) financing activities	1,336	—	2,586	(1,250)	—	—
Effect of exchange rate changes on cash and cash equivalents	5,047	—	—	—	—	5,047

Net increase (decrease) in cash and cash equivalents	42,598	—	(248)	29,840	—	13,006
Cash and cash equivalents at beginning of year	119,063	—	10,407	49,446	—	59,210

Cash and cash equivalents at end of year	$161,661	$—	$10,159	$79,286	$—	$72,216

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Balance Sheet
December 31, 2003

			AMIS	AMI	Other	Non-
			Holdings,	Semiconductor,	Guarantor	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Subsidiaries	Subsidiaries

	(In thousands)
ASSETS
Current assets:
Cash and cash equivalents	$119,063	$—	$10,407	$49,446	$—	$59,210
Accounts receivable, net	73,585	—	—	33,474	—	40,111
Intercompany accounts receivable	—	(16,150)	696	13,420	118	1,916
Inventories	45,599	—	—	23,860	—	21,739
Deferred tax assets	6,653	—	—	1,829	—	4,824
Prepaid expenses and other current assets	20,777	(51)	—	9,687	—	11,141

Total current assets	265,677	(16,201)	11,103	131,716	118	138,941
Property, plant and equipment, net	205,909	—	—	168,322	—	37,587
Investment in subsidiaries	—	(542,701)	278,619	144,505	119,577	—
Goodwill and other intangibles, net	10,929	—	—	3,628	—	7,301
Deferred tax assets	40,961	—	5,534	36,071	—	(644)
Other assets	26,612	—	4,200	9,009	—	13,403

Total assets	$550,088	$(558,902)	$299,456	$493,251	$119,695	$196,588

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,250	$—	$—	$1,250	$—	$—
Accounts payable	34,753	—	—	14,752	—	20,001
Intercompany accounts payable	—	(16,171)	94,680	(78,509)	—	—
Accrued expenses and other current liabilities	54,185	(270)	—	23,336	—	31,119
Income taxes payable	1,088	—	—	6	—	1,082

Total current liabilities	91,276	(16,441)	94,680	(39,165)	—	52,202
Long-term debt, less current portion	253,437	—	—	253,437	—	—
Other long-term liabilities	360	—	—	360	—	—

Total liabilities	345,073	(16,441)	94,680	214,632	—	52,202
Stockholders’ Equity (Deficit)
Common stock	820	(3,717)	820	—	—	3,717
Additional paid-in capital	510,691	(387,952)	510,691	229,561	75,419	82,972
Retained earnings (accumulated deficit)	(323,021)	(101,732)	(323,260)	32,058	29,404	40,509
Deferred compensation	(475)	—	(475)	—	—	—
Accumulated other comprehensive income	17,000	(49,060)	17,000	17,000	14,872	17,188

Total stockholders’ equity (deficit)	205,015	(542,461)	204,776	278,619	119,695	144,386

Total liabilities and stockholders’ equity (deficit)	$550,088	$(558,902)	$299,456	$493,251	$119,695	$196,588

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2003

			AMIS	AMI	Other	Non-
			Holdings,	Semiconductor,	Guarantor	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Subsidiaries	Subsidiaries

	(In thousands)
Revenue	$454,152	$(30,671)	$—	$273,990	$—	$210,833
Cost of revenue	255,327	(24,701)	—	144,983	—	135,045

	198,825	(5,970)	—	129,007	—	75,788
Operating expenses:
Research and development	70,187	(2,070)	—	48,071	—	24,186
Marketing and selling	37,801	(4,014)	—	26,865	—	14,950
General and administrative	22,729	(47)	1,838	15,002	—	5,936
Amortization of acquisition-related intangible assets	4,751	—	—	4,119	—	632
Restructuring and impairment charges	21,741	—	—	21,749	—	(8)
Nonrecurring charges	11,401	—	8,500	2,901	—	—

	168,610	(6,131)	10,338	118,707	—	45,696

Operating income (loss)	30,215	161	(10,338)	10,300	—	30,092
Other income (expense):
Interest income (expense), net	(22,478)	(15)	261	(23,453)	14	715
Other income (expense), net	(16,196)	(146)	4	(16,641)	(3)	590
Equity earnings in subsidiaries	—	(53,846)	5,525	24,795	23,526	—

	(38,674)	(54,007)	5,790	(15,299)	23,537	1,305

Income (loss) before income taxes	(8,459)	(53,846)	(4,548)	(4,999)	23,537	31,397
Provision (benefit) for income taxes	(8,043)	—	(4,132)	(10,524)	—	6,613

Net income (loss)	$(416)	$(53,846)	$(416)	$5,525	$23,537	$24,784

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended in December 31, 2003

			AMIS	AMI	Other	Non-
			Holdings,	Semiconductor,	Guarantor	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Subsidiaries	Subsidiaries

	(In thousands)
Net Cash provided by operating activities	$70,672	$—	$6,762	$28,074	$—	$35,836
Cash flows from investing activities:
Purchases of property, plant, and equipment	(26,553)	—	—	(14,210)	—	(12,343)
Other	30	—	—	30	—	—
Investment in subsidiaries	—	—	80,764	(80,764)	—	—

Net cash provided by (used in) investing activities	(26,523)	—	80,764	(94,944)	—	(12,343)
Cash flows from financing activities:
Payments on long-term debt	(230,413)	—	—	(230,413)	—	—
Issuance of common and preferred stock, net of offering costs	470,276	—	470,276	—	—	—
Proceeds from senior term loan	125,000	—	—	125,000	—	—
Redemption of preferred stock	(550,244)	—	(550,244)	—	—	—
Payments on long-term payables	(1,401)	—	—	(1,401)	—	—
Proceeds from senior subordinated notes	200,000	—	—	200,000	—	—
Proceeds from exercise of stock options for common and preferred stock	939	—	939	—	—	—
Debt issuance costs	(11,356)	—	—	(11,356)	—	—
Payment to settle derivatives	(788)	—	—	(788)	—	—

Net cash provided by (used in) financing activities	2,013	—	(79,029)	81,042	—	—
Effect of exchange rate changes on cash and cash equivalents	10,717	—	—	—	—	10,717

Net increase in cash and cash equivalents	56,879	—	8,497	14,172	—	34,210
Cash and cash equivalents at beginning of year	62,184	—	1,910	35,274	—	25,000

Cash and cash equivalents at end of year	$119,063	$—	$10,407	$49,446	$—	$59,210

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Operations
Year Ended December 31, 2002

			AMIS	AMI	Other	Non-
			Holdings,	Semiconductor,	Guarantor	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Subsidiaries	Subsidiaries

	(In thousands)
Revenue	$345,322	$(9,790)	$—	$250,941	$—	$104,171
Cost of revenue	214,964	(9,091)	—	145,867	—	78,188

	130,358	(699)	—	105,074	—	25,983
Operating expenses:
Research and development	52,140	(593)	—	44,667	—	8,066
Marketing and selling	35,002	—	—	27,463	—	7,539
General and administrative	16,861	(106)	2,284	11,574	—	3,109
Amortization of acquisition-related intangible assets	8,100	—	—	8,100	—	—
Restructuring charges	648	—	—	302	—	346

	112,751	(699)	2,284	92,106	—	19,060

Operating income (loss)	17,607	—	(2,284)	12,968	—	6,923
Other income (expense):
Interest income (expense), net	(11,479)	(56)	265	(12,035)	6	341
Other income (expense), net	147	57	62	94	—	(66)
Equity earnings in subsidiaries	—	(17,948)	6,268	5,818	5,862	—

	(11,332)	(17,947)	6,595	(6,123)	5,868	275

Income (loss) before income taxes	6,275	(17,947)	4,311	6,845	5,868	7,198
Provision (benefit) for income taxes	1,165	—	(799)	577	—	1,387

Net income (loss)	$5,110	$(17,947)	$5,110	$6,268	$5,868	$5,811

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Condensed Consolidating Statement of Cash Flows
Year Ended in December 31, 2002

			AMIS	AMI	Other	Non-
			Holdings,	Semiconductor,	Guarantor	Guarantor
	Consolidated	Eliminations	Inc.	Inc.	Subsidiaries	Subsidiaries

	(In thousands)
Net cash provided by (used in) operating activities	$81,075	$103	$(4,768)	$75,229	$(98)	$10,609
Cash flows from investing activities:
Purchases of property, plant, and equipment	(21,987)	—	—	(18,118)	—	(3,869)
Purchase of business, net of cash acquired	(85,438)	—	—	(85,438)	—	—
Investment in subsidiaries	—	—	(69,296)	59,044	98	10,154

Net cash provided by (used in) investing activities	(107,425)	—	(69,296)	(44,512)	98	6,285
Cash flows from financing activities:
Payments on long-term debt	(13,150)	—	—	(13,150)	—	—
Issuance of common and preferred stock, net of offering costs	75,000	(103)	75,000	—	—	103
Payments on long-term payables	(1,759)	—	—	(1,759)	—	—
Debt Issuance costs	(2,170)	—	—	(2,170)	—	—
Proceeds from exercise of stock options for common and preferred stock	454	—	454	—	—	—

Net cash provided by (used in) financing activities	58,375	(103)	75,454	(17,079)	—	103
Effect of exchange rate changes on cash and cash equivalents	1,509	—	—	—	—	1,509

Net increase in cash and cash equivalents	33,534	—	1,390	13,638	—	18,506
Cash and cash equivalents at beginning of year	28,650	—	520	21,636	—	6,494

Cash and cash equivalents at end of year	$62,184	$—	$1,910	$35,274	$—	$25,000

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

19.	Quarterly Financial Data (unaudited)

	Year

	2004(1)				2003(1)

	Q1	Q2	Q3	Q4(2)	Q1	Q2(3)	Q3(4)	Q4(5)

	(In millions, except loss per share)
Revenue	$128.3	$134.5	$131.2	$123.3	$102.8	$108.4	$117.4	$125.6
Gross profit	$59.0	$63.2	$63.6	$60.5	$42.4	$47.5	$51.9	$57.0
Net income (loss)	$13.5	$15.4	$16.2	$7.3	$1.8	$(7.3)	$1.7	$3.4
Preferred stock dividend	—	—	—	—	$(15.8)	$(15.4)	$(15.1)	—

Net income (loss) attributable to common stockholders	$13.5	$15.4	$16.2	$7.3	$(14.0)	$(22.6)	$(13.5)	$3.4

Basic net income (loss) per common share	$0.16	$0.19	$0.20	$0.09	$(0.30)	$(0.48)	$(0.28)	$0.04
Diluted net income (loss) per common share	$0.16	$0.18	$0.19	$0.08	$(0.30)	$(0.48)	$(0.28)	$0.04
Weighted average number of common shares used to compute basic net income (loss) per common share	82.1	82.5	82.9	83.9	46.7	46.7	48.0	79.1
Weighted average number of common shares used to compute diluted net income (loss) per common share	86.3	86.3	86.4	87.3	46.7	46.7	48.0	86.3

(1)	Prior periods have been reclassified to conform to current period presentation.

(2)	In the fourth quarter of 2004, the Company recorded restructuring charges of $7.9 million related to the termination of certain employees. The results of the Dspfactory acquistion have been included in the Company’s operations since the November 12, 2004 acquisition date. The Company also recorded $1.5 million related to the write-off of in-process research and development in association with the acquisition of Dspfactory, Ltd.

(3)	In the second quarter of 2003, the Company recorded an impairment charge of $20 million related to the write-off of the remaining balance of a non-compete agreement, which was deemed by the Company to have no remaining value.

(4)	During the third quarter of 2003, the Company recorded nonrecurring charges of $8.5 million related to amendments to investment banking and financial advisory services arrangements, and for compensation expense of $2.9 million related to the redemption of options on preferred stock.

(5)	During the fourth quarter of 2003, the Company recorded restructuring charges of $1.7 million related to the termination of certain management and other employees as well as certain sales representatives in the United States. The Company also recorded other expenses of $7.5 million during the fourth quarter of 2003 for a premium paid in connection with the early redemption of a portion of the senior subordinated notes.

20.	Subsequent Events (unaudited)
      On March 2, 2005, the Company announced its intention to tender all of the outstanding $130,000,000 10 3/4% senior subordinated notes. In addition, the Company announced its intention to refinance its Senior Credit Facility. The proceeds from the new Senior Credit Facility along with existing cash will be used to pay the outstanding balance on the senior subordinated notes, the premium over par value on the senior subordinated notes and to repay the outstanding balance on the existing term loan.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Controls and Procedures
      Based on their evaluations as of December 31, 2004, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were effective.
      Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives. However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected.
      There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
Management’s Report on Internal Controls over Financial Reporting
      Management’s Report on Internal Controls over Financial Reporting is included on page 42 of this annual report on Form 10-K.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item with respect to directors and executive officers is incorporated by reference to our proxy statement for the 2005 annual meeting of stockholders, which will be filed on or before April 29, 2005.
      We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and corporate controller) and employees, known as the Code of Ethics. The Code of Ethics is available on our website at www.amis.com/investor — relations/corporate — governance.html. In the event that we amend or waive certain provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer or controller, or our other executive officers or directors, we intend to disclose the same on our website.

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated by reference to our 2005 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is incorporated by reference to our 2005 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated by reference to our 2005 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated by reference to our 2005 proxy statement.
PART IV

ITEM 15.	EXHIBITS, AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as part of this report:

(1) Financial Statements. See the “Index to Financial Statements” in Item 8.

(2) Financial Statement Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information has been provided in the consolidated financial statements or notes thereto.

(3) Exhibits. See Exhibit Index.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMIS HOLDINGS, INC.

By:	/s/ David A. Henry

David A. Henry
Chief Financial Officer
Date: March 11, 2005
      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ CHRISTINE KING Christine King	President and Chief Executive Officer (Principal Executive Officer)	March 11, 2005

/s/ DAVID A. HENRY David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 11, 2005

/s/ DIPANJAN DEB Dipanjan Deb	Director	March 11, 2005

/s/ COLIN SLADE Colin Slade	Director	March 11, 2005

/s/ DAVID M. RICKEY David M. Rickey	Director	March 11, 2005

/s/ GREGORY L. WILLIAMS Gregory L. Williams	Director	March 11, 2005

/s/ PAUL C. SCHORR IV Paul C. Schorr IV	Director	March 11, 2005

/s/ S. ATIQ RAZA S. Atiq Raza	Director	March 11, 2005

/s/ DAVID STANTON David Stanton	Director	March 11, 2005

/s/ JAMES A. URRY James A. Urry	Director	March 11, 2005

Exhibit Index

Exhibit
No.	Document

3.1	Restated Certificate of Incorporation of AMIS Holdings, Inc.(2)
3.2	Amended and Restated By-Laws of AMIS Holdings, Inc.(4)

4.1	Indenture dated as of January 29, 2003 among AMI Semiconductor, Inc., AMIS Holdings, Inc., AMI Acquisition LLC, AMI Acquisition II LLC and J.P. Morgan Trust Company, N.A.(1)
4.2	Form of Certificate of Common Stock, par value $0.01 per share, of AMIS Holdings, Inc.(2)

10.1	Credit Agreement dated as of December 21, 2000 among the Company, AMIS Holdings, Inc. (formerly named AMI Holdings, Inc.), the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the ‘Credit Agreement”)(1)

10.2	Global Assignment and Acceptance and Amendment dated as of February 20, 2001 relating to the Credit Agreement(1)

10.3	Amendment No. 2, Waiver and Agreement dated as of February 6, 2002, relating to the Credit Agreement(1)

10.4	Amendment No. 3, Wavier and Agreement dated as of May 2, 2002, relating to the Credit Agreement(1)

10.5	Amendment No. 4, Waiver and Agreement dated as of September 6, 2002, relating to the Credit Agreement(1)

10.6	Amended and Restated Credit Agreement among AMI Semiconductor, Inc., AMIS Holdings, Inc., the lenders party thereto and Credit Suisse First Boston, as Administrative Agent and Collateral Agent(4)

*10.7	Amended and Restated Employment Agreement dated as of August 15, 2001 by and between AMIS Holdings, Inc. and Christine King(2)

10.8	Amended and Restated Shareholders’ Agreement among AMIS Holdings, Inc. and the holders named therein(4)

10.9	Supply Agreement between STMicroelectronics, NV and AMI Semiconductor Belgium BVBA dated June 26, 2002 (1)

10.10	Form of warrant held by Merchant Capital, Inc. to purchase shares of common stock of AMIS Holdings, Inc.(1)

10.11	Form of warrant held by Nippon Mining Holdings, Inc. (formerly Japan Energy Electronic Materials, Inc.) to purchase shares of common stock of AMIS Holdings, Inc.(1)

10.12	Agreement dated May 8, 2002 between AMI Semiconductor Belgium BVBA, AMI Semiconductor, Inc. and STMicroelectronics NV for the acquisition of the business of the Mixed Signal Division of Alcatel Microelectronics(1)

10.13	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco Inc. and Francisco Partners GP, LLC(1)

10.14	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco, Inc. and TBW LLC(1)

*10.15	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan(3)

10.16	Form of Indemnification Agreement for directors and executive officers of AMIS Holdings, Inc.(2)

*10.17	Appendix to the Minutes of the General Shareholders’ Meeting regarding the Appointment of Mr. Walter Mattheus in the Office of Compensated Director of AMI Semiconductor Belgium BVBA dated June 26, 2002(8)

10.18	Assignment and Assumption Agreement dated June 26, 2002 between STMicroelectronics NV and AMI Semiconductor, Inc.; Assignment and Assumption Agreement dated June 26, 2002 between Alcatel Microelectronics NV and AMI Semiconductor, Inc.(1)

*10.19	AMIS Holdings, Inc. 2003 Employee Stock Purchase Plan, as amended

10.20	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.13(2)

10.21	Form of Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.14(2)

Exhibit
No.	Document

10.22	Asset Purchase Agreement dated September 9, 2004 among AMI Semiconductor, Inc., Emma Mixed Signal C.V., AMI Semiconductor Canada Company, AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein(5)

10.23	Share Purchase Agreement dated September 9, 2004 among AMI Semiconductor Netherlands B.V., AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein(5)

10.24	Amendment No. 1, Consent and Waiver Agreement dated August 26, 2004, to the Amended and Restated Credit Agreement dated as of September 26, 2003, among AMI Semiconductor, Inc., AMIS Holdings, Inc., the lenders party thereto and Credit Suisse First Boston, as Administrative Agent and Collateral Agent(5)

*10.25	Form of 2000 Equity Incentive Plan Stock Option Agreement(6)

*10.26	Key Manager Incentive Plan for 2004, as amended

*10.27	Key Manager Incentive Plan for 2005(7)

10.28	Amendment No. 1 to the First Amended and Restated Shareholders’ Agreement

10.29	Contract of Lease, as amended

10.30	Memorandum of Agreement, as amended

*10.31	Terms of Compensation Arrangement with Jon Stoner

*10.32	Summary of Key Terms of Additional Compensation Between AMIS Holdings, Inc. and Christine King

*10.33	Terms of Compensation Arrangement with Charlie Lesko

*10.34	Terms of Compensation Arrangement with David Henry

21.1	Direct and Indirect Subsidiaries of AMIS Holdings, Inc.(1)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits to our registration statement on Form S-4 (No. 333-103070).

(2)	Incorporated by reference to the exhibits to our registration statement on Form S-1 (No. 333-108028).

(3)	Incorporated by reference to the exhibits to our registration statement on Form S-8 (No. 333-111856).

(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 25, 2004.

(6)	Incorporated by reference to the exhibits to our current report on Form 8-K dated October 1, 2004, filed with the SEC on February 7, 2005.

(7)	Incorporated by reference to the exhibit to our current report on Form 8-K dated February 16, 2005 filed with the SEC on February 22, 2005.

(8)	Incorporated by reference to the Exhibits to the Registration Statement on Form S-4 (No. 333-1703070) of AMI Semiconductor, Inc. filed on June 2, 2003.