Form 10-Q
period 2005-04-02
AMIS HOLDINGS INC
filed 2005-05-06
CIK 1161963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended
April 2, 2005

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):

Yes ☑ No ☐

     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005

Common stock, $0.01 par value	85,504,180

AMIS Holdings, Inc.

ii

FORWARD-LOOKING STATEMENTS

     This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include general economic and political uncertainty, conditions in the semiconductor industry, changes in the conditions affecting our target markets, manufacturing underutilization, fluctuations in customer demand, raw material costs, exchange rates, timing and success of new products, competitive conditions in the semiconductor industry risks associated with international operations, the other factors identified under “Factors that May Affect Our Business and Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

iii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 2, 2005
	(unaudited)	December 31, 2004
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$87.3	$161.7
Accounts receivable, net	74.7	78.6
Inventories	54.0	52.2
Deferred tax assets	5.9	6.5
Prepaid expenses	17.8	17.2
Other current assets	7.0	12.9

Total current assets	246.7	329.1

Property, plant and equipment, net	192.3	199.2
Goodwill, net	16.9	16.9
Other intangibles, net	33.7	35.1
Deferred tax assets	54.5	39.6
Other long-term assets	24.0	23.3

Total assets	$568.1	$643.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.1	$1.3
Accounts payable	34.8	37.6
Accrued expenses	47.3	62.4
Income taxes payable	2.0	1.3

Total current liabilities	86.2	102.6

Long-term debt, less current portion	207.9	252.2
Other long-term liabilities	2.6	2.4

Total liabilities	296.7	357.2

Stockholders’ Equity:
Common stock	0.8	0.8
Additional paid-in capital	532.4	530.6
Accumulated deficit	(281.7)	(270.6)
Deferred stock-based compensation	(0.3)	(0.4)
Accumulated other comprehensive income	20.2	25.6

Total stockholders’ equity	271.4	286.0

Total liabilities and stockholders’ equity	$568.1	$643.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 2,	March 27,
	2005	2004
	(In millions, except per share data)
Revenue	$115.9	$128.3
Cost of revenue	62.1	69.3

	53.8	59.0

Operating expenses:
Research and development	21.0	19.6
Marketing and selling	9.7	10.4
General and administrative	6.5	6.6
Amortization of acquisition-related intangible assets	1.2	0.2
Restructuring charges	0.3	—

	38.7	36.8

Operating income	15.1	22.2

Other income (expense):
Interest income	0.8	0.3
Interest expense	(5.4)	(4.8)
Other income (expense), net	(34.8)	(0.3)

	(39.4)	(4.8)

Income (loss) before income taxes	(24.3)	17.4
Provision for (benefit from) income taxes	(13.2)	3.9

Net income (loss)	$(11.1)	$13.5

Basic net income (loss) per common share	$(0.13)	$0.16

Diluted net income (loss) per common share	$(0.13)	$0.16

Weighted average number of shares used in calculating basic net income (loss) per common share	85.2	82.1

Weighted average number of shares used in calculating diluted net income (loss) per common share	85.2	86.3

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 2,	March 27,
	2005	2004
	(In millions)
Cash flows from operating activities
Net income (loss)	$(11.1)	$13.5
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	12.0	10.2
Amortization of deferred financing costs	0.3	0.3
Stock-based compensation expense	0.1	0.1
Write-off of deferred financing costs	6.7	—
Deferred income taxes	(14.7)	0.1
Changes in operating assets and liabilities:
Accounts receivable	2.1	(10.2)
Inventories	(2.8)	3.3
Prepaid expenses and other assets	5.4	0.9
Accounts payable	(2.0)	(2.0)
Accrued expenses	(12.5)	(7.4)

Net cash (used in) provided by operating activities	(16.5)	8.8
Cash flows from investing activities
Purchases of property, plant and equipment	(3.7)	(9.7)
Change in restricted cash	(1.5)	—
Change in other assets	(5.0)	—

Net cash used in investing activities	(10.2)	(9.7)
Cash flows from financing activities
Payments on long-term debt	(253.5)	—
Proceeds from bank borrowings	210.0	—
Deferred financing costs	(2.7)	—
Proceeds from exercise of stock options	1.8	0.2

Net cash (used in) provided by financing activities	(44.4)	0.2
Effect of exchange rate changes on cash and cash equivalents	(3.3)	(1.7)

Net decrease in cash and cash equivalents	(74.4)	(2.4)
Cash and cash equivalents at beginning of period	161.7	119.1

Cash and cash equivalents at end of period	$87.3	$116.7

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

April 2, 2005

Note 1: Basis of Presentation

     The financial statements have been prepared on a consolidated basis in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of AMIS Holdings, Inc. (the “Company”) and its majority controlled and owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2004 contained in the Company’s Annual Report on Form 10-K.

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Securities and Exchange Commission Release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” has made the effective date the beginning of the first fiscal year after June 15, 2005. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock Options” in Note 2 for the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended April 2, 2005 and March 27, 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Because SFAS No. 123R provides for the use of differing valuation models and other required estimates such as an estimate of future forfeitures, the Company has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to or different from the current pro forma disclosures under SFAS No. 123. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. The Company has not yet made a determination on which adoption method it will choose. Management is currently evaluating these and other requirements under SFAS No. 123R and expects the adoption to have a significant impact on the Company’s consolidated statements of operations, although it will have no impact on the Company’s overall financial position.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The American Jobs Creation Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company is considering whether to repatriate a portion of its unremitted foreign earnings during 2005. See note 5 below for further discussion.

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

     Stock compensation expense for options and/or warrants granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus on Issue No. 96-

18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (EITF 96-18).

     The following table provides pro forma information for the three month periods ended April 2, 2005 and March 27, 2004 that illustrates the net income (loss) and net income (loss) per common share as if the fair value method had been adopted under SFAS No. 123 (in millions, except per share data).

	Three Months Ended
	April 2, 2005	March 27, 2004
Net income (loss), as reported	$(11.1)	$13.5
Less: Stock-based compensation expense determined under the fair value method, net of related tax effects	(1.8)	(0.3)
Add: Stock-based compensation expense included in determination of net income (loss) as reported, net of related tax effects	—	0.1

Pro forma net income (loss)	$(12.9)	$13.3

Net income (loss) per common share:
Basic as reported	$(0.13)	$0.16
Diluted as reported	$(0.13)	$0.16
Pro forma basic	$(0.15)	$0.16
Pro forma diluted	$(0.15)	$0.15

Note 3: Inventories

     Inventories consist of the following (in millions):

		December 31,
	April 2, 2005	2004
Raw materials	$5.8	$5.5
Work-in-process	27.7	27.7
Finished goods	20.5	19.0

	$54.0	$52.2

Note 4: Net Income (Loss) per Common Share

     Basic net income (loss) per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income (loss) per share also includes the effect of common stock equivalents, consisting of stock options and warrants, if the effect of their inclusion is dilutive.

     The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions):

	Three Months Ended
	April 2,	March 27,
	2005	2004
Numerator (Basic and Diluted):
Net income (loss)	$(11.1)	$13.5
Denominator:
Weighted average shares outstanding-basic	85.2	82.1
Stock options and warrants (treasury stock method)	—	4.2
Weighted average shares outstanding-diluted	85.2	86.3

     Options to purchase 5.8 million and 0.5 million shares of common stock and warrants to purchase 4.6 million shares of common stock were outstanding at April 2, 2005 and March 27, 2004, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

     For the three months ended April 2, 2005, upon exercise of stock options, warrants and the issuance of shares under the employee stock purchase plan, 0.4 million, 0.1 million and 0.2 million shares of common stock were issued, respectively.

Note 5: Income Taxes

     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on management’s analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on projections of taxable income for the remainder of 2005 and for future periods, during the three month period ended April 2, 2005, the Company reversed approximately $1.6 million of the valuation allowance. Management’s analyses of future taxable income are subject to a wide range of variables, many of which involve estimates and, therefore, the Company’s deferred tax asset may not be ultimately realized in full.

     During 2005, the Company may repatriate a portion of the unremitted pre-tax earnings of certain of its foreign subsidiaries, and take advantage of lower tax rates allowed under the American Jobs Creation Act of 2004 (AJCA). The AJCA provides a temporary incentive for United States corporations to repatriate accumulated income earned in foreign jurisdictions. However, the incentive is subject to a number of limitations and significant uncertainty remains about the way to interpret numerous provisions in the Act. Due to these factors, the Company has not yet completed its analysis as to whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Based upon its current analysis, the Company may repatriate from zero to $40.0 million, with related estimated income tax expense and liability of between zero and $6.0 million in 2005. The Company plans to finalize its assessment after Congress or the Treasury Department provides additional clarifying language on key elements of the repatriation provision.

Note 6: Long-Term Debt

     The Company and AMI Semiconductor, Inc. maintain senior secured credit facilities consisting of a term loan and a revolving credit facility.

     On March 2, 2005, the Company announced a tender offer for its 10 3/4% senior subordinated notes as well as a refinancing of the existing $125.0 million term loan and $90.0 million revolving credit facility. On April 1, 2005, 100% of the outstanding notes had been repurchased and the indenture governing the senior subordinated notes was discharged. Proceeds from a new term loan of $210.0 million, entered into on April 1, 2005, and existing cash of $75.8 million were used to purchase the outstanding notes for $130.0 million, pay a premium on the notes and expenses associated with the tender of $28.0 million in the aggregate recorded in other expense on the accompanying unaudited condensed consolidated statement of operations, repay the outstanding balance of the previous term loan of $123.2 million, with the remainder used to pay accrued interest on the notes and the previous term loan and pay expenses related to the refinancing of the senior credit facilities. As a result of these transactions, total debt was reduced by $43.2 million. In conjunction with the refinancing, the Company recorded a charge of $6.8 million in other expense on the accompanying unaudited condensed consolidated statement of operations in the first quarter of 2005 for the write off of deferred financing and other costs associated with the notes and the previous senior credit facilities. In addition, the Company recorded $2.7 million in deferred financing costs related to the new senior credit facility, included in other long-term assets in the accompanying unaudited condensed consolidated balance sheet, which will be amortized over the term of the senior credit facility.

     The new senior credit facilities consist of the new term loan and a $90.0 million revolving credit facility, which remained undrawn at April 2, 2005. The term loan requires a principal payment of $0.5 million, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on April 1, 2012. The interest rate on the term loan at April 2, 2005 was 4.36%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

     The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of April 2, 2005.

     During January 2005 one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA obtained a Letter of Credit in association with the planned relocation to a new facility in the Philippines. The Letter of Credit is for $6.0 million, of which $3.0 million is collateralized with a cash deposit recorded as restricted cash in other assets on the accompanying unaudited condensed consolidated balance sheet. The face value of the Letter of Credit decreases every six months beginning June 30, 2006 by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The bank issuing the Letter of Credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA as additional collateral, which had not been done as of April 2, 2005.

Note 7: Comprehensive Income (Loss)

	For the three months ended:
	April 2, 2005	March 27, 2004
	(in millions)
Net income (loss)	$(11.1)	$13.5

Losses related to changes in cumulative translation adjustment	(5.4)	(3.0)

Comprehensive income (loss)	$(16.5)	$10.5

Note 8: Restructuring and Impairment Charges

     Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2004 and 2003, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations.

     The 2004 plan involved the consolidation of sort operations in the United States and Belgium to the Philippines, the move of certain offices to lower cost locations and the termination of certain employees. The objectives of the plan were to increase the competitiveness of the Company and manage costs during the current period of end-market weakness. In total, approximately 110 employees in the United States and Belgium were terminated as part of this program in 2004. Such terminations affected virtually all departments within the Company’s business. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $8.2 million as of April 2, 2005, of which $0.3 million was recorded in the first quarter of 2005. As of April 2, 2005, approximately $4.7 million had been paid out. The remaining accrual of approximately $3.5 million is included in accrued expenses on the accompanying balance sheet at April 2, 2005 and is expected to be paid out in 2005. Additional expenses are expected to be incurred during 2005 relating to this plan primarily related to the relocation of the facilities and other severance benefits.

     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees and sales representative firms were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1.7 million, which includes $0.6 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of April 2, 2005, approximately $1.0 million had been paid out related to this plan. The remaining accrual relating to the 2003 plan of approximately $0.1 million is included in accrued expenses on the accompanying balance sheet as of April 2, 2005 and is expected to be paid in 2005.

     Following is a summary of the restructuring accrual relating to the 2004 and 2003 plans (in millions):

		Lease
	Severance	Termination
	Costs	Costs	Total

Balance at December 31, 2004	$5.0	$0.3	$5.3
Expensed in 2005	0.3	—	0.3
Paid in 2005	(2.0)	—	(2.0)

Balance at April 2, 2005	$3.3	$0.3	$3.6

Note 9: Defined Benefit Plan

     Certain Belgian employees are eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The amount of net periodic benefit cost recognized is as follows (in millions):

	For the three months ended:
	April 2, 2005	March 27, 2004

Service cost	$0.7	$0.5
Interest cost	0.3	0.3
Expected return on plan assets	(0.4)	(0.4)
Amortization of loss	0.1	—

Net period benefit cost	$0.7	$0.4

Note 10: Contingencies

     In 2004 the Company produced parts for a customer that the customer incorporated into its product that it shipped to its customers. After experiencing a number of product failures, the customer initiated a recall of its product. In the fourth quarter of 2004, the Company accrued a charge of $1.1 million to cover the cost of replacing the parts in the recalled products. The customer has asserted that the Company is liable for additional costs associated with the recall. Management believes the Company is not liable for any additional costs and is currently discussing the matter with the customer. Since the product recall is ongoing, management is not able to estimate a range of potential additional costs that may be incurred. However, management believes that the resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.

Note 11: Segment Reporting

     The Company has three reportable segments: Integrated Mixed Signal Products, Structured Digital Products and Mixed Signal Foundry Services. Each segment is composed of product families with similar requirements for design, development and marketing.

     Information about segments (in millions):

			Mixed
	Integrated	Structured	Signal
	Mixed Signal	Digital	Foundry	Total

Three months ended April 2, 2005
Net revenue from external customers	$73.7	$25.7	$16.5	$115.9
Segment operating income	5.2	6.2	4.0	15.4
Three months ended March 27, 2004
Net revenue from external customers	68.7	28.0	31.6	128.3
Segment operating income	12.8	4.2	5.2	22.2

Reconciliation of segment information to consolidated financial statements (in millions):

	Three months ended	Three months ended
	April 2, 2005	March 27, 2004

Total operating income for reportable segments	$15.4	$22.2
Unallocated amounts:

Restructuring charges	(0.3)	—

Operating income (loss)	$15.1	$22.2

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

Overview

     We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. We have organized our business into three operating segments: integrated mixed signal products, mixed signal foundry services and structured digital products. Through these segments, we serve our target markets of automotive, medical and industrial. These target markets accounted for 66% of total revenues in the first quarter of 2005. Integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. We also provide outsourced mixed signal foundry services to other semiconductor designers and manufacturers. Structured digital products, which involve the conversion of higher cost programmable digital logic integrated circuits into lower cost digital custom integrated circuits, provide us with growth opportunities and digital design expertise, which we use to support the design of system solutions for customers in our target markets. Mixed signal foundry services provide us with an opportunity to further penetrate our target markets with our products and increase the utilization of our fabrication facilities.

     When evaluating our business, we generally look at financial measures such as revenue, gross margins and operating margins. We also use internal tracking measures, such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity was strong in the first quarter of 2005; however, we are experiencing a reduction in our capacity utilization. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Our gross margins could be negatively impacted in the future if capacity utilization continues to decline. Other key metrics we use to analyze our business include days sales outstanding (DSO) and inventory turns. DSO was 59 days in the first quarter of 2005, unchanged from the fourth quarter of 2004. Inventory turns decreased to 4.1 in the first quarter of 2005 from 4.4 in the fourth quarter of 2004 due to continuing inventory builds in support of the relocation of our test facility in Manila and the transfer of our wafer sort operations from Pocatello, Idaho (USA) and Oudenaarde, Belgium to Manila, as well as builds for level-loading our factories during this period of soft demand.

     In November 2004, we acquired substantially all of the assets and certain liabilities of Dspfactory Ltd., a leader in ultra-low power digital signal processing technology for digital hearing aids and other low power applications. Results of operations for the first quarter of 2005 fully include this business and results for the first quarter of 2004 do not include this business.

Results of Operations

Three-month period ended April 2, 2005 compared to the three-month period ended March 27, 2004

Revenue

     Revenue in the first quarter of 2005 decreased 10% to $115.9 million from $128.3 million in the first quarter of 2004. The decrease was primarily due to broad-based weakness in market conditions across our target markets. In addition, revenues for the first quarter of 2004 included revenues received from STMicroelectronics under a take-or-pay arrangement that expired in June 2004. Minimal revenues from STMicroelectronics were recorded in the first quarter of 2005. First quarter 2005 revenues include those from the Dspfactory acquisition. Excluding revenues from Dspfactory in the first quarter of 2005 and STMicroelectronics in the first quarter of 2004, revenues declined 6% in the first quarter of 2005 compared to the first quarter of 2004.

     Integrated mixed signal revenue for the first quarter of 2005 increased 7% to $73.7 million from $68.7 million in the first quarter of 2004. The increase was primarily due to the incremental revenues from the Dspfactory acquisition, which helped grow our medical revenues in this segment 56% in the first quarter of 2005 over the first quarter of 2004. The automotive and defense markets were comparatively stronger as well. This segment saw an increase in average selling prices, due to product mix improvements. This was partially offset by a decrease in unit volume sold.

     Structured digital products revenue in the first quarter of 2005 decreased 8% to $25.7 million from $28.0 million in the first quarter of 2004. This decrease was primarily due to lower revenue from the overall market softness in the communications end market, partially offset by increased revenue in the defense end market. For the first quarter of 2005, this segment saw an increase in average selling prices due to changes in product mix, but a decrease in unit volume sold.

     Mixed signal foundry services revenue for the first quarter of 2005 decreased 48% to $16.5 million from $31.6 million in the first quarter of 2004. This decrease was primarily due to decreased sales to STMicroelectronics as a result of the expiration of the take-or-pay arrangement in June 2004. During the first quarter of 2005, this segment experienced a decrease in unit volumes sold, due to the expiration of the take-or-pay agreement, but an increase in average selling prices due to improved product mix.

     The following table represents our regional revenue:

	Three Months Ended
	April 2,	March 27,
	2005	2004

North America	41.3%	41.1%
Europe	43.7%	41.8%
Asia	15.0%	17.1%

	100.0%	100.0%

Gross Profit

     Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit decreased to $53.8 million, or 46.4% of revenue, in the first quarter of 2005 from $59.0 million, or 46.0% of revenue, in the first quarter of 2004. The increase in gross profit margin was due to an increased percentage of higher margin products in the mix of the products we sold partially offset by lower fixed manufacturing cost absorption due to lower factory utilization. During the first quarter of 2005, mixed signal foundry revenues as a percentage of total revenues decreased to 14.2% from 24.6% in the first quarter of 2004. This helped to increase our overall gross profit margin, as margins in our mixed signal foundry segment are generally lower than the company average.

Operating Expenses

     Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses increased to $21.0 million, or 18.1% of revenue, in the first quarter of 2005 from $19.6 million, or 15.3% of revenue, in the first quarter of 2004. The increase was primarily attributable to expenses related to increased design wins and the associated non-customer funded expenses, as well as incremental expense from the Dspfactory acquisition.

     Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses decreased to $9.7 million, or 8.4% of revenue, in the first quarter of 2005 compared to $10.4 million, or 8.1% of revenue, in the first quarter of 2004. The decrease was primarily due to decreased commissions associated with lower sales levels.

     General and administrative expenses consist primarily of salaries of our administrative staff, professional fees related to audit and tax services and advisory fees for various consulting projects. General and administrative expenses decreased slightly to $6.5 million, or 5.6% of revenue, in the first quarter of 2005 compared to $6.6 million, or 5.1% of revenue, in the first quarter of 2004.

     Amortization of acquisition-related intangible assets increased to $1.2 million in the first quarter of 2005 compared with $0.2 million in the first quarter of 2004. This increase was due to increased amortization expense in 2005 related to amortization of intangible assets associated with the Dspfactory acquisition.

     We recorded $0.3 million in restructuring charges in the first quarter of 2005, with no comparable charge in the first quarter of 2004. This amount includes charges for employee severance and other items as a result of our restructuring program announced in the fourth quarter of 2004. This program includes headcount reductions related to the consolidation of our sort operations in the United States and Belgium to the Philippines as well as other reductions in force resulting from cost containment measures. We expect to realize approximately $4 million per quarter in cost savings as a result of this action by the fourth quarter of 2005.

Operating Income

     Operating income decreased to $15.1 million, or 13.0% of revenue, in the first quarter of 2005 compared with $22.2 million, or 17.3% of revenue, in the first quarter of 2004. Following is a discussion of operating income by segment.

     Integrated mixed signal products operating income decreased to $5.2 million, or 7.1% of segment revenue, in the first quarter of 2005 from $12.8 million, or 18.6% of segment revenue, in the first quarter of 2004. This decrease is primarily attributable to lower fixed manufacturing cost absorption resulting from lower capacity utilization, which resulted in higher per unit product costs, as well as an increase in R&D investment, including incremental expense from the Dspfactory acquisition.

     Structured digital products operating income increased to $6.2 million, or 24.1% of segment revenue, in the first quarter of 2005 from $4.2 million, or 15.0% of segment revenue, in the first quarter of 2004. This increase is primarily attributable to lower operating expenses due to cost reductions and shifting of research and development investment focus to the integrated mixed signal business.

     Mixed signal foundry services operating income decreased to $4.0 million, or 24.2% of segment revenue, in the first quarter of 2005 from $5.2 million, or 16.5% of segment revenue, in the first quarter of 2004. This decrease is primarily due to lower revenue levels and higher product costs due to lower capacity utilization.

Net Interest Expense

     Net interest expense for the first quarter of 2005 increased slightly to $4.6 million, compared with $4.5 million for the first quarter of 2004. The higher net interest expense was primarily attributable to the increased interest rate on our term loan, which is variable based on LIBOR.

Other Expense

     Other expense in the first quarter of 2005 increased to $34.8 million from $0.3 million in the first quarter of 2004. This increase was primarily due to a charge of $28.0 million associated with the tender offer and redemption of our 10 3/4% senior subordinated notes and a charge of $6.8 million for the write-off of deferred financing and other costs associated with our prior senior credit facility and senior subordinated notes, which is described in further detail below in “Liquidity and Capital Resources.”

Income Taxes

     Income tax benefit was $13.2 million in the first quarter of 2005, compared with an income tax expense of $3.9 million in the first quarter of 2004. The effective tax rate was 54.3% in the first quarter of 2005, compared to 22.4% in the first quarter of 2004. During the first quarter of 2005, we incurred pre-tax losses in certain jurisdictions with higher statutory tax rates, while in other lower tax jurisdictions, we incurred pre-tax income causing the income tax benefit to comprise an unusually large percentage of the pre-tax loss for the quarter. We have a valuation allowance to reduce our deferred tax assets to amounts that are more likely than not to be realized. Based on projections of taxable income for the remainder of 2005 and future periods, we reversed approximately $1.6 million of valuation allowance during the quarter. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.

Liquidity and Capital Resources

     Our principal cash requirements are to fund working capital needs, meet required debt payments, including debt service payments on our senior credit facilities, complete planned maintenance of equipment and equip our fabrication facilities. We anticipate that cash flow from operations, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures necessary to support capacity and technology improvements.

     On March 2, 2005, we announced a tender offer for our 10 3/4% senior subordinated notes as well as a refinancing of the existing $125.0 million term loan and $90.0 million revolving credit facility. On April 1, 2005, 100% of the outstanding notes had been repurchased and the indenture governing the senior subordinated notes was discharged. Proceeds from a new term loan of $210.0 million, entered into on April 1, 2005, and existing cash of $75.8 million were used to purchase the outstanding notes for $130.0 million, pay a premium on the notes and expenses associated with the tender of $28.0 million in the aggregate recorded in other expense on the accompanying unaudited condensed consolidated statement of operations, repay the outstanding balance of the previous term loan of $123.2 million, with the remainder used to pay accrued interest on the notes and the previous term loan and pay expenses related to the refinancing of our senior credit facilities. As a result of these transactions, total debt was reduced by $43.2 million. In conjunction with the refinancing, we recorded a charge of $6.8 million in other expense on the accompanying unaudited condensed consolidated statement of operations in the first quarter of 2005 for the write off of deferred financing and other costs associated with the notes and the previous senior credit facilities. In addition, we recorded $2.7 million in deferred financing costs related to the new senior credit facility, included in other long-term assets in the unaudited condensed consolidated balance sheet, which will be amortized over the term of the senior credit facility.

     The new senior credit facilities consist of the new term loan and a $90.0 million revolving credit facility, which remained undrawn at April 2, 2005. The term loan requires a principal payment of $0.5 million, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on April 1, 2012. The interest rate on the term loan at April 2, 2005 was 4.36%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

     The facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. We were in compliance with these covenants as of April 2, 2005.

     We used $16.5 million in cash for operating activities in the first quarter of 2005, compared to generating $8.8 million in cash from operating activities in the first quarter of 2004. This decrease was primarily due to costs associated with the tender offer and redemption of our 10 3/4% senior subordinated notes during the first quarter of 2005 and other working capital changes.

     Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first quarter of 2005 and 2004, we invested in capital equipment in the amounts of $3.7 million and $9.7 million, respectively. See “Capital Expenditures” below.

     During the first quarter of 2005, we used net cash from financing activities of $44.4 million, due primarily to lowering our long-term debt by $43.2 million in conjunction with the tender offer and redemption of the notes and the refinancing of our senior credit facilities. During the first quarter of 2004, we generated net cash from financing activities of $0.2 million, as a result of the issuance of common stock upon exercise of stock options.

Capital Expenditures

     During the first quarter of 2005, we spent $3.7 million for capital expenditures, compared with $9.7 million in the first quarter of 2004. Capital expenditures for the first quarter of 2005 focused on moving our test operations in the Philippines to a new location. Total capital expenditures for 2005 are expected to be approximately seven percent of revenue for the year. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.

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

Recent Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Securities and Exchange Commission Release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” has made the effective date the beginning of the first fiscal year after June 15, 2005. We are required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock Options” in note 2 to our consolidated financial statements located in Item 1 of this Form 10-Q for the pro forma net income (loss) and net income (loss) per share amounts, for the three months ended April 2, 2005 and March 27, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Because SFAS No. 123R provides for the use of differing valuation models and other required estimates such as an estimate of future forfeitures, we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to or different from the current pro forma disclosures under SFAS No. 123. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. We have not yet made a determination on which adoption method it will choose. We are currently evaluating these and other requirements under SFAS No. 123R and expect the adoption to have a significant impact on our consolidated statements of operations, although it will have no impact on our overall financial position.

     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The American Jobs Creation Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We are considering whether to repatriate a portion of our unremitted foreign earnings during 2005. See note 5 to the consolidated financial statements contained in Item 1 of this Form 10-Q for further discussion.

Contractual Obligations and Contingent Liabilities and Commitments

     We have no off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. As of April 2, 2005, other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices, or similar instruments, there were no significant changes to our contractual obligations and contingent liabilities and commitments from those disclosed in our Annual Report on Form 10-K.

Outlook

     We expect our second quarter 2005 revenue to be up two to five percent as compared to first quarter 2005. We anticipate second quarter 2005 gross margins to be flat to up 50 basis points sequentially. We expect operating margins, excluding anticipated restructuring charges and amortization of acquisition-related intangible assets of approximately $2.0 million to $2.5 million, will be flat to up 100 basis points sequentially. Net interest expense for second quarter 2005 is expected to be between $2.2 and $2.4 million, roughly half of first quarter 2005 net interest expense as a result of our debt refinancing. We continue to expect capital expenditures for 2005 to be approximately seven percent of annual revenues. Depreciation and amortization is expected to be about $12.0 million in the second quarter of 2005.

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

     The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was impacted by this downturn. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004, as compared to the first half of 2004. This resulted in lower revenue levels in the second half of 2004, which continued into the first quarter of 2005. We cannot predict how long the current soft bookings environment will persist or to what extent business conditions will change in the future. If the soft bookings environment persists, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.

     During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. We eliminated approximately 110 employee positions during the fourth quarter of 2004 and recorded $7.9 million in related restructuring charges. During 2005 we began relocating our test operations to a new larger facility in the Philippines and we intend to transfer our wafer sort operations in Pocatello, Idaho and Oudenaarde, Belgium to that new facility later this year. These changes will result in additional restructuring charges in 2005, which are expected to total approximately $2.0 million to $4.0 million. In 2003 we recorded $21.7 million in impairment charges and restructuring charges related to the impairment of an intangible asset, employee severance and the termination of relationships with certain sales representative firms. In 2002, we incurred a net non-cash restructuring charge of $0.6 million, consisting primarily of severance costs that occurred concurrently with the MSB acquisition. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges, which could have a material adverse effect on our results of operations or financial condition if they are large enough.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.

     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. In addition, we experienced a decrease in orders in the third and fourth quarters of 2004 due to general declines in the industry and an inventory policy change with one of our major medical customers. These decreases in orders are now negatively impacting our gross margins. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition.

A significant portion of our revenue comes from a relatively limited number of customers and devices, the loss of which could adversely affect our results of operations and financial condition.

     If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 380 customers in the first quarter of 2005, sales to our 17 largest customers represented 51.2% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 1,200 different products in the first quarter of 2005, the 76 top selling devices represented 50% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

     Our success depends to a large extent upon the continued services of our chief executive officer, Christine King, and our other key executives, managers and skilled personnel, particularly our design engineers. Ms. King’s employment agreement expires on December 31, 2005. Generally our employees are not bound by employment or non-competition agreements and we cannot assure you that we will retain our key executives and employees. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the services of, or failure to recruit, skilled personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.

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

     An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. In addition, our agreement with STMicroelectronics terminated in June 2004 and utilization of our fabs has declined as a result. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. In addition, our capacity utilization for the second half of 2004 declined from the first half of 2004 and that trend continued in the first quarter of 2005. If this continues, or if we enter another downturn, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

We could be adversely affected by manufacturing interruptions or reduced yields.

     The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. The interruption of manufacturing, including power interruptions or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, would adversely affect our business. In addition, we began moving our test operations to a new facility in the Philippines beginning in the second quarter of 2005 and we will be moving our sort operations in the United States and Belgium to this new facility later this year. If we experience delays or other technical or other problems during these moves, our ability to deliver products to customers may be affected.

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved, which could have a material adverse effect on our results of operations and financial condition.

     Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. See note 10 to our unaudited condensed consolidated financial statements for further discussion.

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

     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $3.7 million in the first quarter of 2005 and $32.4 million in of 2004. In the first quarter of 2005, these expenditures were made in relation to the move of our test facility in the Philippines to a new location. These expenditures were made to expand capacity in our eight-inch fabrication facility, replace equipment and expand our test and design capabilities in 2004. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others, and our inability could have a material adverse effect on our business.

     As of April 2, 2005, we held 81 U.S. patents and 108 foreign patents. We also had over 70 patent applications in progress. At the end of 2005, approximately 20% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

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

     In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of accidental spills or other sources of contamination, which could result in injury to the environment, personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example, we have recently received concurrence with a proposal to curtail pumping at one of our former manufacturing sites. Ongoing monitoring and reporting is still required. If levels significantly change in the future additional remediation may be required. In addition, at some point in the future, we will have to formally close and remove the extraction wells and treatment system. The discovery of additional contamination at this site or other sites where we currently have or historically have had operations could result in material cleanup costs. These costs could have a material adverse effect on our results of operations and financial condition.

Risks Relating to Our International Operations

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our results of operations and financial condition.

     As a percentage of total revenue, our revenue outside of North America was approximately 59% in the first quarter of 2005. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. International sales and operations are subject to a variety of risks, including:

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

     A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 33% of our revenue in the first quarter of 2005 and 35% of our revenue in 2004. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.

     We had 862 employees in Europe as of April 2, 2005, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

Risks Relating to Our Substantial Debt

Our substantial consolidated indebtedness could adversely affect our financial health.

     AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness, most of which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor’s capital stock. As of April 2, 2005, our consolidated indebtedness was approximately $210.0 million and our total consolidated debt as a percentage of total capitalization was 44%. Subject to the restrictions in the senior credit facilities and the senior subordinated notes, our subsidiaries and we may incur certain additional indebtedness from time to time.

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

Restrictions imposed by the senior credit facilities limit our ability to take certain actions.

     We cannot assure you that the operating and financial restrictions and covenants in our debt instruments, including the senior credit facilities, will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The senior credit facility requires us to maintain certain financial ratios, which become more restrictive over time. Our ability to comply with these ratios may be affected by events beyond our control. In 2002, 2003 and 2004, the lenders under our previous senior credit facility and we agreed to certain amendments, including changes to our financial covenants and restrictions on our capital expenditures. We also sought and obtained certain waivers and consents under our previous senior credit facilities. We may be required to seek waivers or consents in the future under our new senior credit facilities. We cannot be sure that these waivers or consents will be granted. A breach of any of the covenants or our inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default under the senior credit facilities, the lenders under our senior credit facilities will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, and require us to apply all of our available cash to repay these borrowings. If we are unable to repay any such borrowings when due, the lenders could proceed against their collateral, which consists of substantially all of our assets, including 65% of the outstanding stock of certain of our foreign subsidiaries. If the indebtedness under our senior credit facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.

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

     A substantial portion of our annual sales and operating costs are denominated in euros. Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of April 2, 2005, approximately 67% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies denominated in Euro and Japanese Yen. As such, a 10% change in the U.S. dollar exchange rates in effect as of April 2, 2005 would cause a change in consolidated net assets of approximately $10 million.

     Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $1.1 million in annual interest expense.

Item 4: Controls and Procedures

Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of April 2, 2005, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.

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

Changes in internal control over financial reporting

     During the quarter ended April 2, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1: Legal Proceedings

     We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the District of Delaware alleging infringement of a patent owned by Ricoh. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The case was transferred to the U.S. District Court for the Northern District of Delaware on August 29, 2003 and was subsequently transferred to the U.S. District Court for the Northern District of California. A claims construction hearing was completed on January 18, 2005, and the court issued its ruling on April 7, 2005. The patents relate to certain methodologies for the automated design of custom semiconductors. The allegations are premised, at least in part, on the use of software we licensed from Synopsys. Synopsys has agreed to assume the sole and exclusive control of our defense relating to our use of the Synopsys software pursuant to the indemnity provisions of the Synopsys software license agreement, subject to the exceptions and limitations contained in the agreement. Synopsys will bear the cost of the defense as long as it is controlling the defense. However, it is possible that we may become aware of circumstances, or circumstances may develop, that result in our defense falling outside the scope of the indemnity provisions of the Synopsys software license agreement, in which case we would resume control of our defense and bear its cost, or share the cost of the defense with Synopsys and any other similarly situated parties. Based on information available to us to date, our belief is that the asserted claims against us are without merit or, if meritorious, that we will be indemnified (with respect to damages) for such claims by Synopsys and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available.

     From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.

Item 6: Exhibits

(a) Exhibits

10.1	Credit Agreement dated as of April 1, 2005 among the Company, AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the “Credit Agreement”)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

	By:	/s/ DAVID A. HENRY

Dated: May 6, 2005		David A. Henry
Senior Vice President and Chief Financial Officer