Form 10-Q
period 2005-07-02
AMIS HOLDINGS INC
filed 2005-08-04
CIK 1161963

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended
July 2, 2005
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
Yes ☑     No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act):
Yes ☑     No ☐
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2005

Common stock, $0.01 par value	85,789,157

AMIS Holdings, Inc.

ii

FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include general economic and political uncertainty, conditions in the semiconductor industry, changes in the conditions affecting our target markets, manufacturing underutilization, fluctuations in customer demand, raw material costs, exchange rates, timing and success of new products, competitive conditions in the semiconductor industry, risks associated with international operations, the other factors identified under “Factors that May Affect Our Business and Future Results” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including our annual report on Form 10-K for the year ended December 31, 2004. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

iii

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 2, 2005
	(unaudited)	December 31, 2004
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$75.8	$161.7
Accounts receivable, net	77.7	78.6
Inventories	54.1	52.2
Deferred tax assets	5.1	6.5
Prepaid expenses	25.0	17.2
Other current assets	11.8	12.9

Total current assets	249.5	329.1

Property, plant and equipment, net	192.1	199.2
Goodwill, net	16.9	16.9
Other intangibles, net	32.4	35.1
Deferred tax assets	50.3	39.6
Other long-term assets	29.0	23.3

Total assets	$570.2	$643.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.1	$1.3
Accounts payable	32.7	37.6
Accrued expenses	43.1	62.4
Income taxes payable	0.6	1.3

Total current liabilities	78.5	102.6

Long-term debt, less current portion	207.4	252.2
Other long-term liabilities	9.0	2.4

Total liabilities	294.9	357.2

Stockholders’ equity:
Common stock	0.9	0.8
Additional paid-in capital	532.6	530.6
Accumulated deficit	(270.4)	(270.6)
Deferred stock-based compensation	(0.2)	(0.4)
Accumulated other comprehensive income	12.4	25.6

Total stockholders’ equity	275.3	286.0

Total liabilities and stockholders’ equity	$570.2	$643.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004
	(In millions, except per share data)
Revenue	$122.5	$134.5	$238.4	$262.8
Cost of revenue	62.3	71.4	124.5	140.7

	60.2	63.1	113.9	122.1

Operating expenses:
Research and development	21.8	18.7	42.7	38.3
Marketing and selling	10.5	10.8	20.2	21.3
General and administrative	6.4	8.2	12.9	14.8
Amortization of acquisition-related intangible assets	1.2	0.2	2.4	0.3
Restructuring charges	1.0	—	1.3	—

	40.9	37.9	79.5	74.7

Operating income	19.3	25.2	34.4	47.4

Other income (expense):
Interest income	0.5	0.4	1.3	0.8
Interest expense	(2.6)	(5.1)	(8.0)	(9.9)
Other income (expense), net	(0.1)	(0.2)	(34.9)	(0.6)

	(2.2)	(4.9)	(41.6)	(9.7)

Income (loss) before income taxes	17.1	20.3	(7.2)	37.7
Provision for (benefit from) income taxes	5.8	4.9	(7.4)	8.8

Net income	$11.3	$15.4	$0.2	$28.9

Basic net income per common share	$0.13	$0.19	$0.00	$0.35

Diluted net income per common share	$0.13	$0.18	$0.00	$0.33

Weighted average number of shares used in calculating basic net income per common share	85.6	82.5	85.4	82.3

Weighted average number of shares used in calculating diluted net income per common share	87.9	86.3	87.9	86.3

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended
	July 2,	June 26,
	2005	2004
	(In millions)
Cash flows from operating activities
Net income	$0.2	$28.9
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Depreciation and amortization	24.0	21.1
Amortization of deferred financing costs	0.5	0.6
Stock-based compensation expense	0.2	1.0
Write-off of deferred financing costs	6.7	—
Deferred income taxes	(10.3)	2.1
Changes in operating assets and liabilities:
Accounts receivable	(3.5)	(21.5)
Inventories	(4.4)	1.6
Prepaid expenses and other assets	(2.1)	1.0
Accounts payable	(3.0)	(8.4)
Accrued expenses	(16.6)	1.4

Net cash (used in) provided by operating activities	(8.3)	27.8
Cash flows from investing activities
Purchases of property, plant and equipment	(14.1)	(16.2)
Proceeds from sale of property, plant and equipment	—	0.1
Deposit on pending purchase of a business	(5.0)	—
Change in restricted cash	(1.4)	—
Change in other assets	(5.0)	(1.5)

Net cash used in investing activities	(25.5)	(17.6)
Cash flows from financing activities
Payments on long-term debt	(254.0)	(0.3)
Proceeds from bank borrowings	210.0	—
Payment of deferred financing costs	(2.9)	—
Proceeds from exercise of stock options	2.1	0.5

Net cash (used in) provided by financing activities	(44.8)	0.2
Effect of exchange rate changes on cash and cash equivalents	(7.3)	(2.0)

Net (decrease) increase in cash and cash equivalents	(85.9)	8.4
Cash and cash equivalents at beginning of period	161.7	119.1

Cash and cash equivalents at end of period	$75.8	$127.5

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 2, 2005
Note 1: Basis of Presentation and Significant Accounting Policies
     The financial statements have been prepared on a consolidated basis in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of AMIS Holdings, Inc. (the “Company”) and its wholly- and majority–owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.
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
Foreign Currency
     The U.S. dollar is the functional currency for the Company’s operations in the Philippines. Remeasurement adjustments that result from the process of remeasuring this entity’s financial statements into U.S. dollars are included in the statement of operations.
     The local currencies are the functional currencies for the Company’s fabrication facilities, sales operations and/or product design centers in Canada, Europe and Asia. Cumulative translation adjustments that result from the process of translating these entities’ financial statements into U.S. dollars are included as a component of comprehensive income.
     Translation gains and losses relating to balance sheet accounts in U.S. dollars held in foreign operations with non-U.S. dollar functional currencies are recorded in the statement of operations as incurred. During the three-month period ended July 2, 2005, the Company increased the amount of U.S. dollars held in its foreign operations, resulting in a gain of $0.6 million that was recorded in general and administrative expense.
     Gains and losses from foreign currency transactions, such as those resulting from the settlement of transactions that are denominated in a currency other than a subsidiary’s functional currency, are included in the correlating line of the statement of operations. Below is a summary of the net effect of foreign currency on each line of the statement of operations (in millions):

	Three Months Ended:	Six Months Ended:
	July 2, 2005	July 2, 2005

Revenue	$1.2	$1.2

Cost of revenue	0.7	0.7

Research and development	(0.2)	(0.2)

Marketing and selling	0.1	0.1

General and administrative	(0.3)	(0.3)

Total	$0.9	$0.9

     The effects of foreign currency on the statement of operations in the three- and six-month periods ended June 26, 2004 were immaterial.

Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. Management does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Securities and Exchange Commission Release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” has made the effective date the beginning of the first fiscal year after June 15, 2005. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 2 for the pro forma net income (loss) and net income (loss) per share amounts, for the three and six months ended July 2, 2005 and June 26, 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Because SFAS No. 123R provides for the use of differing valuation models and other required estimates such as an estimate of future forfeitures, the Company has not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to or different from the current pro forma disclosures under SFAS No. 123. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. The Company has not yet made a determination on which adoption method it will choose. Management is currently evaluating these and other requirements under SFAS No. 123R and expects the adoption to have a significant impact on the Company’s consolidated statements of operations, although it will have no impact on the Company’s overall financial position.
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
     In the following pro forma presentation, stock compensation expense for options and/or warrants granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (EITF 96-18).
     The following table provides pro forma information for the three- and six- month periods ended July 2, 2005 and June 26, 2004 that illustrates the net income (loss) and net income (loss) per common share as if the fair value method had been adopted under SFAS No. 123 (in millions, except per share data).

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Net income, as reported	$11.3	$15.4	$0.2	$28.9
Less: Stock-based compensation expense determined under the fair value method, net of related tax effects	(1.7)	(0.6)	(3.5)	(0.9)
Add: Stock-based compensation expense included in determination of net income as reported, net of related tax effects	—	0.5	—	0.5

Pro forma net income (loss)	$9.6	$15.3	$(3.3)	$28.5

Net income (loss) per common share:
Basic as reported	$0.13	$0.19	$0.00	$0.35
Diluted as reported	$0.13	$0.18	$0.00	$0.33
Pro forma basic	$0.11	$0.19	$(0.04)	$0.35
Pro forma diluted	$0.11	$0.18	$(0.04)	$0.33
Note 3: Inventories
     Inventories consist of the following (in millions):

		December 31,
	July 2, 2005	2004

Raw materials	$5.6	$5.5
Work-in-process	30.6	27.7
Finished goods	17.9	19.0

	$54.1	$52.2

Note 4: Net Income per Common Share
     Basic net income per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the effect of common stock equivalents, consisting of stock options and warrants, if the effect of their inclusion is dilutive.
     The following table sets forth the computation of basic and diluted net income per common share (in millions):

	Three Months Ended		Six Months Ended
	July 2,	June 26,	July 2,	June 26,
	2005	2004	2005	2004

Numerator (Basic and Diluted):
Net income	$11.3	$15.4	$0.2	$28.9
Denominator:
Weighted average shares outstanding-basic	85.6	82.5	85.4	82.3
Stock options and warrants (treasury stock method)	2.3	3.8	2.5	4.0

Weighted average shares outstanding-diluted	87.9	86.3	87.9	86.3

     Options to purchase 2.9 million and 0.5 million shares of common stock and warrants to purchase 4.6 million shares of common stock were outstanding at July 2, 2005 and June 26, 2004, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.

     For the six months ended July 2, 2005, upon exercise of stock options, warrants and the issuance of shares under the employee stock purchase plan, 0.7 million, 0.1 million and 0.2 million shares of common stock were issued, respectively.
Note 5: Income Taxes
     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on management’s analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on projections of taxable income for the remainder of 2005 and for future periods, during the three- and six-month periods ended July 2, 2005, the Company reversed approximately $1.6 million and $3.1 million, respectively, of the valuation allowance. During the three months ended July 2, 2005, the Company recorded a charge of $2.3 million, or $0.03 per fully diluted share, to reduce its deferred tax asset to reflect a change in its estimated U.S. statutory tax rate from 41% to 39%. This statutory tax rate change is a result of a decrease in the Company’s estimated blended state tax rate from 6% to 4%, based upon the apportionment of its income to states in which the Company does business, net of the deduction for federal income tax purposes. Management’s analyses of future taxable income are subject to a wide range of variables, many of which involve estimates and, therefore, the Company’s deferred tax asset may not be ultimately realized in full.
     During 2005, the Company may repatriate a portion of the unremitted pre-tax earnings of certain of its foreign subsidiaries, and take advantage of lower tax rates allowed under the American Jobs Creation Act of 2004 (AJCA). The AJCA provides a temporary incentive for United States corporations to repatriate accumulated income earned in foreign jurisdictions. However, the incentive is subject to a number of limitations and some uncertainty remains about the way to interpret certain provisions in the Act. Due to these factors and the possibility of using cash from foreign entities in completing its recently announced acquisition of the semiconductor division of Flextronics International USA Inc. (see Note 13 below), the Company has not yet completed its analysis as to whether, and to what extent, it might repatriate foreign earnings that have not yet been remitted to the United States. Based upon its current analysis, the Company may repatriate from zero to $40.0 million, with related estimated income tax expense and liability of between zero and $6.0 million in 2005. The Company intends to finalize its assessment after the details of the Flextronics acquisition are finalized and after completing its analysis of recent clarifications to key elements of the repatriation provision.
Note 6: Long-Term Debt
     The Company and AMI Semiconductor, Inc., its wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan and a revolving credit facility.
     On March 2, 2005, AMI Semiconductor, Inc. announced a tender offer for its 10 3/4% senior subordinated notes as well as a refinancing of the existing $125.0 million senior secured term loan and $90.0 million revolving credit facility. On April 1, 2005, 100% of the outstanding notes had been repurchased and the indenture governing the senior subordinated notes was discharged. Proceeds from a new senior secured term loan of $210.0 million, entered into on April 1, 2005, and existing cash of $75.8 million were used to purchase the outstanding notes for $130.0 million, pay a premium on the notes and expenses associated with the tender of $28.0 million in the aggregate, which is recorded in other expense on the accompanying unaudited condensed consolidated statement of operations, repay the outstanding balance of the previous senior secured term loan of $123.2 million, with the remainder used to pay accrued interest on the notes and the previous senior secured term loan and pay expenses related to the refinancing of the senior credit facilities. As a result of these transactions, total debt was reduced by $43.2 million. In conjunction with the refinancing, the Company recorded a charge of $6.8 million in other expense on the accompanying unaudited condensed consolidated statement of operations in the first quarter of 2005 for the write off of deferred financing and other costs associated with the notes and the previous senior credit facilities. In addition, the Company recorded $2.9 million in deferred financing costs related to the new senior credit facility, included in other long-term assets in the accompanying unaudited condensed consolidated balance sheet, which will be amortized over the term of the senior credit facilities.
     The new senior credit facilities consist of the new senior secured term loan and a $90.0 million revolving credit facility, of which $0.3 million was allocated to a letter of credit as of July 2, 2005. The senior secured term loan requires a principal payment of $0.5 million, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on April 1, 2012. The interest rate on the senior secured term loan at July 2, 2005 was 4.64%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.
     The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of July 2, 2005.
     During January 2005 one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA obtained a Letter of Credit in association with the planned relocation to a new facility in the Philippines. The Letter of Credit is for $6.0 million, of which $3.0 million is collateralized with a cash deposit recorded as restricted cash in other assets on the accompanying unaudited condensed consolidated balance sheet. The face value of the Letter of Credit decreases every six months beginning June 30, 2006 by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The bank issuing the Letter of Credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA as additional collateral, which had not been done as of July 2, 2005.
Note 7: Financial Instruments
     As of July 2, 2005, the Company had a zero-cost foreign exchange collar contract, which ensures conversion of €3,900,000 in the third quarter of 2005 at a rate of no less than $1.20 and no more than $1.30 per €1, should the weighted averages of euro income translation fall outside of that range. At July 2, 2005, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.
     As of June 26, 2004, the Company had a zero-cost foreign exchange collar contract, which ensured conversion of €3,700,000 in the third quarter of 2004 at a rate of no less than $1.16 and no more than $1.1875 per €1, should the weighted averages of euro income translation fall outside of that range. At June 26, 2004, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.
Note 8: Comprehensive Income (Loss)

	For the three months ended:		For the six months ended:
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004
		(in millions)
Net income	$11.3	$15.4	$0.2	$28.9

Losses related to changes in cumulative translation adjustment	(7.8)	(0.3)	(13.2)	(3.3)

Comprehensive income (loss)	$3.5	$15.1	$(13.0)	$25.6

Note 9: Restructuring and Impairment Charges
     Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2004 and 2003, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations.

     The 2004 plan involved the consolidation of sort operations in the United States and Belgium to the Philippines, the move of certain offices to lower cost locations and the termination of certain employees. The objectives of the plan were to increase the competitiveness of the Company and manage costs during the current period of end-market weakness. In total, approximately 110 employees in the United States and Belgium were terminated as part of this program. Such terminations affected virtually all departments within the Company’s business. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $9.2 million as of July 2, 2005, of which $1.3 million was recorded in the first six months of 2005. As of July 2, 2005, approximately $6.3 million had been paid out. The remaining accrual of approximately $2.9 million is included in accrued expenses on the accompanying balance sheet at July 2, 2005 and is expected to be paid out in 2005. Additional expenses are expected to be incurred during 2005 relating to this plan primarily related to the relocation of the facilities and other severance benefits.
     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees and sales representative firms were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1.7 million, which includes $0.6 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of July 2, 2005, approximately $1.0 million had been paid out related to this plan. The remaining accrual relating to the 2003 plan of approximately $0.1 million is included in accrued expenses on the accompanying balance sheet as of July 2, 2005 and is expected to be paid in 2005.
     Following is a summary of the restructuring accrual relating to the 2004 and 2003 plans (in millions):

		Lease	Facility
	Severance	Termination	Relocation
	Costs	Costs	Costs	Total

Balance at December 31, 2004	$5.0	$0.3	$—	$5.3
Expensed in 2005	0.6	—	0.7	1.3
Paid in 2005	(2.8)	(0.1)	(0.7)	(3.6)

Balance at July 2, 2005	$2.8	$0.2	$—	$3.0

Note 10: Defined Benefit Plan
     Certain Belgian employees are eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The amount of net periodic benefit cost recognized is as follows (in millions):

	For the three months ended:		For the six months ended:
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Service cost	$0.7	$0.5	$1.4	$1.0

Interest cost	0.3	0.3	0.6	0.6

Expected return on plan assets	(0.4)	(0.5)	(0.8)	(0.9)

Amortization of loss	—	—	0.1	—

Net period benefit cost	$0.6	$0.3	$1.3	$0.7

Note 11: Contingencies
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
     Information about segments (in millions):

	Integrated	Structured	Mixed Signal
	Mixed Signal	Digital	Foundry	Total
Three months ended July 2, 2005
Net revenue from external customers	$75.9	$27.0	$19.6	$122.5
Segment operating income	8.4	6.5	5.4	20.3
Six months ended July 2, 2005
Net revenue from external customers	149.6	52.8	36.0	238.4
Segment operating income	13.7	12.6	9.4	35.7
Three months ended June 26, 2004
Net revenue from external customers	73.3	30.5	30.7	134.5
Segment operating income	13.0	5.9	6.3	25.2
Six months ended June 26, 2004
Net revenue from external customers	142.0	58.5	62.3	262.8
Segment operating income	25.8	10.1	11.5	47.4
Reconciliation of segment information to consolidated financial statements (in millions):

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

Total operating income for reportable segments	$20.3	$25.2	$35.7	$47.4
Unallocated amounts:

Restructuring charges	(1.0)	—	(1.3)	—

Operating income (loss)	$19.3	$25.2	$34.4	$47.4

Note 13: Acquisitions
     On June 15, 2005, the Company entered into a binding letter of intent to purchase substantially all of the assets and certain liabilities of the semiconductor division of Flextronics International USA Inc. for approximately $135.0 million in cash. The semiconductor division of Flextronics specializes in custom mixed-signal products, imaging sensors and digital application specific integrated circuits including field programmable gate array conversion products. The proposed sale, structured as an asset purchase, includes these three divisions, which collectively employ approximately 170 people in the United States, the Netherlands and Israel. The Company intends to increase its existing senior secured term loan by $110.0 million and use existing cash to finance this acquisition, and will seek to amend its existing credit facility in order to permit the acquisition and new indebtedness. The Company has paid a $5.0 million non-

refundable deposit to Flextronics in association with this acquisition. Such deposit will be applied to the purchase price upon closing of the acquisition. The acquisition is expected to close during the third quarter of 2005.
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
Overview
     We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. We have organized our business into three operating segments: integrated mixed signal products, structured digital products and mixed signal foundry services. Through these segments, we serve our target markets of automotive, medical and industrial. These target markets accounted for 66% of total revenues in the second quarter of 2005. Integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. Structured digital products, which involve the conversion of higher cost programmable digital logic integrated circuits into lower cost digital custom integrated circuits, provide us with growth opportunities and digital design expertise, which we use to support the design of system solutions for customers in our target markets. Mixed signal foundry services, which offers foundry services to other semiconductor designers and manufacturers, provide us with an opportunity to further penetrate our target markets with our products and increase the utilization of our fabrication facilities.
     When evaluating our business, we generally look at financial measures such as revenue, gross margins and operating margins. We also use internal tracking measures, such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity has been strong in 2005; however, we are experiencing a low level of capacity utilization in 2005. Capacity utilization was 67% in the second quarter of 2005. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Our gross margins could be negatively impacted in the future if capacity utilization declines further. Other key metrics we use to analyze our business include days sales outstanding (DSO) and inventory turns. DSO was 58 days in the second quarter of 2005, which is one day better than the first quarter of 2005. Inventory turns increased to 4.2 in the second quarter of 2005 from 4.1 in the first quarter of 2005.
     In November 2004, we acquired substantially all of the assets and certain liabilities of Dspfactory Ltd., a leader in ultra-low power digital signal processing technology for digital hearing aids and other low power applications. Results of operations for the first six months of 2005 fully include this business and results for the first six months of 2004 do not include this business.
Results of Operations
Three- and six-month periods ended July 2, 2005 compared to the three- and six-month periods ended June 26, 2004
Revenue
     Revenue in the second quarter and first six months of 2005 decreased 9% and 9% to $122.5 million and $238.4 million, respectively, from $134.5 million and $262.8 million in the second quarter and first six months of 2004, respectively. The decreases were primarily due to broad-based weakness in market conditions across our adjacent markets, particularly communications. In the second quarter and first six months of 2004, $8.1 million and $17.6 million, respectively, related to communications revenues received from STMicroelectronics under a take-or-pay arrangement that expired in June 2004. Minimal revenues from STMicroelectronics were recorded in the second quarter and first six months of 2005. Second quarter and the first six months of 2005 revenues include those from the Dspfactory acquisition.
     Integrated mixed signal revenue for the second quarter and first six months of 2005 increased 3% and 5% to $75.9 million and $149.6 million, respectively, from $73.3 million and $142.0 million in the second quarter and first six months of 2004, respectively. The increases were primarily due to the incremental revenues from the Dspfactory acquisition, which helped grow our medical revenues in this segment 142% in the second quarter of 2005 over the second quarter of 2004. During the first six months of 2005, this segment saw an increase in average selling prices, due to product mix improvements, including the increase in medical revenues described above. This was partially offset by a decrease in unit volume sold.
     Structured digital products revenue in the second quarter and first six months of 2005 decreased 11% and 10% to $27.0 million and $52.8 million, respectively, from $30.5 million and $58.5 million in the second quarter and first six months of 2004, respectively. These decreases were primarily due to lower revenue from the overall market softness in the communications end market, partially offset by increased revenue in the defense end market. For the first six months of 2005, this segment saw a decrease in average selling prices due to changes in product mix, but an increase in unit volume sold.
     Mixed signal foundry services revenue for the second quarter and first six months of 2005 decreased 36% and 42% to $19.6 million and $36.0 million, respectively, from $30.7 million and $62.3 million in the second quarter and first six months of 2004, respectively. These decreases were primarily due to decreased sales to STMicroelectronics as a result of the expiration of the take-or-pay arrangement in June 2004. Additionally, this segment experienced decreases in the computing, consumer and medical end markets in the second quarter and first six months of 2005, as compared to the second quarter and first six months of 2004. During the first six months of 2005, this segment experienced a decrease in unit volumes sold, due to the expiration of the take-or-pay agreement, but an increase in average selling prices due to improved product mix.
     The following table represents our regional revenue:

	Three Months Ended		Six Months Ended
	July 2, 2005	June 26, 2004	July 2, 2005	June 26, 2004

North America	43.0%	43.3%	42.1%	42.2%

Europe	38.7%	41.8%	41.2%	41.8%

Asia	18.3%	14.9%	16.7%	16.0%

	100.0%	100.0%	100.0%	100.0%

Gross Profit
     Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit decreased to $60.2 million and $113.9 million, or 49.1% and 47.8% of revenue, in the second quarter and first six months of 2005, respectively, from $63.1 million and $122.1 million, or 46.9% and 46.5% of revenue, in the second quarter and first six months of 2004, respectively. Gross profit margin for the second quarter and first six months of 2005 was improved by a $2.8 million net reduction to cost of revenue, primarily associated with a capital spending and employment investment grant from the Belgian government. These increases in gross profit margin were also impacted by an increased percentage of higher margin products in the mix of the products we sold partially offset by lower fixed manufacturing cost absorption due to lower factory utilization. During the first six months of 2005, mixed signal foundry revenues as a percentage of total revenues decreased to 15.1% from 23.7% in the first six months of 2004. This helped to increase our overall gross profit margin, as margins in our mixed signal foundry segment are generally lower than the company average.

Operating Expenses
     Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses increased to $21.8 million and $42.7 million, or 17.8% and 17.9% of revenue, in the second quarter and first six months of 2005, respectively, from $18.7 million and $38.3 million, or 13.9% and 14.6% of revenue, in the second quarter and first six months of 2004, respectively. These increases were primarily attributable to expenses related to increased design wins and the associated non-customer funded expenses, as well as incremental expense from the Dspfactory acquisition.
     Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses decreased to $10.5 million and $20.2 million, or 8.6% and 8.5% of revenue, in the second quarter and first six months of 2005, respectively, compared to $10.8 million and $21.3 million, or 8.0% and 8.1% of revenue, in the second quarter and first six months of 2004, respectively. These decreases were primarily due to decreased commissions associated with lower sales levels.
     General and administrative expenses consist primarily of salaries of our administrative staff, professional fees related to audit and tax services and advisory fees for various consulting projects. General and administrative expenses decreased to $6.4 million and $12.9 million, or 5.2% and 5.4% of revenue, in the second quarter and first six months of 2005, respectively, compared to $8.2 million and $14.8 million, or 6.1% and 5.6% of revenue, in the second quarter and first six months of 2004, respectively. These decreases were primarily due to lower consulting fees in 2005 as compared to 2004.
     Amortization of acquisition-related intangible assets increased to $1.2 million and $2.4 million in the second quarter and first six months of 2005, respectively, compared with $0.2 million and $0.3 million in the second quarter and first six months of 2004, respectively. These increases were due to higher amortization expense in 2005 related to amortization of intangible assets associated with the Dspfactory acquisition.
     We recorded $1.0 million and $1.3 million in restructuring charges in the second quarter and first six months of 2005, respectively, with no comparable charges in the second quarter or first six months of 2004. These amounts include charges for employee severance and other items as a result of our restructuring program announced in the fourth quarter of 2004. This program includes headcount reductions related to the consolidation of our sort operations in the United States and Belgium to the Philippines as well as other reductions in force resulting from cost containment measures. We expect to realize approximately $4.0 million per quarter in cost savings as a result of this action by the fourth quarter of 2005. Additional charges are expected to be incurred in the remainder of 2005, totaling $2.0 million to $4.0 million for the year.
Operating Income
     Operating income decreased to $19.3 million and $34.4 million, or 15.8% and 14.4% of revenue, in the second quarter and first six months of 2005, respectively, compared with $25.2 million and $47.4 million, or 18.7% and 18.0% of revenue, in the second quarter and first six months of 2004, respectively. Following is a discussion of operating income by segment.
     Integrated mixed signal products operating income decreased to $8.4 million and $13.7 million, or 11.1% and 9.2% of segment revenue, in the second quarter and first six months of 2005, respectively, from $13.0 million and $25.8 million, or 17.7% and 18.2% of segment revenue, in the second quarter and first six months of 2004, respectively. These decreases were primarily attributable to lower capacity utilization, which resulted in higher per unit product costs, as well as an increase in R&D investment, including incremental expense from the Dspfactory acquisition. These decreases were offset by a share of the net reduction to cost of revenue, primarily associated with a capital spending and employment investment grant from the Belgian government discussed above.
     Structured digital products operating income increased to $6.5 million and $12.6 million, or 24.1% and 23.9% of segment revenue, in the second quarter and first six months of 2005, respectively, from $5.9 million and $10.1 million, or 19.3% and 17.3% of segment revenue, in the second quarter and first six months of 2004, respectively. These increases were primarily attributable to lower operating expenses due to cost reductions and shifting of research and development investment focus to the integrated mixed signal business.
     Mixed signal foundry services operating income decreased to $5.4 million and $9.4 million, or 27.6% and 26.1% of segment revenue, in the second quarter and first six months of 2005, respectively, from $6.3 million and $11.5 million, or 20.5% and 18.5% of segment revenue, in the second quarter and first six months of 2004, respectively. These decreases were primarily due to lower revenue levels and higher product costs. These decreases were offset by a share of the net reduction to cost of revenue, primarily associated with a capital spending and employment investment grant from the Belgian government discussed above.
Net Interest Expense
     Net interest expense for the second quarter and first six months of 2005 decreased to $2.1 million and $6.7 million, respectively, compared with $4.7 million and $9.1 million for the second quarter and first six months of 2004, respectively. The lower net interest expense amounts were primarily attributable to the tender offer and redemption of our 10-3/4% senior subordinated notes during the first quarter of 2005.
Other Expense
     Other expense decreased slightly in the second quarter of 2005 to $0.1 million from $0.2 million in the second quarter of 2004. Other expense in the first six months of 2005 increased to $34.9 million from $0.6 million in the first six months of 2004. This increase was primarily due to a charge of $28.0 million associated with the tender offer and redemption of our 10 -3/4% senior subordinated notes and a charge of $6.8 million for the write-off of deferred financing and other costs associated with our prior senior credit facility and senior subordinated notes, which is described in further detail below in “Liquidity and Capital Resources.”
Income Taxes
     Income tax expense was $5.8 million and a benefit of $7.4 million in the second quarter and first six months of 2005, respectively, compared with an income tax expense of $4.9 million and $8.8 million in the second quarter and first six months of 2004, respectively. The effective tax rate was 33.9% in the second quarter of 2005, compared to 24.1% in the second quarter of 2004. The effective tax rate for the first six months of 2005 was not a meaningful number. The effective tax rate for the first six months of 2005 was impacted by a large loss in the U.S. related to our debt refinancing activities in the first quarter, while income was recorded in jurisdictions with lower statutory tax rates. The effective tax rate for the first six months of 2004 was 23.3%. During the second quarter of 2005, we incurred a $2.3 million tax charge to reduce our deferred tax assets to reflect a change in our estimated U.S. statutory tax rate from 41% to 39%. This statutory tax rate change is a result of a decrease in our estimated blended state tax rate from 6% to 4%, based upon the apportionment of our income to states in which we doe business, net of our deduction for federal income tax purposes. In addition, we have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. Based on projections of taxable income for the remainder of 2005 and future periods, we reversed approximately $1.6 million and $3.1 million of valuation allowance during the second quarter and first six months of 2005, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.
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

     We intend to increase our existing senior secured term loan by $110.0 million, in addition to using existing cash, to finance the acquisition of the semiconductor division of Flextronics International USA Inc. In addition, we will be required to amend our senior credit facilities to permit the acquisition and the new indebtedness. (see note 13 to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further discussion), The acquisition is expected to close during the third quarter of 2005.
     On March 2, 2005, we announced a tender offer for our 10 -3/4% senior subordinated notes as well as a refinancing of the existing $125.0 million senior secured term loan and $90.0 million revolving credit facility. On April 1, 2005, 100% of the outstanding notes had been repurchased and the indenture governing the senior subordinated notes was discharged. Proceeds from a new senior secured term loan of $210.0 million, entered into on April 1, 2005, and existing cash of $75.8 million were used to purchase the outstanding notes for $130.0 million, pay a premium on the notes and expenses associated with the tender of $28.0 million in the aggregate, which is recorded in other expense on the accompanying unaudited condensed consolidated statement of operations, repay the outstanding balance of the previous senior secured term loan of $123.2 million, with the remainder used to pay accrued interest on the notes and the previous senior secured term loan and pay expenses related to the refinancing of our senior credit facilities. As a result of these transactions, total debt was reduced by $43.2 million. In conjunction with the refinancing, we recorded a charge of $6.8 million in other expense on the accompanying unaudited condensed consolidated statement of operations in the first quarter of 2005 for the write off of deferred financing and other costs associated with the notes and the previous senior credit facilities. In addition, we recorded $2.9 million in deferred financing costs related to the new senior credit facility, included in other long-term assets in the unaudited condensed consolidated balance sheet, which will be amortized over the term of the senior credit facilities.
     The new senior credit facilities consist of the new senior secured term loan and a $90.0 million revolving credit facility, of which $0.3 million was allocated to a letter of credit as of July 2, 2005. The senior secured term loan requires a principal payment of $0.5 million, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on April 1, 2012. The interest rate on the senior secured term loan at July 2, 2005 was 4.64%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.
     The facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. We were in compliance with these covenants as of July 2, 2005. We anticipate continuing to be in compliance with these covenants in the third quarter of 2005.
     During June 2005, we converted a portion of our cash held by European entities from euros to U.S. dollars in order to avoid cash balance fluctuations resulting from changes in the euro exchange rate.
     We used $8.3 million in cash for operating activities in the first six months of 2005, compared to generating $27.8 million in cash from operating activities in the first six months of 2004. This decrease was primarily due to costs associated with the tender offer and redemption of our 10-3/4% senior subordinated notes during the first quarter of 2005 and other working capital changes.
     Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first six months of 2005 and 2004, we invested in capital equipment in the amounts of $14.1 million and $16.2 million, respectively. See “Capital Expenditures” below. During the first six months of 2005 we also paid a deposit of $5.0 million related to our potential acquisition of the semiconductor division of Flextronics International USA, Inc.
     During the first six months of 2005, we used net cash from financing activities of $44.8 million, due primarily to lowering our long-term debt by $43.2 million in conjunction with the tender offer and redemption of our 10-3/4% senior subordinated notes and the refinancing of our senior credit facilities, offset partially by the issuance of common stock upon exercise of stock options. During the first six months of

2004, we generated net cash from financing activities of $0.2 million, primarily as a result of the issuance of common stock upon exercise of stock options.
Capital Expenditures
     During the first six months of 2005, we spent $14.1 million for capital expenditures, compared with $16.2 million in the first six months of 2004. Capital expenditures for the first six months of 2005 focused on transferring our wafer sort operations in the United States and Belgium to a new facility in the Philippines. Our test operations in the Philippines are also currently being relocated to this new facility. Total capital expenditures for 2005 are expected to be approximately seven percent of revenue for the year. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.
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
Inventories
     We generally initiate production of a majority of our semiconductors once we have received an order from a customer. Based on forecasted demand from specific customers, we may build up inventories of finished goods, in anticipation of subsequent purchase orders. We purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities on hand. We provide an allowance for inventories on hand that are in excess of six to twelve months of forecasted demand. Forecasted demand is determined based on historical sales or inventory usage, expected future sales or using backlog and other projections and the nature of the inventories. We also review other inventories for indicators of impairment and provide an allowance as deemed necessary. We also provide an allowance for obsolete inventory, which is written off at the time of disposal.
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
Stock Options
     We have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25) and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, we do not record any compensation expense for stock options we grant to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. Deferred stock-based compensation is recorded when stock options are granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, we generally determined the estimated fair value of our common stock based on independent valuations. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options in determining net income or loss. In calculating such fair value, there are certain assumptions that we use, as disclosed in our consolidated financial statements, included in our annual report on Form 10-K.
Recent Accounting Pronouncements
     In May 2005, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections — a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Securities and Exchange Commission Release number 33-8568, “Amendment to Rule 4-01(a)

of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” has made the effective date the beginning of the first fiscal year after June 15, 2005. We are required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 2 to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for the pro forma net income (loss) and net income (loss) per share amounts, for the three and six months ended July 2, 2005 and June 26, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. Because SFAS No. 123R provides for the use of differing valuation models and other required estimates such as an estimate of future forfeitures, we have not yet determined whether the adoption of SFAS No. 123R will result in amounts that are similar to or different from the current pro forma disclosures under SFAS No. 123. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. We have not yet made a determination on which adoption method we will choose. We are currently evaluating these and other requirements under SFAS No. 123R and expect the adoption to have a significant impact on our consolidated statements of operations, although it will have no impact on our overall financial position.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The American Jobs Creation Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We are considering whether to repatriate a portion of our unremitted foreign earnings during 2005. See note 5 to the consolidated financial statements contained in Item 1 of this Quarterly Report on Form 10-Q for further discussion.
Contractual Obligations and Contingent Liabilities and Commitments
     As of July 2, 2005, other than a $0.3 million letter of credit, operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments we have no off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. There were no significant changes to our contractual obligations and contingent liabilities and commitments from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004, except for the consummation of certain technology license agreements, which require aggregate future payments of $6.8 million over the next five years.
Outlook
     We expect third quarter 2005 revenue to be flat to up three percent as compared to second quarter 2005. We anticipate third quarter 2005 gross margins to be between 47% and 48%. We expect operating margins, excluding anticipated restructuring charges and amortization of acquisition-related intangible assets of approximately $1.5 million to $2.0 million, to be between 15.5% and 16.5%. Depreciation and amortization is expected to be about $12.0 million in the third quarter of 2005.
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
The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was impacted by this downturn. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004, as compared to the first half of 2004. This resulted in lower revenue levels in the second half of 2004, which continued into the first half of 2005. Six month backlog as of July 2, 2005 was roughly flat as compared to December 31, 2004. We cannot predict how long the current soft bookings environment will persist or to what extent business conditions will change in the future. If the soft bookings environment persists, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.
     During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. We eliminated approximately 110 employee positions during the fourth quarter of 2004 and recorded $7.9 million in related restructuring charges. During 2005 we began relocating our test operations to a new larger facility in the Philippines and are in the process of transferring our wafer sort operations in Pocatello, Idaho and Oudenaarde, Belgium to that new facility. These changes will result in additional restructuring charges in 2005, which are expected to total approximately $2.0 million to $4.0 million, of which $1.3 million has been recorded in the first six months of 2005. In 2003 we recorded $21.7 million in impairment charges and restructuring charges related to the impairment of an intangible asset, employee severance and the termination of relationships with certain sales representative firms. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges, which could have a material adverse effect on our results of operations or financial condition if they are large enough.
Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.
     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. In addition, we experienced a decrease in orders in the third and fourth quarters of 2004 due to general declines in the industry and an inventory policy change with one of our major medical customers. After a modest increase in orders in the first quarter of 2005, we experienced another decrease in orders in the second quarter of 2005. These decreases in orders are now negatively impacting our gross margins. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition.
A significant portion of our revenue comes from a relatively limited number of customers and devices, the loss of which could adversely affect our results of operations and financial condition.
     If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 380 customers in the first six months of 2005, sales to our 16 largest customers represented 50.3% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 1,650 different products in the first six months of 2005, the 87 top selling devices represented 50% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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
     Our success depends to a large extent upon the continued services of our chief executive officer, Christine King, and our other key executives, managers and skilled personnel, particularly our design engineers. During July 2005, we signed a new employment agreement with Ms. King that expires on December 31, 2008. Generally our employees are not bound by employment or non-competition agreements and we cannot assure you that we will retain our key executives and employees. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the services of, or failure to recruit, skilled personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.
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
     In June 2002 we completed our acquisition of the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics NV. In September 2002 we purchased the Micro Power Products Division of Microsemi Corporation. In November 2004 we acquired substantially all of the assets of Dspfactory Ltd. On June 15, 2005, we announced that we had entered into an agreement to purchase substantially all of the assets and certain liabilities of the semiconductor division of Flextronics International USA Inc. for approximately $135.0 million in cash. The agreement includes certain customary conditions to closing the transaction. These conditions may not occur. Even if they do occur and we are able to complete the acquisition, this, as well as any future acquisitions, are accompanied by risks, including the following:
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
     An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. In addition, our agreement with STMicroelectronics terminated in June 2004 and utilization of our fabs has declined as a result. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. In addition, our capacity utilization for the second half of 2004 declined from the first half of 2004 and that trend has continued in the first half of 2005. If this continues, or if we enter another downturn, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.
We could be adversely affected by manufacturing interruptions or reduced yields.
     The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. The interruption of manufacturing, including power interruptions or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, would adversely affect our business. In addition, we began moving our test operations to a new facility in the Philippines beginning in the second quarter of 2005 and we are moving our sort operations in the United States and Belgium to this new facility as well. If we experience delays or other technical or other problems during these moves, our ability to deliver products to customers may be affected.
We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved, which could have a material adverse effect on our results of operations and financial condition.

     Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. See note 11 to our unaudited condensed consolidated financial statements for further discussion.
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
     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $14.1 million in the first six months of 2005 and $32.4 million in 2004. In the first six months of 2005, these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location. In 2004, these expenditures were made to expand capacity in our eight-inch fabrication facility, replace equipment and expand our test and design capabilities. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. Additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.
Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others, and our inability could have a material adverse effect on our business.
     As of July 2, 2005, we held 81 U.S. patents and 89 foreign patents. We also had over 80 patent applications in progress. At the end of 2005, approximately 12% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.
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
     In addition, the semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. As is typical in the semiconductor industry, we have from time to time received communications from third parties asserting rights under patents that cover certain of our technologies and alleging infringement of certain intellectual property rights of others. We analyze these claims as best we can given the information available and applicable legal principles. Recently, we have been in discussions with three companies who claim that certain of our products infringe a number of their patents relating to certain manufacturing processes. Our discussions to date have resulted in a resolution of two of these matters. At this time, the overall validity or invalidity of the claims cannot be determined with any certainty and we cannot predict whether any litigation will ensue, or what the outcome of any such litigation might be. We expect to receive similar communications in the future. In the event that any third party had a valid claim against us or our customers, we could be required to:
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
     As a percentage of total revenue, our revenue outside of North America was approximately 58% in the first six months of 2005. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. International sales and operations are subject to a variety of risks, including:
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
     A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 30% of our revenue in the first six months of 2005 and 35% of our revenue in 2004. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.
We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.
     We had 858 employees in Europe as of July 2, 2005, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.
Risks Relating to Our Substantial Debt
Our substantial consolidated indebtedness could adversely affect our financial health.
     AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness, most of which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor’s capital stock. As of July 2, 2005, our consolidated indebtedness was approximately $209.5 million and our total consolidated debt as a percentage of total capitalization was 43%. On July 25, 2005, we announced our intention to increase our indebtedness by $110.0 million to fund, in part, our acquisition of the semiconductor division of Flextronics International USA Inc., bringing our pro forma consolidated indebtedness to approximately $319.5 million and our pro forma total consolidated debt as a percentage of total capitalization to 54%. We will also be required to seek an amendment to our existing credit facility in order to permit the acquisition and increase our indebtedness. Subject to the restrictions in the senior credit facilities, our subsidiaries and we may incur certain additional indebtedness from time to time.
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
     We cannot assure you that the operating and financial restrictions and covenants in our debt instruments, including the senior credit facilities, will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. The senior credit facility requires us to maintain certain financial ratios, which become more restrictive over time. Our ability to comply with these ratios may be affected by events beyond our control. In 2002, 2003 and 2004, the lenders under our previous senior credit facility and we agreed to certain amendments, including changes to our financial covenants and restrictions on our capital expenditures. On March 2, 2005, we announced a tender offer for our 10 -3/4% senior subordinated notes as well as a refinancing of our existing $125.0 million senior secured term loan and $90.0 million revolving credit facility. We anticipate amending our existing senior credit facilities to permit the acquisition of the semiconductor division of Flextronics International USA Inc. and to permit an increase of $110.0 million in our indebtedness. We may be required to seek waivers or consents in the future under our new senior credit facilities. We cannot be sure that these waivers or consents will be granted. A breach of any of the covenants or our inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default under the senior credit facilities, the lenders under our senior credit facilities will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, and require us to apply all of our available cash to repay these borrowings. If we are unable to repay any such borrowings when due, the lenders could proceed against their collateral, which consists of substantially all of our assets, including 65% of the outstanding stock of certain of our foreign subsidiaries. If the indebtedness under our senior credit facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
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
     A substantial portion of our annual sales and operating costs are denominated in euros. Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of July 2, 2005, approximately 66% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of July 2, 2005 would cause a change in consolidated net assets of approximately $9.8 million. We have attempted to mitigate the impact of this exchange rate risk. During

June 2005, we entered into a foreign exchange collar contract, which ensures conversion of €3.9 million at a rate of no less than $1.20 and no more than $1.30 per €1.
     Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $1.0 million in annual interest expense.
Item 4: Controls and Procedures
Evaluation of disclosure controls and procedures
     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of July 2, 2005, have concluded that our disclosure controls and procedures are effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
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
Changes in internal control over financial reporting
     During the quarter ended July 2, 2005, there were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Item 4: Submission of Matters to a Vote of Security Holders
     The Company’s Annual Shareholders’ Meeting was held in Salt Lake City, Utah on Thursday, June 2, 2005. The following matters were voted on at the meeting:
(i) The following nominees were elected to the Company’s Board of Directors to hold office for a term expiring in 2006: Dipanjan Deb: 62,417,399 shares voted for and 20,253,642 shares withheld; Christine King: 70,751,273 shares voted for and 11,919,768 shares withheld; S. Atiq Raza: 65,053,564 shares voted for and 17,617,477 shares withheld; Paul C. Schorr, IV: 65,191,809 shares voted for and 17,479,232 shares withheld; Colin L. Slade: 65,989,272 shares voted for and 17,681,769 shares withheld; David Stanton: 61,044,247 shares voted for and 21,626,794 shares withheld; William N. Starling, Jr.: 77,620,008 shares voted for and 5,051,033 shares withheld; James A. Urry: 62,632,838 shares voted for and 20,038,203 shares withheld and Gregory L. Williams: 66,829,062 shares voted for and 15,841,979 shares withheld. There were no broker non-votes on this matter.
(ii) The Company’s selection of Ernst & Young LLP, independent registered public accounting firm as independent auditors for the fiscal year ending December 31, 2005 was ratified as follows: 64,331,965 shares voted for, 18,337,965 shares voted against and 1,111 shares abstained. There were no broker non-votes on this matter.
Item 5: Other Information
Entry into a Material Definitive Agreement
     On April 1, 2005, in a refinancing of its prior senior credit facility, AMI Semiconductor, Inc., a wholly-owned subsidiary of the Company, entered into a new term loan of $210.0 million and a new revolving line of credit in the amount of $90.0 million, of which $0.3 million was allocated to a letter of credit as of July 2, 2005, pursuant to a Credit Agreement dated as of April 1, 2005 among AMIS Holdings, Inc., AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the “Credit Agreement”). The new term loan will expire on April 1, 2012, and contains less restrictive covenants as compared to our prior credit facility.
     Proceeds from the new term loan were used to redeem the Company’s 10-3/4% senior subordinated notes, which were tendered pursuant to the Company’s previously announced tender offer and consent solicitation, as well as to repay the outstanding balance of $123.2 million on the Company’s prior $125.0 million term loan, pay accrued interest on the notes and the previous term loan and pay expenses related to the refinancing. On April 1, 2005, 100% of the outstanding notes had been redeemed and the indenture governing the senior subordinated notes was discharged. The interest rate for borrowings under the new term loan is LIBOR plus 150 basis points, which is 100 basis points lower than the previous term loan.
     The new term loan requires a principal payment of $0.5 million, together with accrued and unpaid interest, on the last day of March, June, September and December, with the balance due on April 1, 2012. The interest rate on the term loan at July 2, 2005 was 4.64%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.
     The new senior credit facility requires the Company to maintain a consolidated interest coverage ratio and a maximum leverage ratio, and contains certain other nonfinancial covenants, all as defined within the Credit Agreement. The new senior credit facility contains provisions to impose various restrictions and covenants on the Company which could potentially limit its ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants include limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The new senior credit facility also limits the Company’s ability to modify its certificate of incorporation and bylaws. Under these debt instruments, the subsidiaries of AMI Semiconductor, Inc. cannot be restricted, except to a limited extent, from paying dividends or making advances to AMI Semiconductor, Inc. The Company was in compliance with these covenants as of July 2, 2005.
     The foregoing summary of the senior credit facility is qualified in its entirety by reference to the full text of the Credit Agreement, which was filed as an exhibit to the quarterly report on Form 10-Q for the quarter ended April 2, 2005, which was filed on May 6, 2005, and is incorporated herein by reference.
Termination of a Material Definitive Agreement
     Effective on April 1, 2005, the Company terminated the Credit Agreement dated as of December 21, 2000, among AMIS Holdings, Inc. (formerly named AMI Holdings, Inc.), AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent, as part of a refinancing of its senior credit facility.
     The Company’s terminated senior credit facility included a $90.0 million revolving line of credit upon which the Company could draw for general corporate purposes and a $125.0 million term loan, which otherwise would have expired on September 26, 2008. The Company also had indentures governing its 10-3/4% senior subordinated notes, which were redeemed in connection with the refinancing of the senior credit facility. The term loan required quarterly principal payments of $0.3 million together with unpaid and accrued interest, until the expiration date, when the balance would have become due. At December 31, 2004, the outstanding principal balance under the term loan was $123.4 million and the entire amount was available under the revolving line of credit.
     The terminated senior credit facility contained provisions to impose various restrictions and covenants on the Company which could potentially limit its ability to respond to market conditions, to provide for unanticipated capital investments or to take advantage of business opportunities. The restrictive covenants included limitations on consolidations, mergers and acquisitions, restrictions on creating liens, restrictions on paying dividends or making other similar restricted payments, restrictions on asset sales, restrictions on capital expenditures and limitations on incurring indebtedness, among other restrictions. The restrictive covenants in the senior credit facility also included financial measures such as a consolidated interest coverage ratio and a maximum senior leverage ratio, which would have become more restrictive over time. At December 31, 2004, the Company was in compliance with these covenants. The terminated senior credit facility also limited the Company’s ability to modify its certificate of incorporation and bylaws. Under these debt instruments, the subsidiaries of AMI Semiconductor, Inc. cannot be restricted, except to a limited extent, from paying dividends or making advances to AMI Semiconductor, Inc.
     The information provided elsewhere in this Item 5 of this quarterly report on Form 10-Q for the quarter ended July 2, 2005 is hereby incorporated by reference.
Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant
     On April 1, 2005, AMI Semiconductor, Inc., a wholly-owned subsidiary of the Company, entered into a new term loan of $210.0 million and a new revolving line of credit in the amount of $90.0 million pursuant to a Credit Agreement among AMIS Holdings, AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the “Credit Agreement”). The information provided elsewhere in this Item 5 of this quarterly report on Form 10-Q for the quarter ended July 2, 2005 is hereby incorporated by reference.
Item 6: Exhibits
(a)   Exhibits
10.1 Letter of Intent dated June 15, 2005 between AMIS Holdings, Inc. and Flextronics International USA Inc.
10.2 Employment agreement dated July 26, 2005 between AMIS Holdings, Inc. and Christine King (1)
31.1 Rule 13a-14(a) Certification of Chief Executive Officer
31.2 Rule 13a-14(a) Certification of Chief Financial Officer

32.1 Section 1350 Certification of Chief Executive Officer
32.2 Section 1350 Certification of Chief Financial Officer
(1) Incorporated by reference to the exhibits to our current report on Form 8-K dated July 26, 2005, filed with the SEC on August 1, 2005.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

	By:	/s/ DAVID A. HENRY

Dated: August 4, 2005		David A. Henry
Senior Vice President and Chief Financial Officer