Form 10-Q
period 2005-10-01
AMIS HOLDINGS INC
filed 2005-11-09
CIK 1161963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended October 1, 2005
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2005

Common stock, $0.01 par value	86,152,588

AMIS Holdings, Inc.

Page
Forward Looking Statements	ii
PART I: FINANCIAL INFORMATION
Item 1: Financial Statements	1
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	13
Item 3: Quantitative and Qualitative Disclosures About Market Risk	32
Item 4: Controls and Procedures	33
PART II: OTHER INFORMATION
Item 1: Legal Proceedings	33
Item 6: Exhibits	34
Signatures	35
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

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

ii

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	October 1, 2005
	(unaudited)	December 31, 2004
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$73.8	$161.7
Accounts receivable, net	94.5	78.6
Inventories	60.8	52.2
Deferred tax assets	7.7	6.5
Prepaid expenses	26.1	17.2
Other current assets	6.6	12.9

Total current assets	269.5	329.1

Property, plant and equipment, net	200.2	199.2
Goodwill, net	71.3	16.9
Other intangibles, net	94.5	35.1
Deferred tax assets	50.9	39.6
Other long-term assets	29.3	23.3

Total assets	$715.7	$643.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.2	$1.3
Accounts payable	35.2	37.6
Accrued expenses	56.3	62.4
Income taxes payable	2.2	1.3

Total current liabilities	96.9	102.6

Long-term debt, less current portion	315.5	252.2
Other long-term liabilities	9.0	2.4

Total liabilities	421.4	357.2

Stockholders’ equity:
Common stock	0.9	0.8
Additional paid-in capital	534.1	530.6
Accumulated deficit	(258.6)	(270.6)
Deferred stock-based compensation	(0.2)	(0.4)
Accumulated other comprehensive income	18.1	25.6

Total stockholders’ equity	294.3	286.0

Total liabilities and stockholders’ equity	$715.7	$643.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	October 1,	September 25,	October 1,	September 25,
	2005	2004	2005	2004
		(In millions, except per share data)
Revenue	$125.6	$131.2	$364.0	$394.0
Cost of revenue	64.0	67.6	188.4	208.3

	61.6	63.6	175.6	185.7

Operating expenses:
Research and development	21.2	19.5	63.9	57.8
Marketing and selling	10.3	11.0	30.5	32.4
General and administrative	9.3	7.0	22.2	21.7
Amortization of acquisition-related intangible assets	2.5	0.2	4.9	0.5
In-process research and development	0.8	—	0.8	—
Restructuring charges	0.2	—	1.5	—

	44.3	37.7	123.8	112.4

Operating income	17.3	25.9	51.8	73.3

Other income (expense):
Interest income	0.4	0.5	1.7	1.3
Interest expense	(3.3)	(5.1)	(11.3)	(15.0)
Other income (expense), net	—	0.1	(34.9)	(0.6)

	(2.9)	(4.5)	(44.5)	(14.3)

Income before income taxes	14.4	21.4	7.3	59.0
Provision for (benefit from) income taxes	2.7	5.2	(4.7)	14.0

Net income	$11.7	$16.2	$12.0	$45.0

Basic net income per common share	$0.14	$0.20	$0.14	$0.55

Diluted net income per common share	$0.13	$0.19	$0.14	$0.52

Weighted average number of shares used in calculating basic net income per common share	85.9	82.9	85.6	82.5

Weighted average number of shares used in calculating diluted net income per common share	88.1	86.4	88.0	86.4

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended
	October 1,	September 25,
	2005	2004
	(In millions)
Cash flows from operating activities
Net income	$12.0	$45.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	36.9	32.2
Amortization of deferred financing costs	0.6	0.9
Stock-based compensation expense	0.2	0.9
Write-off of deferred financing costs	6.7	—
In-process research and development	0.8	—
Deferred income taxes	(10.0)	4.9
Loss on disposition of property, plant and equipment	—	0.1
Changes in operating assets and liabilities:
Accounts receivable	(9.9)	(13.4)
Inventories	(7.4)	(0.3)
Prepaid expenses and other assets	4.7	1.1
Accounts payable	(6.2)	(3.4)
Accrued expenses	(10.9)	(2.2)

Net cash provided by operating activities	17.5	65.8
Cash flows from investing activities
Purchases of property, plant and equipment	(20.4)	(21.1)
Proceeds from sale of property, plant and equipment	—	0.1
Purchase of a business	(136.5)	—
Change in restricted cash	(1.2)	1.0
Change in other assets	(4.2)	(1.6)

Net cash used in investing activities	(162.3)	(21.6)
Cash flows from financing activities
Payments on long-term debt	(254.8)	(0.6)
Proceeds from bank borrowings	320.0	—
Payment of deferred financing costs	(4.5)	—
Payment on derivative	(0.1)	—
Proceeds from exercise of stock options	3.6	2.2

Net cash provided by financing activities	64.2	1.6
Effect of exchange rate changes on cash and cash equivalents	(7.3)	(0.5)

Net (decrease) increase in cash and cash equivalents	(87.9)	45.3
Cash and cash equivalents at beginning of period	161.7	119.1

Cash and cash equivalents at end of period	$73.8	$164.4

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
October 1, 2005
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
     The local currencies are the functional currencies for the Company’s fabrication facilities, sales operations and/or product design centers outside of the United States, except for the Company’s operations in the Philippines. Cumulative translation adjustments that result from the process of translating these entities’ financial statements into U.S. dollars are included as a component of comprehensive income.
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
     Gains and losses from foreign currency transactions, such as those resulting from the settlement of transactions that are denominated in a currency other than a subsidiary’s functional currency, are included in the correlating line of the statement of operations. Below is a summary of the net effect of foreign currency on each line of the statement of operations (in millions):

	Three Months Ended:	Nine Months Ended:
	October 1, 2005	October 1, 2005

Revenue	$0.4	$1.6

Cost of revenue	0.6	1.3

Research and development	(0.1)	(0.3)

Marketing and selling	0.2	0.3

General and administrative	1.5	1.2

Total	$(1.8)	$(0.9)

     The effects of foreign currency on the statement of operations in the three- and nine-month periods ended September 25, 2004 were immaterial.
Recent Accounting Pronouncements
     In October 2005, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. Management does not expect the adoption of Staff Position FAS 13-1 to have a material impact on the Company’s results of operations or financial position.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. Management does not expect the adoption of SFAS No. 154 to have a material impact on the Company’s results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Securities and Exchange Commission Release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” has made the effective date the beginning of the first fiscal year after June 15, 2005. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 2 for the pro forma net income (loss) and net income (loss) per share amounts, for the three and nine months ended October 1, 2005 and September 25, 2004, as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. The Company intends to use the Black Scholes valuation model for expensing its options upon adoption of SFAS No. 123R. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. The Company has not yet made a determination on which adoption method it will choose. Management is currently evaluating these and other requirements under SFAS No. 123R and expects the adoption to have a significant impact on the Company’s consolidated statements of operations, although it will have no impact on the Company’s overall financial position.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The American Jobs Creation Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. The Company does not anticipate repatriating a portion of its unremitted foreign earnings during 2005.
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
     In the following pro forma presentation, stock compensation expense for options and/or warrants granted to non-employees has been determined in accordance with SFAS 123 and the Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services” (EITF 96-18). These amounts are being added back to pro forma net income in this presentation, as they are included in the stock-based compensation expense amount and in the calculation of net income.

     The following table provides pro forma information for the three- and nine- month periods ended October 1, 2005 and September 25, 2004 that illustrates the net income and net income per common share as if the fair value method had been adopted under SFAS No. 123 (in millions, except per share data).

	Three Months Ended		Nine Months Ended
		September	October 1,	September 25,
	October 1, 2005	25, 2004	2005	2004

Net income, as reported	$11.7	$16.2	$12.0	$45.0
Less: Stock-based compensation expense determined under the fair value method, net of related tax effects	(2.2)	(1.1)	(5.7)	(1.9)
Add: Stock-based compensation expense included in determination of net income as reported, net of related tax effects	0.1	—	0.1	0.5

Pro forma net income	$9.6	$15.1	$6.4	$43.6

Net income per common share:
Basic as reported	$0.14	$0.20	$0.14	$0.55
Diluted as reported	$0.13	$0.19	$0.14	$0.52
Pro forma basic	$0.11	$0.18	$0.07	$0.53
Pro forma diluted	$0.11	$0.17	$0.07	$0.50
Note 3: Inventories
     Inventories consist of the following (in millions):

		December 31,
	October 1, 2005	2004

Raw materials	$5.3	$5.5
Work-in-process	37.3	27.7
Finished goods	18.2	19.0

	$60.8	$52.2

Note 4: Net Income per Common Share
     Basic net income per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the effect of common stock equivalents, consisting of stock options and warrants, if the effect of their inclusion is dilutive.
     The following table sets forth the computation of basic and diluted net income per common share (in millions):

	Three Months Ended		Nine Months Ended
		September		September
	October 1,	25,	October 1,	25,
	2005	2004	2005	2004

Numerator (Basic and Diluted):
Net income	$11.7	$16.2	$12.0	$45.0
Denominator:
Weighted average shares outstanding-basic	85.9	82.9	85.6	82.5
Stock options and warrants (treasury stock method)	2.2	3.5	2.4	3.9

Weighted average shares outstanding-diluted	88.1	86.4	88.0	86.4

     Options to purchase 2.9 million and 2.0 million shares of common stock and warrants to purchase 4.6 million shares of common stock were outstanding at October 1, 2005 and September 25, 2004, respectively, but were not included in the computation of diluted earnings per share as the effect would be antidilutive.
     For the nine months ended October 1, 2005, upon exercise of stock options, warrants and the issuance of shares under the employee stock purchase plan, 0.9 million, 0.1 million and 0.3 million shares of common stock were issued, respectively.
Note 5: Income Taxes
     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on management’s analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on projections of taxable income for the remainder of 2005 and for future periods, during the three- and nine-month periods ended October 1, 2005, the Company reversed approximately $1.6 million and $4.7 million, respectively, of the valuation allowance. During the nine months ended October 1, 2005, the Company recorded a charge of $2.3 million, or $0.03 per diluted share, to reduce its deferred tax asset to reflect a change in its estimated U.S. statutory tax rate from 41% to 39%. This statutory tax rate change is a result of a decrease in the Company’s estimated blended state tax rate from 6% to 4%, based upon the apportionment of its income to states in which the Company does business, net of the deduction for federal income tax purposes. Management’s analyses of future taxable income are subject to a wide range of variables, many of which involve estimates and, therefore, the Company’s deferred tax asset may not be ultimately realized in full.
Note 6: Long-Term Debt
     The Company and AMI Semiconductor, Inc., its wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan and a revolving credit facility.
     On March 2, 2005, AMI Semiconductor, Inc. announced a tender offer for its 10 3/4% senior subordinated notes as well as a refinancing of the existing $125.0 million senior secured term loan and $90.0 million revolving credit facility. On April 1, 2005, 100% of the outstanding notes had been repurchased and the indenture governing the senior subordinated notes was discharged. Proceeds from a new senior secured term loan of $210.0 million, entered into on April 1, 2005, and existing cash of $75.8 million were used to purchase the outstanding notes for $130.0 million, pay a premium on the notes and expenses associated with the tender of $28.0 million in the aggregate, which is recorded in other expense on the accompanying unaudited condensed consolidated statement of operations and repay the outstanding balance of the previous senior secured term loan of $123.2 million, with the remainder used to pay accrued interest on the notes and the previous senior secured term loan and pay expenses related to the refinancing of the senior credit facilities. As a result of these transactions, total debt was reduced by $43.2 million. In conjunction with the refinancing, the Company recorded a charge of $6.8 million in other expense on the accompanying unaudited condensed consolidated statement of operations in the first quarter of 2005 for the write off of deferred financing and other costs associated with the notes and the previous senior credit facilities. In addition, the Company recorded $2.9 million in deferred financing costs related to the new senior credit facility, included in other long-term assets in the accompanying unaudited condensed consolidated balance sheet, which will be amortized over the term of the senior credit facilities.
     On September 9, 2005, AMI Semiconductor, Inc. amended its senior secured credit facilities by borrowing an additional $110.0 million under the term loan to fund a portion of the purchase of substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. The amended senior credit facilities consist of the amended senior secured term loan of $320.0 million and a $90.0 million revolving credit facility, of which $0.3 million was allocated to a letter of credit as of October 1, 2005. The term loan requires principal payments of $0.8 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on October 1, 2005 was 5.2%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.
     The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of October 1, 2005.
     During January 2005 one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA obtained a letter of credit in association with the planned relocation to a new facility in the Philippines. The letter of credit is for $6.0 million, of which $3.0 million is collateralized with a cash deposit recorded as restricted cash in other assets on the accompanying unaudited condensed consolidated balance sheet. The face value of the letter of credit decreases every six months beginning June 30, 2006 by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The bank issuing the letter of credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA as additional collateral, which had not been done as of October 1, 2005.
Note 7: Financial Instruments
     As of October 1, 2005, the Company had an effective net income hedge in the form of a zero-cost foreign exchange collar contract, which ensures conversion of €3.9 million in the fourth quarter of 2005 at a rate of no less than $1.19 and no more than $1.2857 per € 1, should the weighted averages of euro income translation fall outside of that range. At October 1, 2005, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.
     On September 30, 2005, AMI Semiconductor, Inc. entered into a foreign currency contract to sell €20.0 million on January 4, 2006 at a rate of $1.21206 per €1. This contract acts as a hedging instrument to limit the variability of the euro cash balance, as valued in dollars, held by the Company’s European subsidiaries that use the euro as their functional currency. At October 1, 2005, the fair value of the foreign currency contract was approximately $0.1 million.
     As of September 25, 2004, the Company had an effective net income hedge in the form of a zero-cost foreign exchange collar contract, which ensured conversion of €3.9 million in the fourth quarter of 2004 at a rate of no less than $1.24 and no more than $1.22 per €1, should the weighted averages of euro income translation fall outside of that range. At September 25, 2004, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.
Note 8: Comprehensive Income (Loss)

	For the three months ended:		For the nine months ended:
	October 1,	September	October 1,	September
	2005	25, 2004	2005	25, 2004
		(in millions)
Net income	$11.7	$16.2	$12.0	$45.0

Losses related to derivative activity	(0.1)	—	(0.1)	—

Gains (losses) related to changes in cumulative translation adjustment	6.0	(0.3)	(7.0)	(3.3)

Comprehensive income (loss)	$17.6	$15.9	$4.9	$41.7

Note 9: Restructuring and Impairment Charges
     Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2005, 2004 and 2003, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations.
     The 2005 plan involves the consolidation of the four-inch fabrication facility in Belgium into the six-inch fabrication facility in Belgium and the termination of certain employees. The objectives of the plan are to reduce manufacturing costs of the Company and ensure that the assets of the Company are being utilized effectively. At this time, it is unknown how many employees the terminations related to this consolidation will impact, as negotiations with the local workers’ council are ongoing. The Company currently estimates the costs related to one-time termination benefits to be approximately $8.0 million. These employees are likely to be located in the Belgian facility. Expenses related to the plan in the third quarter of 2005 were immaterial to the statement of operations. No accrual has been recorded at this time on the accompanying balance sheet as of October 1, 2005. Additional expenses expected to be incurred relating to this plan primarily relate to qualification of products in the six-inch fabrication facility, equipment relocation costs, and decommissioning and decontamination of the four-inch fabrication facility. In the aggregate, total expense related to this restructuring plan is expected to be $20.0 to $25.0 million, the majority of which will be recorded in 2006. This plan is expected to be complete by the end of the first quarter of 2007.
     The 2004 plan involved the consolidation of sort operations in the United States and Belgium to the Philippines, the move of certain offices to lower cost locations and the termination of certain employees. The objectives of the plan were to increase the competitiveness of the Company and manage costs during the current period of end-market weakness. In total, approximately 110 employees in the United States and Belgium were terminated as part of this program. Such terminations affected virtually all departments within the Company’s business. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $9.4 million as of October 1, 2005, of which $1.5 million was recorded in the first nine months of 2005. As of October 1, 2005, approximately $7.2 million had been paid out. The remaining accrual of approximately $2.2 million is included in accrued expenses on the accompanying balance sheet at October 1, 2005 and is expected to be paid out in the fourth quarter of 2005. Additional expenses are expected to be incurred during the fourth quarter of 2005 relating to this plan primarily related to the relocation of the facilities and other severance benefits. This plan is expected to be complete by the end of the fourth quarter of 2005.
     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees and sales representative firms were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1.7 million, which includes $0.6 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of October 1, 2005, approximately $1.0 million had been paid out related to this plan. The remaining accrual relating to the 2003 plan of approximately $0.1 million is included in accrued expenses on the accompanying balance sheet as of October 1, 2005 and is expected to be paid in 2005. This plan is expected to be complete by the end of the fourth quarter of 2005.
     Following is a summary of the restructuring accrual relating to the 2004 and 2003 plans (in millions):

		Lease	Facility
	Severance	Termination	Relocation
	Costs	Costs	Costs	Total

Balance at December 31, 2004	$5.0	$0.3	$—	$5.3
Expensed in 2005	0.4	—	1.1	1.5
Paid in 2005	(3.3)	(0.1)	(1.1)	(4.5)

Balance at October 1, 2005	$2.1	$0.2	$—	$2.3

Note 10: Defined Benefit Plan
     Certain Belgian employees are eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The amount of net periodic benefit cost recognized is as follows (in millions):

	For the three months ended:		For the nine months ended:
	October 1, 2005	September 25,	October 1, 2005	September 25,
		2004		2004

Service cost	$0.7	$0.5	$2.1	$1.5
Interest cost	0.3	0.3	0.9	0.9
Expected return on plan assets	(0.4)	(0.5)	(1.2)	(1.4)
Amortization of loss	—	—	0.1	—

Net period benefit cost	$0.6	$0.3	$1.9	$1.0

Note 11: Contingencies
     In 2004 the Company produced parts for a customer that the customer incorporated into its product that it shipped to its customers. After experiencing a number of product failures, the customer initiated a recall of its product. As of October 1, 2005, the Company had accrued a charge of $1.3 million to cover the return of parts in the recalled products. The customer has asserted that the Company is liable for additional costs associated with the recall. Management believes the Company is not liable for any additional costs and is currently discussing the matter with the customer. Since the product recall is ongoing, management is not able to estimate a range of potential additional costs that may be incurred. However, management believes that the resolution of this matter will not have a material adverse effect on the Company’s consolidated financial position, operating results or cash flows.
Note 12: Segment Reporting
     In the third quarter of 2005, in conjunction with a reorganization, the Company determined that it has two reportable segments: Integrated Mixed Signal Products and Structured Digital Products. Each segment is composed of product families with similar technological requirements. The Company formerly had three segments, but management has realigned the business, combining Mixed Signal Foundry Services with Integrated Mixed Signal Products to ensure greater service to our integrated mixed signal customers in the Company’s target markets of automotive, medical and industrial by having one organization service those customers. Prior periods have been adjusted to reflect these new segments.

     Information about segments (in millions):

	Integrated	Structured
	Mixed Signal	Digital	Total

Three months ended October 1, 2005
Net revenue from external customers	$98.8	$26.8	$125.6
Segment operating income	11.2	6.3	17.5
Nine months ended October 1, 2005
Net revenue from external customers	284.5	79.5	364.0
Segment operating income	34.3	19.0	53.3
Three months ended September 25, 2004
Net revenue from external customers	98.7	32.5	131.2
Segment operating income	18.3	7.6	25.9
Nine months ended September 25, 2004
Net revenue from external customers	303.0	91.0	394.0
Segment operating income	55.6	17.7	73.3
     Reconciliation of segment information to consolidated financial statements (in millions):

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 25,	October 1, 2005	September 25,
		2004		2004

Total operating income for reportable segments	$17.5	$25.9	$53.3	$73.3
Unallocated amounts:

Restructuring charges	(0.2)	—	(1.5)	—

Operating income	$17.3	$25.9	$51.8	$73.3

Note 13: Acquisitions
     On September 9, 2005, AMI Semiconductor, Inc., Emma Mixed Signal CV and AMI Semiconductor Israel LTD, subsidiaries of the Company, acquired substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. (the “Flextronics Semiconductor Business”) for approximately $136.5 million in cash plus other liabilities. This is referred to as the “Flextronics Acquisition.” The Flextronics Semiconductor Business specializes in custom mixed-signal products, imaging sensors and digital application specific integrated circuits including field programmable gate array conversion products. The Flextronics Semiconductor Business employed approximately 170 people in the United States, the Netherlands and Israel, of which the Company retained approximately half. The Company increased its existing senior secured term loan by $110.0 million, used this term loan and existing cash to finance the Flextronics Acquisition, and amended its existing credit facility in order to permit the acquisition and new indebtedness (see Note 6).
     The Flextronics Acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” The purchase method of accounting allocates the aggregate preliminary purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The final purchase price and resulting allocation is contingent upon completion of ongoing negotiations with Flextronics International USA Inc. as to the operating liabilities assumed by the Company and the assets to which the Company is entitled and completion of final asset valuation. Additionally, the purchase price reflects the estimate of restructuring costs, accrued pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company expects to incur associated with the Flextronics Acquisition.

     The following is a summary of the preliminary Flextronics Acquisition purchase price (in millions):

Cash paid to Flextronics International USA Inc.	$136.5
Acquisition-related expenses	5.9
Receivable from Flextronics for a working capital adjustment	(5.2)
Exit-related liability costs	1.4
Operating liabilities assumed (including accounts payable of $5.7, deferred revenue of $1.4 and other current liabilities of $0.7)	7.8

Total purchase price	$146.4

     The following is a summary of the preliminary allocation of the Flextronics Acquisition purchase price (in millions):

Trade accounts receivable, net	$10.6
Inventory, net	4.2
Deferred costs	1.2
Deferred tax asset	3.6
Other current assets	0.6
Property, plant and equipment	4.4
Acquisition-related intangible assets	65.6
In-process research and development	0.8
Goodwill	55.4

Total purchase price allocated	$146.4

     The value of identifiable intangible assets was determined by Management which utilized, among other factors, an independent appraisal by an independent financial consulting firm, LECG, LLC. The preliminary allocation of costs to goodwill was determined to be $55.4 million. Of this amount, $51.0 million was allocated to the Integrated Mixed Signal Products reporting unit and $4.4 million to the Structured Digital Products reporting unit. In connection with the purchase, a charge of $0.8 million for in-process research and development was recorded the third quarter of 2005. The following is a detail of the acquisition-related intangible assets acquired in the Flextronics Acquisition (in millions):

	Total Value	Useful Life in Years

Customer relationships	$36.0	8
Proprietary technology	25.3	4
Patents	2.4	10
Non-compete agreement	1.9	3

Total acquisition-related intangible assets	$65.6

     Unaudited pro forma information as if the Flextronics Semiconductor Business had been acquired on January 1, 2004 is as follows for the three and nine months ended October 1, 2005 and September 25, 2004, respectively (rounded, in millions, except per share data). The pro forma operating results for the three and nine months ended October 1, 2005 include $0.8 million for the write-off of in-process research and development associated with the Flextronics Acquisition. The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred on the assumed acquisition date.

	Three Months Ended:		Nine Months Ended:
	October 1,	September	October 1,	September
	2005	25, 2004	2005	25, 2004

Revenue	$143.1	$148.1	$426.1	$442.0
Net income	$10.0	$13.9	$6.9	$41.7
Basic net income per common share	$0.12	$0.17	$0.8	$0.51

Diluted net income per common share	$0.11	$0.16	$0.8	$0.48

     The results of operations related to the Flextronics Semiconductor Business have been included in the Company’s statement of operations since the acquisition date.
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
Overview
     We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. We have organized our business into two operating segments, integrated mixed signal products and structured digital products, through which we serve our target automotive, medical and industrial markets. Our target markets accounted for 66% of total revenues in the third quarter of 2005. Integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. Structured digital products, which involve the conversion of higher cost programmable digital logic integrated circuits into lower cost digital custom integrated circuits, provide us with growth opportunities and digital design expertise, which we use to support the design of system solutions for customers in our target markets. We formerly had three segments, but we have consolidated mixed signal foundry services into integrated mixed signal products. Through this consolidation we will be able to better serve our mixed signal customers. Prior period segment information has been adjusted to reflect this change in operating segments.
     When evaluating our business, we generally look at financial measures such as revenue, gross margins and operating margins. We also use internal tracking measures, such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity has been strong in 2005; however, we are experiencing a low level of capacity utilization in 2005, which is consistent with the year over year decrease in revenue. Capacity utilization was 61% in the third quarter of 2005. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Our gross margins could be negatively impacted in the future if capacity utilization declines further. Other key metrics we use to analyze our business include days sales outstanding (DSO) and inventory turns. DSO was 69 days in the third quarter of 2005, up 11 days sequentially. Our acquisition of the majority of the assets and certain liabilities for the semiconductor business of Flextronics International USA Inc. (described below) added 7 days to DSO in the third quarter of 2005. The remaining increase in DSO in the third quarter of 2005 occurred because a higher than normal portion of sales occurred late in the quarter. Inventory turns increased to 4.2 in the third quarter of 2005, which is even with the second quarter of 2005. Excluding Flextronics inventories, inventory turns decreased slightly to 4.0.
     On September 9, 2005, we completed the purchase of substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. (the “Flextronics Semiconductor Business”) for approximately $136.5 million in cash plus other liabilities (the “Flextronics Acquisition”). The Flextronics Semiconductor Business specializes in custom mixed-signal products, imaging sensors and digital application specific integrated circuits, including field programmable gate array conversion products. Results of operations for the third quarter and first nine months of 2005 include the results of this business beginning in September 2005.
     In November 2004, we acquired substantially all of the assets and certain liabilities of Dspfactory Ltd., a leader in ultra-low power digital signal processing technology for digital hearing aids and other low power applications. Results of operations for the first nine months of 2005 fully include this business and results for the first nine months of 2004 do not include this business.

Results of Operations
Three- and nine-month periods ended October 1, 2005 compared to the three- and nine-month periods ended September 25, 2004
Revenue
     Revenue in the third quarter and first nine months of 2005 decreased 4% and 8% to $125.6 million and $364.0 million, respectively, from $131.2 million and $394.0 million in the third quarter and first nine months of 2004, respectively. The decreases were primarily due to broad-based weakness in market conditions across our adjacent markets, particularly communications. Communications revenue in the third quarter and first nine months of 2005 was impacted by the expiration of a take-or-pay agreement with STMicroelectronics that expired in June 2004. In the third quarter and first nine months of 2004, $3.6 million and $21.2 million, respectively, related to the STMicroelectronics take-or-pay arrangement. Minimal revenues were recorded in the third quarter and first nine months of 2005. In addition, in the third quarter of 2005, $2.4 million of revenue was deferred until the fourth quarter because certain products were not shipped from our freight forwarder prior to the close of the quarter. Third quarter and the first nine months of 2005 revenues include those from the Dspfactory acquisition of $6.3 million and $16.6 million, respectively. Third quarter and the first nine months of 2005 also included revenue from the Flextronics Acquisition of $3.7 million.
     Integrated mixed signal revenue for the third quarter and first nine months of 2005 was flat and decreased 6% to $98.8 million and $284.5 million, respectively, from $98.7 million and $303.0 million in the third quarter and first nine months of 2004, respectively. The third quarter and first nine months of 2005 include incremental revenues from the Dspfactory acquisition, which helped grow our medical revenues in this segment 74% in the third quarter of 2005 over the third quarter of 2004. During the first nine months of 2005, integrated mixed signal saw a decrease in both average selling prices and in unit volume sold.
     Structured digital products revenue in the third quarter and first nine months of 2005 decreased 18% and 13% to $26.8 million and $79.5 million, respectively, from $32.5 million and $91.0 million in the third quarter and first nine months of 2004, respectively. These decreases were primarily due to lower revenue from the overall market softness in the communications and computing end markets, partially offset by increased revenue in the defense end market. In addition, in the third quarter of 2005, approximately $2.0 million of revenue was deferred until the fourth quarter because certain products were not shipped from our freight forwarder prior to the close of the quarter.. For the first nine months of 2005, this segment saw a decrease in average selling prices due to changes in product mix, but an increase in unit volume sold.
     The following table represents our regional revenue:

	Three Months Ended		Nine Months Ended
	October 1, 2005	September 25, 2004	October 1, 2005	September 25, 2004

North America	42.5%	41.5%	42.2%	42.0%
Europe	34.7%	40.2%	39.0%	41.3%
Asia	22.8%	18.3%	18.8%	16.7%

	100.0%	100.0%	100.0%	100.0%

Gross Profit
     Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit decreased to $61.6 million and $175.6 million, or 49.0% and 48.2% of revenue, in the third quarter and first nine months of 2005, respectively, from $63.6 million and $185.7 million, or 48.5% and 47.1% of revenue, in the third quarter and first nine months of 2004, respectively. Gross profit margin for the third quarter of

2005 was improved due in part to the favorable effect of a change to our standard costs. Gross profit margin for the first nine months of 2005 was improved by a $2.8 million net reduction to cost of revenue, primarily associated with a capital spending and employment investment grant from the Belgian government. These increases in gross profit margin were also impacted by an increased percentage of higher margin products in the mix of the products we sold, partially offset by lower fixed manufacturing cost absorption due to lower factory utilization.
Operating Expenses
     Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses increased to $21.2 million and $63.9 million, or 16.9% and 17.6% of revenue, in the third quarter and first nine months of 2005, respectively, from $19.5 million and $57.8 million, or 14.9% and 14.7% of revenue, in the third quarter and first nine months of 2004, respectively. These increases were primarily attributable to expenses related to increased design wins and the associated non-customer funded expenses, as well as incremental expense from the Dspfactory and Flextronics acquisitions.
     Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses decreased to $10.3 million and $30.5 million, or 8.2% and 8.4% of revenue, in the third quarter and first nine months of 2005, respectively, compared to $11.0 million and $32.4 million, or 8.4% and 8.2% of revenue, in the third quarter and first nine months of 2004, respectively. These decreases were primarily due to decreased commissions associated with lower sales levels.
     General and administrative expenses consist primarily of salaries of our administrative staff, professional fees related to audit and tax services and advisory fees for various consulting projects. General and administrative expenses increased to $9.3 million and $22.2 million, or 7.4% and 6.1% of revenue, in the third quarter and first nine months of 2005, respectively, compared to $7.0 million and $21.7 million, or 5.3% and 5.5% of revenue, in the third quarter and first nine months of 2004, respectively. These increases were primarily due to foreign exchange losses and increased bad debt reserves recorded in the third quarter of 2005, partially offset by lower consulting fees in 2005 as compared to 2004.
     Amortization of acquisition-related intangible assets increased to $2.5 million and $4.9 million in the third quarter and first nine months of 2005, respectively, compared with $0.2 million and $0.5 million in the third quarter and first nine months of 2004, respectively. These increases were due to higher amortization expense in 2005 related to amortization of intangible assets associated with the Flextronics and Dspfactory acquisitions.
     We recorded $0.2 million and $1.5 million in restructuring charges in the third quarter and first nine months of 2005, respectively, with no comparable charges in the third quarter or first nine months of 2004. These amounts include charges for employee severance and other items as a result of our restructuring program announced in the fourth quarter of 2004. This program includes headcount reductions related to the consolidation of our sort operations in the United States and Belgium to the Philippines as well as other reductions in force resulting from cost containment measures. Cost savings from reductions in force have been fully realized. We expect to realize approximately $2.0 million in annual cost savings as a result of the consolidation of our sort operations. This saving will be partially realized in the fourth quarter of 2005 and begin to be fully realized in the first quarter of 2006. Cash paid out related to this plan was approximately $4.5 million for the nine months ended October 1,2005. Additional charges are expected to be incurred in the remainder of 2005, totaling $0.5 million to $0.7 million.
Operating Income
     Operating income decreased to $17.3 million and $51.8 million, or 13.8% and 14.2% of revenue, in the third quarter and first nine months of 2005, respectively, compared with $25.9 million and $73.3 million, or 19.7% and 18.6% of revenue, in the third quarter and first nine months of 2004, respectively. Following is a discussion of operating income by segment.
     Integrated mixed signal products operating income decreased to $11.2 million and $34.3 million, or 11.3% and 12.1% of segment revenue, in the third quarter and first nine months of 2005, respectively, from

$18.3 million and $55.6 million, or 18.5% and 18.3% of segment revenue, in the third quarter and first nine months of 2004, respectively. These decreases were primarily attributable to lower capacity utilization, which resulted in higher per unit product costs, an increase in R&D investment, including incremental expense from the Dspfactory and Flextronics acquisitions and an increase in general and administrative expense related to foreign currency losses and bad debt expense recorded in the third quarter of 2005. These decreases were partially offset by a net reduction to cost of revenue, primarily associated with a capital spending and employment investment grant from the Belgian government discussed above.
     Structured digital products operating income decreased to $6.3 million or 23.5% of segment revenue in the third quarter of 2005 compared to $7.6 million or 23.4% of segment revenue in the third quarter of 2004 but increased to $19.0 million, or 23.9% of segment revenue, in the first nine months of 2005, from $17.7 million, 19.5% of segment revenue, in the first nine months of 2004. The decrease in operating income in the third quarter of 2005 compared to the third quarter of 2004 is primarily due to lower revenue in communications and computing, resulting in lower gross margins, as well as the $2.0 million of revenue deferred until the fourth quarter described above. The increase in operating income in the first nine months of 2005 compared to the first nine months of 2004 is primarily attributable to lower operating expenses due to cost reductions and shifting of research and development investment focus to the integrated mixed signal business.
Net Interest Expense
     Net interest expense for the third quarter and first nine months of 2005 decreased to $2.9 million and $9.6 million, respectively, compared with $4.6 million and $13.7 million for the third quarter and first nine months of 2004, respectively. The lower net interest expense amounts were primarily attributable to the tender offer and redemption of our 10 3/4% senior subordinated notes during the first quarter of 2005, partially offset by the increased interest expense associated with the addition of $110.0 million to our term loan in September 2005 in connection with the Flextronics Acquisition.
Other Expense
     Other expense was $0.1 million in the third quarter of 2004. Other expense in the first nine months of 2005 increased to $34.9 million from $0.6 million in the first nine months of 2004. This increase was primarily due to a charge of $28.0 million associated with the tender offer and redemption of our 10 3/4% senior subordinated notes and a charge of $6.8 million for the write-off of deferred financing and other costs associated with our prior senior credit facility and senior subordinated notes, which is described in further detail below in “Liquidity and Capital Resources.”
Income Taxes
     Income tax expense was $2.7 million and a benefit of $4.7 million in the third quarter and first nine months of 2005, respectively, compared with an income tax expense of $5.2 million and $14.0 million in the third quarter and first nine months of 2004, respectively. The effective tax rate was 18.8% in the third quarter of 2005, compared to 24.3% in the third quarter of 2004. This is due, in part, to jurisdictional shifts in profit mix and to increased U.S. tax credits relating to research and experimentation claimed during the third quarter of 2005. The effective tax rate for the first nine months of 2005 was not a meaningful number due to a large loss in the U.S. related to our debt refinancing activities in the first quarter, while income was recorded in jurisdictions with lower statutory tax rates. During the nine months ended October 1, 2005, we incurred a $2.3 million tax charge to reduce our deferred tax assets to reflect a change in our estimated U.S. statutory tax rate from 41% to 39%. This statutory tax rate change is a result of a decrease in our estimated blended state tax rate from 6% to 4%, based upon the apportionment of our income to states in which we do business, net of our deduction for federal income tax purposes. The effective tax rate for the first nine months of 2004 was 23.7%.
     We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. Based on projections of taxable income for the remainder of 2005 and future periods, we reversed approximately $1.6 million and $4.7 million of valuation allowance during the third quarter and first nine months of 2005, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.

Liquidity and Capital Resources
     Our principal cash requirements are to fund working capital needs, meet required debt payments, including debt service payments on our senior credit facilities, complete planned maintenance of equipment and equip our fabrication facilities. We anticipate that cash flow from operations, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital needs, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures necessary to support capacity and technology improvements.
     On September 9, 2005, we amended our senior secured credit facilities by borrowing an additional $110.0 million under the term loan to fund a portion of the Flextronics Acquisition. The amended senior credit facilities consist of the amended senior secured term loan and a $90.0 million revolving credit facility, of which $0.3 million was allocated to a letter of credit as of October 1, 2005. The term loan requires principal payments of $0.8 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on October 1, 2005 was 5.2%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.
     The facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. We were in compliance with these covenants as of October 1, 2005. We anticipate continuing to be in compliance with these covenants in the fourth quarter of 2005.
     On March 2, 2005, we announced a tender offer for our 10 3/4% senior subordinated notes as well as a refinancing of the then existing $125.0 million senior secured term loan and $90.0 million revolving credit facility. On April 1, 2005, 100% of the outstanding notes had been repurchased and the indenture governing the senior subordinated notes was discharged. Proceeds from a new senior secured term loan of $210.0 million, entered into on April 1, 2005, and existing cash of $75.8 million were used to purchase the outstanding notes for $130.0 million, pay a premium on the notes and expenses associated with the tender of $28.0 million in the aggregate, which is recorded in other expense on the accompanying unaudited condensed consolidated statement of operations, repay the outstanding balance of the previous senior secured term loan of $123.2 million, with the remainder used to pay accrued interest on the notes and the previous senior secured term loan and pay expenses related to the refinancing of our senior credit facilities. As a result of these transactions, total debt was reduced by $43.2 million. In conjunction with the refinancing, we recorded a charge of $6.8 million in other expense on the accompanying unaudited condensed consolidated statement of operations in the first quarter of 2005 for the write off of deferred financing and other costs associated with the notes and the previous senior credit facilities. In addition, we recorded $2.9 million in deferred financing costs related to the new senior credit facility, included in other long-term assets in the unaudited condensed consolidated balance sheet, which will be amortized over the term of the senior credit facilities.
     We generated $17.5 million in cash from operating activities in the first nine months of 2005, compared to generating $65.8 million in cash from operating activities in the first nine months of 2004. This decrease was primarily due to costs associated with the tender offer and redemption of our 10 3/4% senior subordinated notes during the first quarter of 2005 and other working capital changes.
     Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first nine months of 2005 and 2004, we invested in capital equipment in the amounts of $20.4 million and $21.1 million, respectively. See “Capital Expenditures” below. During the first nine months of 2005 we also paid cash of $136.5 million for the Flextronics Acquisition, of which $110.0 was financed, see discussion below.
     During the first nine months of 2005, we generated net cash from financing activities of $64.2 million, due primarily to the addition of $110.0 million of our term loan in the third quarter of 2005 to finance the

Flextronics Acquisition offset primarily by lowering our long-term debt by $43.2 million in conjunction with the tender offer and redemption of our 10 3/4% senior subordinated notes and the refinancing of our senior credit facilities. During the first nine months of 2004, we generated net cash from financing activities of $1.6 million, primarily as a result of the issuance of common stock upon exercise of stock options.
Capital Expenditures
     During the first nine months of 2005, we spent $20.4 million for capital expenditures, compared with $21.1 million in the first nine months of 2004. Capital expenditures for the first nine months of 2005 focused on transferring our wafer sort operations in the United States and Belgium to a new facility in the Philippines. Our test operations in the Philippines are also currently being relocated to this new facility. Total capital expenditures for 2005 are expected to be approximately seven percent of revenue for the year. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under the senior credit facilities to make planned capital expenditures.
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
Recent Accounting Pronouncements
     In October 2005, the Financial Accounting Standards Board (FASB) issued Staff Position FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period,” which requires rental costs associated with ground or building operating leases that are incurred during a construction period to be recognized as rental expense. The Staff Position is effective for reporting periods beginning after December 15, 2005, and retrospective application is permitted but not required. We do not expect the adoption of Staff Position FAS 13-1 to have a material impact on our results of operations or financial position.
     In May 2005, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3.” This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. This Statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. The provisions of SFAS No. 154 are effective for fiscal years beginning after December 15, 2005. We do not expect the adoption of SFAS No. 154 to have a material impact on our results of operations or financial position.
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Securities and Exchange Commission Release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” has made the effective date the beginning of the first fiscal year after June 15, 2005. We are required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in note 2 to our unaudited consolidated financial statements located in Item 1 of this Form 10-Q for the pro forma net income (loss) and net income (loss) per share amounts, for the three and nine months ended October 1, 2005 and September 25, 2004, as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. We intend to use the Black Scholes valuation model for expensing our options upon adoption of SFAS No. 123R. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. We have not yet made a determination on which adoption method it will choose. We are currently evaluating these and other requirements under SFAS No. 123R and we expect the adoption to have a significant impact on our consolidated statements of operations, although it will have no impact on our overall financial position.
     In December 2004, the FASB issued FASB Staff Position No. FAS 109-2 (“FAS 109-2”), “Accounting and Disclosure Guidance for the Foreign Earnings Repatriation Provision within the American Jobs Creations Act of 2004.” The American Jobs Creation Act introduces a limited time 85% dividends received deduction on the repatriation of certain foreign earnings to a U.S. taxpayer (repatriation provision), provided certain criteria are met. FAS 109-2 provides accounting and disclosure guidance for the repatriation provision. We do not anticipate repatriating a portion of our unremitted foreign earnings during 2005.
Contractual Obligations and Contingent Liabilities and Commitments
     As of October 1, 2005, other than a $0.3 million letter of credit, operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments, we have no off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. Except for the following items there were no significant changes to our contractual obligations and contingent liabilities and commitments during the first nine months of 2005 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2004:
•	$110.0 million addition to our term loan described in note 6 to our unaudited consolidated financial statements located in Item 1 of this Form 10-Q,

•	the resulting increase in quarterly debt payments from $0.5 million to $0.8 million, with the balance continuing to be due on April 11, 2012, and

•	the consummation of certain technology license agreements, which require aggregate future payments of $6.8 million over the next five years.
Outlook
     We expect fourth quarter 2005 revenue to be up 12% to 15% as compared to third quarter 2005, which includes a full quarter of revenue from the Flextronics Acquisition. Excluding Flextronics, revenues are expected to increase three percent to five percent sequentially. We anticipate fourth quarter 2005 gross margins to be between 47% and 48%. We expect operating margins, excluding anticipated restructuring charges and amortization of acquisition-related intangible assets of approximately $5.1 million to $5.3 million, to be between 16.5% and 17.5%. Interest expense is anticipated to be in the range of approximately $4.0 million to $4.3 million. Depreciation and amortization is expected to be about $15.0 million in the fourth quarter of 2005.
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
     The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was impacted by this downturn. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004 and the first nine months of 2005. This resulted in lower revenue levels in the second half of 2004 and the first nine months of 2005. We cannot predict how long the current soft bookings environment will persist or to what extent business conditions will change in the future. If the soft bookings environment persists, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.
We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial conditions.
     During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. Most recently, we eliminated approximately 110 employee positions during the fourth quarter of 2004 and recorded $7.9 million in related restructuring charges. During 2005 we began relocating our test operations to a new larger facility in the Philippines and are in the process of transferring our wafer sort operations in Pocatello, Idaho and Oudenaarde, Belgium to that new facility. These changes will result in additional restructuring charges in 2005, which are expected to total approximately $2.0 million to $2.2 million, of which $1.5 million has been recorded in the first nine months of 2005. In addition, on August 17, 2005, we announced a plan to close our four-inch wafer fabrication facility in Oudenaarde, Belgium by the first quarter of 2007. We expect this to result in additional restructuring charges of $20.0 to $25.0 million, of which approximately $0.2 million is expected to be recorded in the fourth quarter of 2005. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges, which could have a material adverse effect on our results of operations or financial condition if they are large enough.
If we are unable to improve and maintain the quality of our internal control over financial reporting, a weakness could materially and adversely affect our ability to provide timely and accurate information about our company, which could harm our reputation and share price.
     In connection with the preparation of our financial statements and other reports for the third quarter of 2005 audit, our independent auditors identified a deficiency in our internal control over financial reporting relating to revenue recognition that we have concluded rose to the level of a “material weakness”. In certain limited circumstances in which we use the services of a freight forwarder, our internal controls were not designed to effectively identify when delivery of products to our customers had occurred and related revenue could accordingly be recognized. Had this material weakness in our internal control over financial reporting not been identified prior to the reporting date of this quarterly report on Form 10-Q, our revenue and net income would have been overstated by $2.4 million and $1.0 million, respectively, for the third quarter of 2005. We cannot be certain that the measures we are taking will ensure that we will maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations on a timely and accurate basis. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.
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
     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. In addition, we experienced a decrease in orders in the third and fourth quarters of 2004 and the first nine months of 2005 due to general declines in the industry and an inventory policy change with one of our major medical customers earlier in 2005. These decreases in orders are now negatively impacting our gross margins. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition.
A significant portion of our revenue comes from a relatively limited number of customers and devices, the loss of which could adversely affect our results of operations and financial condition.
     If we lose major customers or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 460 customers in the first nine months of 2005, sales to our 17 largest customers represented 50.9% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,100 different products in the first nine months of 2005, the 95 top selling devices represented 50.1% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of major customers or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.
We may not be able to sell the inventories of products on hand, which could have a material adverse effect on our results of operations and financial condition.
     In preparation for the move of our test facilities in the Philippines, the consolidation of our sort facilities in Belgium and the United States into the new facility in the Philippines, the closure of our four-inch wafer fabrication facility in Oudenaarde, Belgium, and for other reasons, we have built up and may continue to build up inventories of certain products in an effort to mitigate or prevent any interruption of product deliveries to our customers. In many instances, we have manufactured these products without having first received orders for them from our customers. Because our products are typically designed for a specific customer and are not commodity products, if customers do not place orders for the products we have built, we may not be able to sell them and we may need to record reserves against the valuation of this inventory. If these events occur, it could have a material adverse effect on our results and financial condition.
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
     From time to time we have purchased other businesses or their assets. In November 2004 we acquired substantially all of the assets of Dspfactory Ltd. On September 9, 2005, we purchased substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. for approximately $136.5 million in cash. These, as well as any future acquisitions, are accompanied by risks, including the following:
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
     An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, obsolescence, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. In addition, our capacity utilization for the second half of 2004 declined from the first half of 2004 and that trend has continued in the first nine months of 2005. If this continues, or if we enter another downturn, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.
We could be adversely affected by manufacturing interruptions or reduced yields.
     The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. The interruption of manufacturing, including power interruptions or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, would adversely affect our business. In addition, we began moving our test operations to a new facility in the Philippines beginning in the second quarter of 2005 and we are moving our sort operations in the United States and Belgium to this new facility as well. We are also planning to close our four-inch wafer fabrication facility in Oudenaarde, Belgium by the first quarter of 2007. If we experience delays or other technical or other problems during these moves, our ability to deliver products to customers may be affected.
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

     As of October 1, 2005, we held 81 U.S. patents and 86 foreign patents. We also had over 90 patent applications in progress. At the end of 2005, approximately 10% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.
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
     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $20.4 million in the first nine months of 2005 and $32.4 million in full year 2004. In the first nine months of 2005, these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location. In 2004, these expenditures were made to expand capacity in our eight-inch fabrication facility, replace equipment and expand our test and design capabilities. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. As of October 1, 2005, we had consolidated indebtedness of approximately $318.7 million. Because of this or other factors, additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.
Risks Relating to Our Substantial Debt
Our substantial consolidated indebtedness could adversely affect our financial health.
     AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness which is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor Inc.’s capital stock. On March 2, 2005, we announced a tender offer for our 10 3/4% senior subordinated notes as well as a refinancing of our existing $125.0 million senior secured term loan and $90.0 million revolving credit facility, which we refer to collectively as our senior credit facilities. In September 2005 we amended our existing senior credit facilities to permit the Flextronics Acquisition and to permit an increase of $110.0 million in our indebtedness. As of October 1, 2005, our consolidated indebtedness was approximately $318.7 million and our total consolidated debt as a percentage of total capitalization was 52%. Subject to the restrictions in the senior credit facilities, our subsidiaries and we may incur certain additional indebtedness from time to time.

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
     Our senior credit facilities contain certain operating and financial restrictions and covenants and require us to maintain certain financial ratios, which become more restrictive over time. Our ability to comply with these ratios may be affected by events beyond our control. We cannot assure you that the operating and financial restrictions and covenants will not adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. A breach of any of the covenants or our inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default under the senior credit facilities, the lenders under our senior credit facilities will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, and require us to apply all of our available cash to repay these borrowings. If we are unable to repay any such borrowings when due, the lenders could proceed against their collateral, which consists of substantially all of our assets, including 65% of the outstanding stock of certain of our foreign subsidiaries. If the indebtedness under our senior credit facilities were to be accelerated, there can be no assurance that our assets would be sufficient to repay such indebtedness in full.
     In addition, we may be required to seek waivers or consents in the future under our senior credit facilities. We cannot be sure that these waivers or consents will be granted.
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
     As a percentage of total revenue, our revenue outside of North America was approximately 58% in the first nine months of 2005. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. International sales and operations are subject to a variety of risks, including:
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
     A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 28% of our revenue in the first nine months of 2005 and 35% of our revenue in 2004. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the impact of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.
We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.
     We had 900 employees in Europe as of October 1, 2005, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.
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
     A substantial portion of our annual sales and operating costs are denominated in euros. Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of October 1, 2005, approximately 71% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of October 1, 2005 would cause a change in consolidated net assets of approximately $9.6 million. We have attempted to mitigate the impact of this exchange rate risk. During August 2005, we entered into a foreign exchange collar contract, which ensures conversion of €3.9 million at a rate of no less than $1.19 and no more than $1.2857 per €1. On September 30, 2005, AMI Semiconductor, Inc. entered into a foreign currency contract to sell €20.0 million on January 4, 2006 at a rate of $1.21206 per €1. This contract acts as a hedging instrument to limit the variability of the euro cash balance, as valued in dollars, held by our European subsidiaries that use the euro as their functional currency.
     Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $1.6 million in annual interest expense.

Item 4: Controls and Procedures
     In preparing our financial statements and other reports for the quarter ended October 1, 2005, we concluded that our internal control over financial reporting relating to revenue recognition was not effective and that the weakness that was identified materially affected or is reasonably likely to materially affect our financial reports. We use a freight forwarder as our agent in the United States for shipments arriving from our overseas facilities to be distributed to our customers in the United States. In the quarter ended October 1, 2005, a number of shipments from our overseas facilities were delivered to our freight forwarder at the very end of the fiscal quarter. We arranged for the shipments to be picked up from the freight forwarder before the fiscal quarter-end. The terms and conditions governing the shipments in question required delivery to the customers’ carriers in order for delivery to be completed. Our external auditors discovered that the products had not been effectively delivered to the customers’ carriers by the end of the fiscal quarter. As a result, we determined that the revenue associated with these shipments needed to be reversed and recognized in the subsequent quarter. Our internal control over financial reporting related to revenue recognition was deficient in that it was not designed to determine appropriately in all instances when our obligations under our terms and conditions governing the shipments in question had been fulfilled. Had this material weakness in our internal control over financial reporting not been identified prior to the reporting date of this quarterly report on Form 10-Q, our revenue and net income would have been overstated by $2.4 million and $1.0 million, respectively, for the third fiscal quarter of 2005. Our previously filed financial statements for the first and second fiscal quarters of 2005 were also affected by this material weakness in internal control over financial reporting, however the effect was immaterial for those periods. The prior fiscal year results were not affected by this issue.
     We have changed our internal control over financial reporting in this area to more clearly define in our terms and conditions governing the shipments in question and our systems when our delivery obligation has been fulfilled.
Evaluation of disclosure controls and procedures
     Our Chief Executive Officer and our Chief Financial Officer, after evaluating the effectiveness of the Company’s “disclosure controls and procedures” (as defined in the Securities Exchange Act of 1934 (“Exchange Act”) Rules 13a-15(e) or 15d-15(e)) as of October 1, 2005, have concluded that our disclosure controls and procedures are not effective based on their evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15.
Changes in internal control over financial reporting
     During the quarter ended October 1, 2005, except as described above in this Item 4, we have not made any change in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15.
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
     We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the District of Delaware alleging infringement of a patent owned by Ricoh. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The case was transferred to the U.S. District Court for the Northern District of Delaware on August 29, 2003 and was subsequently transferred to the U.S. District Court for the Northern District of California. A claims construction hearing was completed on January 18, 2005, and the court issued its ruling on April 7, 2005. Discovery is proceeding. The patents relate to certain methodologies for the automated design of custom semiconductors. The allegations are premised, at least in part, on the use of software we licensed from Synopsys. Synopsys has agreed to assume the sole and exclusive control of our defense relating to our use of the Synopsys software pursuant to the indemnity provisions of the Synopsys software license agreement, subject to the exceptions and limitations contained in the agreement. Synopsys will bear the cost of the defense as long as it is controlling the defense. However, it is possible that we may become aware of circumstances, or circumstances may develop, that result in our defense falling outside the scope of the indemnity provisions of the Synopsys software license agreement, in which case we would resume control of our defense and bear its cost, or share the cost of the defense with Synopsys and any other similarly situated parties. Based on information available to us to date, our belief is that the asserted claims against us are without merit or, if meritorious, that we will be indemnified (with respect to damages) for such claims by Synopsys and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available.
     From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.
Item 6: Exhibits
(a) Exhibits

10.1	Asset Purchase Agreement dated as of September 9, 2005, between AMIS Holdings, Inc., AMI Semiconductor, Inc., Emma Mixed Signal V.V., AMI Semiconductor Israel Ltd. and Flextronics International USA Inc.

10.2	Amendment dated August 19, 2005, to Credit Agreement dated as of April 11, 2004 among AMIS Holdings, Inc., AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation as Collateral Agent and Administrative Agent

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.
	By:	/s/ DAVID A. HENRY
Dated: November 8, 2005		David A. Henry
Senior Vice President and Chief Financial Officer