Form 10-K
period 2005-12-31
AMIS HOLDINGS INC
filed 2006-03-15
CIK 1161963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2005
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
Common stock, $0.01 par value
      Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐          Accelerated filer ☑          Non-accelerated filer ☐
      Indicate by check mark whether the registrant is a shell company (as defined in Ruble 12b-2 of the Act).     Yes ☐          No ☑
      State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $526,459,027.20
      Indicate the number of shares of the registrant’s common stock outstanding as of March 8, 2006 was 86,633,525.
DOCUMENTS INCORPORATED BY REFERENCE
      Portions of the registrant’s proxy statement relating to the registrant’s 2006 Annual Meeting of Stockholders to be held on or about May 17, 2006 are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS
DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS
      This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the availability of required capacity at our key subcontractors, manufacturing underutilization, changes in the conditions affecting our target markets, fluctuations in customer demand, raw material costs, exchange rates, timing and success of new products, competitive conditions in the semiconductor industry risks associated with international operations, general economic and political uncertainty, conditions in the semiconductor industry, the other factors identified under “Risk Factor” in Item 1A and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
Overview
      We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. Integrated mixed signal semiconductor products are an essential part of any electronic system that interacts with the real world. Integrated mixed signal products interpret and manage analog inputs, such as light, heat, pressure, power and radio waves, so that these inputs can be processed by digital control circuitry and used to drive devices, such as motor controllers or industrial switches, or to communicate with an external system. Integrated mixed signal products combine analog and digital semiconductor functionality on a single integrated circuit to perform complex functions, such as monitoring human heart rates, as well as simpler tasks, such as determining air pressure in tire pressure gauges. We focus on developing our integrated mixed signal semiconductor products based on our customers’ specifications and requirements. We work closely with our customers to integrate their industry-specific requirements into a custom semiconductor product that they use to differentiate their products in the marketplace. We add value to our customers’ products by providing significant mixed signal design expertise, an extensive analog and mixed signal intellectual property portfolio and systems-level design expertise. We support our customers’ long product lifecycles and manufacturing requirements with our proven proprietary process technologies and our flexible manufacturing model.
      We are also a leader in providing low cost solutions for our customers who wish to convert the field programmable gate arrays, or FPGAs, in their systems to a structured digital solution. Customers often would like to obtain the higher performance and lower price of products customized for their system, but instead settle, at least initially, for higher priced FPGAs that enable faster time-to-market. Once these products reach production volumes, however, conversion to a custom product for the balance of the product life can reduce costs considerably while improving performance. We offer customers our proprietary architecture, processes and manufacturing expertise to enable higher performance and efficiency in both the conversion process and the final structured digital product. We focus on conversion opportunities in the mid-range of volume requirements with intermediate degrees of design complexity.

The Company and History
      We are a holding company and conduct all our business operations through AMI Semiconductor, Inc., our wholly owned subsidiary, and its subsidiaries. We were incorporated in Delaware in 1988. Our headquarters are located in Pocatello, Idaho, and we have wafer fabrication facilities in Pocatello, Idaho and Oudenaarde, Belgium.
      Our predecessor company was founded in Santa Clara, California in 1966 as American Microsystems, Inc. to design and manufacture analog and mixed signal integrated circuits. American Microsystems was taken public in the late 1960s. In the 1980s, American Microsystems shifted its focus to the design and manufacture of mixed signal and digital custom integrated circuits and in 1985 American Microsystems entered the digital conversion ASIC business when it completed its first significant conversion project. Our predecessor was acquired by Gould Inc. in 1982, which in turn was acquired by a company now known as Nippon Mining Holdings Inc. (Nippon Mining) in 1988. Between 1988 and 2000 our predecessor operated at various times as a division of Nippon Mining and a subsidiary of GA-TEK, which was also a subsidiary of Nippon Mining. We refer to GA-TEK as our former parent. In 2000 the division was spun out into a subsidiary, and in December 2000 the subsidiary, Nippon Mining and new investors engaged in a recapitalization transaction pursuant to which the subsidiary was renamed AMI Semiconductor, Inc. and became our wholly owned subsidiary. In June 2002, we acquired the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics NV. We refer to this as the MSB acquisition. In November 2004, we acquired Dspfactory Ltd. (Dspfactory), a leader in ultra-low power digital signal processing technology for digital hearing aids and other low-power applications. We refer to this as the Dspfactory acquisition. In September 2005, we acquired the semiconductor business of Flextronics International USA Inc., which specializes in custom mixed signal products, image sensors and digital application specific integrated circuits including field programmable gate array conversion products. We refer to this as the Flextronics acquisition.
Products and Services
      Our products and services are organized into two reportable segments: integrated mixed signal products and structured digital products. We formerly had a third segment, mixed signal foundry services, which we have combined into the integrated mixed signal products segment. Through these segments, we provide our customers building blocks to complement their intellectual property, manufacturing services for customer-designed silicon products and cost optimization platforms and products. See note 17 to the audited consolidated financial statements included elsewhere in this report for information by geographical area. Because we have significant foreign sales and operations and intend to expand our global presence, we are subject to political, economic and other risks we do not face in a domestic market.

Integrated Mixed Signal Products (78.1% of 2005 revenue)
      We design and manufacture complex, customer specific, integrated mixed signal products. Approximately 77% of our 2005 sales of our integrated mixed signal products represent sales to customers in our target automotive, medical and industrial markets. We work closely with our customers throughout the design period, typically lasting from six to 24 months, thereby establishing long-term working relationships. Our integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution and, increasingly, application specific standard products. We focus on integrating the following building block interfaces to the real world:
      Sensor Interfaces. Sensors transform real world stimuli, such as temperature and pressure, into analog electrical signals. The proliferation of sensors and the requirement to interface with those sensors have expanded the market for integrated mixed signal products, which interpret the outputs from the sensors and process them using digital control circuitry. Our integrated mixed signal sensor interfaces enable our customers to create products that are small in size and consume less power, which are attractive attributes for sensors in the automotive, medical and industrial markets. In the automotive field, we have worked with large automotive customers to provide sensor interfaces for angular position sensing, used in applications such as steer-by-wire or throttle position sensing, as well as in emerging applications for stability control, which utilize our digital signal processing technology. In the medical diagnostics field, we have worked with customers in the medical end market to develop integrated mixed signal solutions for high volume applications, such as blood glucose monitoring, internal temperature measurement and imaging.
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
      Communications. Low data rate wireless functionality enables digital messages to be sent over moderate distances using a low power connection. Low data rate solutions are widely used in the automotive, medical and industrial markets. These markets are not addressed by the relatively high cost, high power consumption, high data rate wireless products, such as those used in wireless phones. Our products are optimized for low cost and low power and are used by industrial and automotive end market customers in applications, such as wireless home security and keyless entry. We also offer wired communication products for such applications as in-vehicle control and industrial networking. Digital signal processing is another key communications building block. Our digital signal processing technology is primarily designed for ultra-low power applications such as hearing aids, wireless headsets and electronic stethoscopes, where extended battery life and low background noise are critical to the applications.
      Mixed Signal Foundry Services. We provide mixed signal semiconductor manufacturing services primarily to electronic systems manufacturers and semiconductor companies that have completed their own designs but do not have their own fabrication facilities or have otherwise chosen to outsource to us. We focus on customers and target markets that leverage our mixed signal technology and manufacturing expertise. We specialize in serving customers with small to medium volume requirements, for which larger foundries generally will not aggressively compete. Generally, we are the sole source provider of a particular device for our foundry customers. We utilize established process technologies, thereby reducing technology risk for our customers. Typical applications serviced by our mixed signal manufacturing business include implantable medical devices for cardiac rhythm management applications and sensing circuits for military and high voltage consumer and communications devices.

Structured Digital Products (21.9% of 2005 revenue)
      To address the rising costs associated with digital semiconductor design and manufacturing, we work with customers to provide mid-range ASIC solutions, including primarily FPGA to ASIC conversions, but also digital ASICs and ASIC to ASIC conversions. We have been an innovator in the digital conversion market since 1985 and have created many methodologies and software tools that have enabled us to develop a leading position in this market. Our structured digital products are used in a wide variety of applications that vary in complexity, including communications infrastructure, medical imaging, automotive and consumer applications.
      While FPGAs offer greater flexibility and faster time-to-market, since they can be configured by the customer on site rather than customized in a fab, our structured digital products offer lower per unit cost, higher levels of integration, greater processing speed and lower power consumption.
      Our XPressArraytm product platform became commercially available in 2003. In 2004, we launched the next generation of this conversion technology, XPressArraytm-II. Our XpressArraytm-II product platform allows our customers to convert FPGAs into cost-effective structured digital products with higher performance and efficiency using our proprietary architecture, design software, processes and manufacturing expertise. We have specifically focused our design efforts and intellectual property in the

XpressArraytm-II product platform to enable rapid and accurate conversion from an FPGA to our product so that it will perform seamlessly in a system initially designed with an FPGA.
      We use Taiwan Semiconductor Manufacturing Company’s, or TSMC’s, 0.15 micron process technology to manufacture elements common to each XpressArraytm-II product. Custom functionality is achieved using our internal, low-cost 0.35 micron and 0.25 micron technologies to create the final circuit connections through metalization. This unique hybrid manufacturing approach enables a product that has very fast time-to-market, because of our flexible internal manufacturing capabilities, and low cost, due to being able to use significantly fewer expensive semiconductor photomasks when compared to a typical custom digital product. We believe our XPressArraytm-II product platform provides our customers with significant reductions in development time and low engineering costs while decreasing their semiconductor unit costs considerably.

Customers, Markets and Applications
      The following table sets forth our principal end markets, the percentage of revenue for 2005 in each end market and some specific applications for our products during 2005:

						Computing,
						Consumer and
End Markets	Automotive	Industrial	Medical	Communications	Military	Other

Percentage of revenue for 2005	26.2%	21.7%	17.7%	11.5%	10.1%	12.8%
Applications	In-vehicle sensors Engine management Headlight controls Stability control	Industrial networking Circuit protection Wireless security White goods	Medical imaging Pacemakers Blood glucose monitor Hearing aids	Broadband analog Wireless base stations Switches Routers	Cockpit displays Guidance systems Munitions Infrared imaging	Printers Power management Storage systems
      In 2005, 2004 and 2003, our 30 largest customers accounted for 64.6%, 69.7% and 63.6% of our revenue, respectively. In 2005, Hella, Siemens and Alcatel accounted for 7.2%, 5.9% and 5.7% of total revenues, respectively. In 2004, Hella, Alcatel and Siemens accounted for 6.7%, 6.5% and 5.6% of total revenues, respectively. In 2003, STMicroelectronics accounted for 7.8% of our revenue.
Sales, Marketing and Distribution
      We sell our products primarily through direct sales personnel and independent sales representatives. In 2005, approximately 99% of our sales were made to original equipment manufacturers or their electronic manufacturing service providers. One percent of our 2005 sales were made to distributors. Contracts with our independent sales representatives and our distributors are usually terminable by either party on relatively short notice.
      We believe that maintaining a technically competent and highly focused group of direct sales personnel supported by independent sales representatives is the most efficient way to serve our current customers and to develop and expand our markets and customer base worldwide. Our direct sales organization includes regional sales managers, field application engineers and account managers. Our direct sales personnel are divided geographically throughout North America, Europe and the Asia Pacific region to provide localized technical support. We have strategically located our sales and technical support offices near concentrations of major customers. As of December 31, 2005, we had 74 direct sales personnel, of which 34 covered North America, 30 covered Europe and 10 covered the Asia Pacific region.
      We use our independent sales representatives network to distribute our products, except for mixed signal foundry services, primarily in North America and the Asia Pacific region, and for a small percentage of our sales, in Europe. Our direct sales personnel support independent sales representatives by regularly calling on existing and prospective customers. Our mixed signal foundry services direct sales personnel call on the customer generally without use of the independent sales representatives. During 2005, 2004 and 2003 we derived approximately 32.4%, 39.3%, and 50.5% respectively, of our historical revenue from independent sales representatives. Independent sales representatives in North America do not offer other products that compete directly with our products.
      We maintain a dedicated marketing organization, which includes product marketing and strategic marketing in our business units and segment marketing and field applications engineers located in offices around the world, where they can be close to our customers’ locations.
      Generally, orders flow from the customer directly to us, or in the case of North America, also to one of our independent sales representatives. Our independent sales representatives do not normally carry any product inventory. Products are shipped from our warehouse in Manila, Philippines either directly or via freight forwarders, to our customers worldwide.
Research and Development
      Our expenditures for research and development for 2005, 2004, and 2003 were $87.4 million, $77.2 million, and $70.2 million, respectively, representing 17.4% 14.9%, and 15.5% of revenue in each of the respective periods.
      During 2005, we reorganized and decentralized our product development organization, resulting in each segment controlling their respective product development activities. Our research and development efforts focus on design methodology, intellectual property and process technology for integrated mixed signal and structured digital products. We have continued to improve our manufacturing processes, design software and design libraries. We also work closely with our major customers in many research and development activities, including joint intellectual property development, to increase the likelihood that our products will be more easily designed into our customers’ products and consequently achieve rapid and lasting market acceptance. Areas of focus in intellectual property development include developing our library of microcontroller, motor control, data conversion, high voltage (including flash memory), wireless, low power and digital signal processing building blocks.
Intellectual Property
      We rely on a combination of patent, copyright, maskwork rights, trademark and trade secret laws and contractual restrictions to establish the proprietary aspects of our business and technology across all three of our principal product and services groups. As of December 31, 2005, we held 83 U.S. patents and 92 foreign patents. We also had over 90 patent applications in progress. The patents are based primarily on circuit design and process techniques. Our patents have a typical duration of 20 years from application date. At the end of 2006, approximately 7% of the patents we currently have will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. There can be no assurance that pending patent applications or other applications that may be filed will result in issued patents or that any issued patents will survive challenges to their validity. However, we believe that the loss of any one of our patents would not materially affect our business. We have licensed our design libraries and software to selected customers to design products that are then manufactured by us. We may also license technology from third parties to incorporate into our design libraries.
      As part of the Dspfactory acquisition, we acquired 16 U.S. and foreign patents and 19 patent applications. As part of the Flextronics acquisition, we acquired 13 U.S. and foreign patents and 7 patent applications.
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
Manufacturing
      In the fourth quarter of 2004, we initiated a project to relocate our Manila, Philippines test facility to a new, larger facility and to transfer our wafer sort operations from Oudenaarde, Belgium and Pocatello, Idaho to the new Manila, Philippines facility. This project continued during all of 2005, and is expected to be completed by the first quarter of 2006. As a result, we increased inventories in 2004 and 2005 in order to minimize supply disruptions to our customers. In addition, during the third quarter of 2005, we announced the intended closure of our 4-inch wafer fabrication facility in Qudenaarde, Belgium. We began building inventory in support of this closure in the fourth quarter of 2005, and expect to continue to do so in 2006. As a result, we expect a further increase in overall inventories in 2006.
      We manufacture wafers at our 5-inch fab and an 8-inch fab located in Pocatello, Idaho and our 4-inch fab and a 6-inch fab located in Oudenaarde, Belgium. Our wafer fabrication technology is based on CMOS, BiCMOS and high voltage processes.
      Our integrated mixed signal products customers do not typically require us to maintain process technologies below 0.35 micron. As a result, our capital expenditure requirements are often less as a percentage of revenue as compared to purely digital semiconductor companies, which invest in higher cost process technologies below 0.35 micron. We purchase 0.15 micron CMOS wafers that we use in our XpressArray tm-II product platform from TSMC. Our XPressArraytm products are only partially processed before they are returned to us and then completed with our 0.35 micron or 0.25 micron process in our own fab. This process combination gives our XPressArraytm-II products 0.15 micron performance without incurring the capital expenditure needed to manufacture at this geometry. If this geometry becomes required for our integrated mixed signal products in the future, we intend to seek an external source for that technology.
      In addition to TSMC, we procure fabricated wafers from third-party foundries, such as Samsung, X-Fab, Chartered Semiconductor and Supertex. During 2005, we announced a joint development and foundry agreement with Magnachip Semiconductor, Ltd., for the development and manufacture of 0.18 micron CMOS technology for low power medical applications.

      Fabricated wafers are transferred to third party facilities for packaging and returned to us. We perform wafer and packaged die testing primarily at our facility in Manila, as we continue to transition these activities away from our Pocatello and Oudenaarde facilities. In 2005 and before, we performed testing at our 85,600 square foot facility in Manila, which was established in 1980. Beginning in the second quarter of 2005, we began relocating these activities to a new 129,000 square foot facility near Manila. As of March 1, 2006 we closed the old Manila facility and now perform all of our testing activities at the new facility. We also outsource back-end packaging and testing to a number of subcontractors in Asia, including Amkor, ASE, STATSChipPac and AIT. The table below sets forth information with respect to our wafer fabrication facilities, products and technologies:

		Installed
		Annual
		Equipment		Wafer
Location	Products/Functions	Capacity		Diameter

Pocatello	CMOS Wafers, 0.6 micron and above, 2 to 3 metal levels	235,000		5”
Pocatello	CMOS Wafers, 0.35 micron to 0.8 micron, 2 to 5 metal levels	73,000	(1)	8”
Oudenaarde	BiCMOS Wafers, 1 micron, 2 metal levels	130,000		4”
Oudenaarde	BiCMOS Wafers, 0.35 micron to 1 micron, 2 to 5 metal levels	94,000	(2)	6”

(1)	By adding additional equipment, production capacity at our 8-inch fab could be increased to 225,000 wafers per year.

(2)	By adding additional equipment, production capacity at our 6-inch fab could be increased to 175,000 wafers per year.
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
      Our manufacturing groups also go through stringent certifications to support our focus on our target markets of automotive, medical and industrial. These markets have very demanding requirements for quality and reliability. The following standards require third party auditing to receive certification. We were the first semiconductor company to independently certify to the MIL-PRF-38535 QML standard. In 2002 we became the first pure-play custom integrated circuit manufacturer to attain certification to the telecom TL9000 R3 standard. We became an ISO9000 certified company in 1994, received the QS9000 automotive certification in 1997, a STACK supplier certification in 2000 and earned several government sponsored Quality Awards. Our current certification achievements include the ISO/ TS16949:2002 worldwide automotive standard and the ISO14001:1996 environmental standard.
Backlog
      Reported backlog represents products forecasted or scheduled to be delivered under written purchase orders within six months. Backlog is influenced by several factors, including market demand, pricing, customer order patterns and changes in product lead times. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred the non-recurring engineering fee in full before production begins, customers generally have given careful consideration to the orders they place, and generally do not cancel orders. However, there is no guarantee that backlog will ultimately be realized as revenue. Six-month backlog was $138.0 million as of

December 31, 2005 and $101.3 million as of December 31, 2004. The increase was driven by incremental backlog as a result of the Flextronics acquisition.
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
Seasonality
      Generally, we are affected by the seasonal trends of the semiconductor and related electronics industries. However, we believe our revenues are less susceptible to seasonality than some other semiconductor companies because of a lower concentration of revenues in the communications, computing and consumer markets, which are generally considered to be more cyclical in nature than our target markets of automotive, medical and industrial. Typically, revenues are lower in the first and second quarters of the year, and higher in the third and fourth quarters. In 2005, excluding revenues from the Flextronics acquisition, revenues were slightly higher in the second half of the year as compared to the first half. Revenue growth in the second half of the year was constrained by a faster-than-expected roll-off of revenues generated by older products. Thus, specific conditions in any given year, such as inventory corrections, increases and decreases in customer demand, new end-market product cycles or economic or political events can override seasonal trends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Competition
      We compete in highly competitive markets. The value we provide our customers includes our unique process technologies, our ability to design complex, highly integrated products, our commitment to quality and our commitment to support our customers’ products throughout their product lives. Although no one company competes with us in all of our product lines, we face significant competition for products in our two business areas from domestic, as well as international companies. Some of these companies have substantially greater financial, technical, marketing and management resources than we have.
      Our integrated mixed signal product competitors include larger diversified semiconductor suppliers, such as STMicroelectronics and Texas Instruments, and smaller end market focused suppliers, such as Elmos, Zarlink and Gennum. The principal markets we serve in this segment are automotive, medical and industrial. In the automotive and industrial markets, we believe we are the fourth-largest supplier of custom analog and mixed signal products. In the medical market, we believe we are the largest supplier of custom and application-specific analog and mixed signal products.
      In our integrated mixed signal products segment, we compete with other customer specific semiconductor solutions providers based on design experience, manufacturing capability, depth and quality of mixed signal intellectual property, the ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and sales and technical support personnel. For mixed signal foundry services, we compete with the internal manufacturing capabilities of our customers, as well as third party foundries. In our structured digital products segment, we compete with programmable digital logic product suppliers on the basis of chip size, performance and production costs. Our ability to compete successfully depends on internal and external variables, both within and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends.
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
Employees
      Our worldwide workforce consisted of 2,816 employees (full- and part-time) as of December 31, 2005, of which 1,170 were located in North America, 891 were located in Europe and 755 were located in Asia. None of our employees in North America or Asia are represented by collective bargaining arrangements. We believe that our relations with our employees in North America and Asia are satisfactory. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. We believe that our relations with our unionized employees in Belgium are satisfactory.
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
      Some environmental laws hold current or previous owners or operators of real property liable for the costs of cleaning up contamination, even if these owners or operators did not know of and were not responsible for such contamination. These environmental laws also impose liability on any person who arranges for the disposal or treatment of hazardous substances, regardless of whether the affected site is owned or operated by such person. Third parties may also make claims against owners or operators of properties for personal injuries and property damage associated with releases of hazardous or toxic substances.
      We are required pursuant to an order issued by the California Regional Water Quality Control Board to clean up trichloroethylene contaminated groundwater at our former manufacturing facility located in Santa Clara, California. We are currently monitoring the groundwater and, based on the results of our clean-up efforts to date, do not expect to be required to implement any other remedial measures. We believe that the annual cost of operating the groundwater treatment system will be immaterial to our financial statements in 2006. Nippon Mining Holdings Inc. (formerly known as Japan Energy Corporation) and its subsidiary agreed to indemnify us for certain existing environmental exposures and to pay certain existing liabilities as part of our recapitalization in December 2000. However, there are no guarantees that Nippon Mining or the other indemnifying party will have the ability to fulfill their obligations in the future. Unexpected costs that we may incur with respect to environmental matters may result in additional loss contingencies.

Executive Officers
      The following table sets forth certain information with respect to our executive officers as of March 4, 2006.

Name	Age	Title

Executive Officers
Christine King	56	President and Chief Executive Officer
Walter Mattheus	58	Senior Vice President and Chief Operating Officer
David A. Henry	44	Senior Vice President and Chief Financial Officer
Jon Stoner	49	Senior Vice President and Chief Technology Officer
Charlie Lesko	47	Senior Vice President, Sales & Marketing
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
      Walter Mattheus, Senior Vice President and Chief Operating Officer. Mr. Mattheus joined us in June 2002 following the MSB acquisition as Chief Operating Officer, Managing Director of AMI Semiconductor Belgium BVBA and Managing Director of AMI Semiconductor Leasing BVBA. Mr. Mattheus started with Alcatel Microelectronics in June 1983. At Alcatel Microelectronics, Mr. Mattheus served as General Manager and Chief Operating Officer since 1995. Mr. Mattheus began his career with Bell Telephone Manufacturing Company that later became Alcatel Bell. Mr. Mattheus holds a masters degree and a doctorate in electrical engineering from the University of Leuven.
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
      We make available, free of charge, through our investor relations page on our website, our reports on Form 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. You can find this information on our web site at www.amis.com/investor — relations/.

ITEM 1A.	RISK FACTORS
Factors that May Affect our Business and Future Results
      The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business.

If we are unable to improve and maintain the quality of our internal control over financial reporting, a weakness could materially and adversely affect our ability to provide timely and accurate information about our company, which could harm our reputation and share price.
      In connection with the preparation of our financial statements and other reports for the year ended December 31, 2005, we identified a deficiency in our internal control over financial reporting relating to revenue recognition that we have concluded rose to the level of a “material weakness.” Our internal control over financial reporting was not designed to effectively identify when delivery of products to our customers had occurred and related revenue could accordingly be recognized. Had the errors related to this material weakness in our internal control over financial reporting not been identified during our year-end review procedures, our revenue and net income would have been overstated by $1.8 million and $0.6 million, respectively, for the year ended December 31, 2005. We cannot be certain that the measures we are taking will ensure that we will be able to correct and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.
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
      Most of our products are assembled in packages prior to shipment. The packaging of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. We outsource our semiconductor packaging to subcontractors, most of which are located in Southeast Asia. In particular, we rely heavily on a single subcontractor for packaging. We depend on these subcontractors to package our devices with acceptable quality and yield levels. During the fourth quarter of 2005, our principal packaging subcontractor experienced capacity constraints, which impacted our ability to ship products to customers during the quarter and negatively impacted our revenues. We have taken steps to attempt to guarantee capacity in the future, which will cause us to incur additional costs in 2006. Nevertheless, if our subcontractor experiences problems in packaging our semiconductor devices or experiences prolonged quality or yield problems or continued capacity constraints, our operating results would be adversely affected.

Our success depends on efficient utilization of our manufacturing capacity, and a failure could have a material adverse effect on our results of operations and financial condition.
      An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over-capacity, low levels of customer orders, operating inefficiencies, obsolescence, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. In addition, our capacity utilization for the second half of 2004 declined from the first half of 2004 and that trend continued through 2005. If this continues, or if we enter another downturn, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

We could be adversely affected by manufacturing interruptions or reduced yields.
      The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. The interruption of manufacturing, including power interruptions, or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, would adversely affect our business. In addition, we began moving our test operations to a new facility in the Philippines beginning in the second quarter of 2005 and we are moving our sort operations in the United States and Belgium to this new facility as well. During the course of this move, we experienced some shortcomings in execution that resulted in higher costs in the short term, an increased level of customer delinquencies, and imbalances at some points in our internal supply chain. This will likely take a few quarters to work out, at which time we expect to return to normal levels of efficiencies in this part of the manufacturing process. We are also planning to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium by the first quarter of 2007. If we experience delays or other technical or other problems during these moves, our costs, efficiencies and ability to deliver products to customers may be adversely affected and our results of operations could be adversely affected.

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved, which could have a material adverse effect on our results of operations and financial condition.
      Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. See note 10 to our consolidated financial statements for further discussion. In the fourth quarter of 2005, our gross margin was negatively impacted by approximately $3.7 million due to a charge taken in conjunction with ongoing discussions involving a previous quality issue with one of our customers. On March 3, 2006, an agreement in principle was reached with this customer to settle this issue for $5 million in cash in exchange for a release for all past and future claims with respect to this matter. This amount is fully reserved at December 31, 2005.
      We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to obligations to replace the defective goods or refund the purchase price. Nevertheless, we have received claims in the past for other charges, such as for labor and other costs of replacing defective parts, lost profits and other damages. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products if we are required or choose to pay for the damages that result.

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue and profit levels, which could have a material adverse effect on our results of operations and financial condition.
      The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was impacted by this downturn. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004 and remained sluggish throughout 2005. This resulted in lower revenue in 2005 as compared to 2004. We cannot predict how long the current soft bookings environment will persist or to what extent business conditions will change in the future. If the soft bookings environment persists, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.
      We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. In addition, we experienced a decrease in orders in the third and fourth quarters of 2004. Sluggish business conditions continued in 2005 due to general declines in the industry and an above average roll off of old products, particularly in the mixed signal segment, that new product introductions failed to offset. These decreases in orders are now negatively impacting our gross margins. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition.

A significant portion of our revenue comes from a relatively limited number of customers and devices, the loss of which could adversely affect our results of operations and financial condition.
      If we lose a major customer or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 530 customers in 2005, sales to our 18 largest customers represented 50.6% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,360 different products in 2005, the 104 top selling devices represented 50.1% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of a major customer or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

We may not be able to sell the inventories of products on hand, which could have a material adverse effect on our results of operations and financial condition.
      In preparation for the relocation of our test facilities in the Philippines, the consolidation of our sort facilities in Belgium and the United States into the new facility in the Philippines, the closure of our 4-inch wafer fabrication facility in Oudenaarde, Belgium, and for other reasons, we have built up and may continue to build up inventories of certain products in an effort to mitigate or prevent any interruption of product deliveries to our customers. In many instances, we have manufactured these products without having first received orders for them from our customers. Because our products are typically designed for a specific customer and are not commodity products, if customers do not place orders for the products we have built, we may not be able to sell them and we may need to record reserves against the valuation of this inventory. If these events occur, it could have a material adverse effect on our results and financial condition.

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial conditions.
      During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. Most recently, we began relocating our test operations to a new larger facility in the Philippines and are in the process of transferring our wafer sort operations in Pocatello, Idaho and Oudenaarde, Belgium to that new facility. These actions resulted in restructuring charges in 2005 of approximately $0.5 million. We expect to complete this relocation during the first quarter of 2006. In addition, on August 17, 2005, we announced a plan to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium by the first quarter of 2007. We expect this action to result in restructuring charges in the range of approximately $23.0 million to $28.0 million, of which approximately $4.9 million was recorded in 2005, with the remainder to be recorded in 2006 and the first quarter of 2007. In 2004, we eliminated approximately 110 employee positions, recording $7.9 million in related restructuring charges over the life of this plan. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges, which could have a material adverse effect on our results of operations or financial condition, if they are large enough.

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

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others, and our inability to do so could have a material adverse effect on our business.
      As of December 31, 2005, we held 83 U.S. patents and 92 foreign patents. We also had over 90 patent applications in progress. At the end of 2006, approximately 7% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.
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
      We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers, which we have experienced in the past as a result of soft business conditions, have adversely affected and may continue to adversely affect our results of operations. In addition, while we do not obtain long-term purchase commitments, we generally agree to the pricing of a particular product for the entire lifecycle of the product, which can extend over a number of years. If we underestimate our costs when determining the pricing, our margins and results of operations will be adversely affected.

We depend on our key personnel, and the loss of these personnel could have a material effect on our business.
      Our success depends to a large extent upon the continued services of our chief executive officer, Christine King, and our other key executives, managers and skilled personnel, particularly our design engineers. In July 2005, we signed a new employment agreement with Ms. King that expires on December 31, 2008. Generally our employees are not bound by employment or non-competition agreements and we cannot assure you that we will retain our key executives and employees. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the services of, or failure to recruit, skilled personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.

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
      From time to time we have purchased other businesses or their assets. In November 2004 we acquired substantially all of the assets of Dspfactory Ltd. On September 9, 2005, we purchased substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. for approximately $138.5 million in cash. These, as well as any future acquisitions, are accompanied by risks, including the following:

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
      Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $34.5 million in 2005 and $32.4 million in 2004. In 2005, these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location as well as for increases in our manufacturing capacity. In 2004, these expenditures were made to expand capacity in our eight-inch fabrication facility, replace equipment and expand our test and design capabilities. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. As of December 31, 2005, we had consolidated indebtedness of approximately $317.9 million. Because of this or other factors, additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.

Our substantial consolidated indebtedness could adversely affect our financial health.
      AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness that is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor, Inc.’s capital stock. On March 2, 2005, we announced a tender offer for our 10 3/4% senior subordinated notes as well as a refinancing of our existing $125.0 million senior secured term loan and $90.0 million revolving credit facility, which we refer to collectively as our senior credit facilities. In September 2005 we amended our existing senior credit facilities to permit the Flextronics Acquisition and to permit an increase of $110.0 million in our indebtedness. As of December 31, 2005, our consolidated indebtedness was approximately $317.9 million and our total consolidated debt as a percentage of total capitalization was 52%. Subject to the restrictions in the senior credit facilities, our subsidiaries and we may incur certain additional indebtedness from time to time.

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
      As a percentage of total revenue, our revenue outside of North America was approximately 58% in 2005. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. International sales and operations are subject to a variety of risks, including:

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
      An adverse development relating to one or more of these could have a materially adverse effect on our results of operations and financial position.

We are subject to risks associated with currency fluctuations, which could have a material adverse effect on our results of operations and financial condition.
      A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 29% of our revenue in 2005. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the affect of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.
      We had 891 employees in Europe as of December 31, 2005, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
      Not applicable.

ITEM 2.	PROPERTIES
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
      In Manila, the Philippines, through March 1, 2006, we leased approximately 85,600 square feet of light manufacturing and warehouse space. Sort, test and administration functions were housed in this facility. In January 2005, we signed an agreement to lease a new 129,000 square foot facility near Manila. The relocation of our sort and test operations to this new facility was complete in the first quarter of 2006.
      We also lease space in many locations throughout the United States for regional sales offices, field design centers and remote engineering and development operations.
      Outside the United States, we lease space for regional offices in Canada, Israel, Europe and Asia. The leased space is for sales, marketing, administrative offices or design engineering and related support space.

ITEM 3.	LEGAL PROCEEDINGS
      We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the District of Delaware alleging infringement of a patent owned by Ricoh. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The case was transferred to the U.S. District Court for the Northern District of Delaware on August 29, 2003 and was subsequently transferred to the U.S. District Court for the Northern District of California. A claims construction hearing was completed on January 18, 2005, and the court issued its ruling on April 7, 2005. In addition, in August 2005, we and the other defendants filed a motion for summary judgment, asking the court to find that five of the claims stated in Ricoh’s patent were not infringed by the defendants as a matter of law. On November 5, 2005, the court denied our motion, ruling that a finding of infringement was not precluded at a matter of law and was, instead, a factual matter that we and the other defendants are free to argue at trial. Discovery is proceeding and trial is scheduled for November 27, 2006. The patents relate to certain methodologies for the automated design of custom semiconductors. The allegations are premised, at least in part, on the use of software we licensed from Synopsys. Synopsys has agreed to assume the sole and exclusive control of our defense relating to our use of the Synopsys software pursuant to the indemnity provisions of the Synopsys software license agreement, subject to the exceptions and limitations contained in the agreement. Synopsys will bear the cost of the defense as long as it is controlling the defense. However, it is possible that we may become aware of circumstances, or circumstances may develop, that result in our defense falling outside the scope of the indemnity provisions of the Synopsys software license agreement, in which case we would resume control of our defense and bear its cost, or share the cost of the defense with Synopsys and any other similarly situated parties. Based on information available to us to date, our belief is that the claims asserted against us are without merit or, if meritorious, that we will be indemnified (with respect to damages) for such claims by Synopsys, and that resolution of this matter will not have a material adverse effect on our future financial results or financial condition. However, if Ricoh is successful, we could be subject to an injunction or substantial damages or we could be required to obtain a license from Ricoh, if available, each of which may have a material adverse effect on our future financial results or financial position.
      From time to time we are a party to various litigation matters incidental to the conduct of our business. There is no pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of our stockholders during the fourth quarter of 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Our common stock is traded on the Nasdaq National Market under the symbol “AMIS.” The following table sets forth, for the periods indicated, the high and low bid price per share of our common stock as quoted on the Nasdaq National Market.

	High	Low

2005
Fourth Quarter (from October 2, 2005 to December 31, 2005)	$12.19	$9.89
Third Quarter (from July 3, 2005 to October 1, 2005)	$14.21	$10.68
Second Quarter (from April 3, 2005 to July 2, 2005)	$13.95	$10.15
First Quarter (from January 1, 2005 to April 2, 2005)	$16.45	$9.59
2004
Fourth Quarter (from September 26, 2004 to December 31, 2004)	$17.26	$12.90
Third Quarter (from June 27, 2004 to September 25, 2004)	$17.40	$11.01
Second Quarter (from March 28, 2004 to June 26, 2004)	$18.52	$14.25
First Quarter (from January 1, 2004 to March 27, 2004)	$20.20	$15.22
      As of March 8, 2006 there were approximately 243 stockholders of record of our common stock.
      In November 2004, we acquired Dspfactory Ltd. (Dspfactory), a leader in ultra-low power digital signal processing technology for digital hearing aids and other low power applications. The consideration that we paid for that acquisition included 1,314,000 shares of unregistered common stock. We expect to pay an additional $8.5 million worth of unregistered common stock during the second quarter of 2006 in connection with the Dspfactory acquisition based on the achievement of certain revenue milestones.
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
      The following selected historical financial data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 were derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical financial data for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002, and 2001 were derived from our auditedconsolidated financial statements, which are not included in this annual report. When comparing the 2005 and 2004 consolidated financial position and operating results to prior periods, you should note that the initial public offering of our common stock and the issuance of our senior subordinated notes during 2003 had a significant impact on our financial position and operating results. When comparing the 2005, 2004 and 2003 consolidated financial position and operating results to prior periods, you should note that the MSB acquisition in June 2002 had a significant impact on our 2005, 2004 and 2003 financial position and operating results. The Flextronics acquisition in 2005 and the Dspfactory acquisition in 2004 also impact the consolidated financial position and operating results when comparing those periods to prior periods. You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes and other financial information contained elsewhere in this annual report.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(In millions, except per share and percent information)
Consolidated Statement of Operations Data:
Revenue	$503.6	$517.3	$454.1	$345.3	$326.5
Gross profit	237.2	246.3	198.8	130.3	140.1
Net income (loss)	20.6	52.4	(0.4)	5.1	12.7
Net income (loss) attributable to common stockholders	$20.6	$52.4	$(46.7)	$(57.4)	$(34.9)
Basic net income (loss) per common share	$0.24	$0.63	$(0.84)	$(1.24)	$(0.76)

Fully diluted net income (loss) per common share	$0.23	$0.60	$(0.84)	$(1.24)	$(0.76)

Consolidated Balance Sheet Data (end of the period):
Cash	$96.7	$161.7	$119.1	$62.2	$28.7
Accounts receivable, net	99.9	78.6	73.6	66.0	36.2
Inventories	64.3	52.2	45.6	39.4	26.0
Total assets	739.7	643.2	550.1	502.5	384.3
Long-term liabilities	8.2	2.4	0.4	3.1	3.4
Long-term debt, including current portion	317.9	253.5	254.7	160.1	173.3
Series A Senior Redeemable Preferred Stock	—	—	—	233.7	204.2
Series B Junior Redeemable Convertible Preferred Stock	—	—	—	190.5	164.9
Series C Senior Redeemable Preferred Stock	—	—	—	79.3	—
Total stockholders’ equity (deficit)	298.7	286.1	205.0	(240.4)	(189.2)
Other Financial Data:
Gross profit margin	47.1%	47.6%	43.8%	37.7%	42.9%
Research and development	$87.4	$77.2	$70.2	$52.1	$42.1
Depreciation and amortization	$51.1	$43.8	$44.8	$47.0	$44.1
Capital expenditures	$34.5	$32.4	$26.6	$22.0	$20.7
Operating cash flow	$59.5	$96.2	$70.7	$81.1	$42.6

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the attached consolidated financial statements. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below due to a number of factors, including the factors identified under “Risk Factors” in Item 1A or elsewhere in this report, and other risks and uncertainties indicated from time to time in our filings with the SEC.
Overview
      We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. We have organized our business into two operating segments: integrated mixed signal products, and structured digital products. During 2005, our mixed signal foundry services segment was combined with our integrated mixed signal products segment. Integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. We also provide outsourced mixed signal foundry services for other semiconductor designers and manufacturers. Structured digital products, which involve the conversion of higher cost programmable digital logic integrated circuits into lower cost digital custom integrated circuits, provide us with growth opportunities and digital design expertise that we use to support the design of system solutions for customers in our target markets.
      When evaluating our business, we generally look at financial measures, such as revenue, gross margins and operating margins. When reviewing operating margins, we exclude restructuring charges, amortization of acquisition related intangibles and other unusual charges. We also use internal tracking measures, such as projected three-year revenue from design wins, to gauge the future health of our business and the capacity utilization of our fabrication facilities. Our projected three-year revenue from design wins increased by 9% in 2005 when compared with 2004. We are seeing continued softness in our capacity utilization. Capacity utilization in the fourth quarter of 2005 was 71%. This is a measure of the degree to which our manufacturing assets are being used, thus sharing the fixed costs of these items across multiple products. Our gross margins could continue to be negatively affected by this in the future. Other key metrics we use to analyze our business include days sale outstanding (DSO) and days of inventory. Based on annualized fourth quarter 2005 revenues of $139.6 million, which includes a full quarter of revenues from the Flextronics acquisition, DSO increased from 55 days in 2004 to 65 days in 2005 due to a larger than normal amount of billings in the last month of the year, the granting of some contractually extended payment terms and late customer payments throughout 2005. Based on annualized fourth quarter 2005 cost of revenue, which includes a full quarter of cost of revenue from the Flextronics acquisition, and excluding customer funded development cost of revenue, days of inventory increased to 81 days in 2005 from 77 days in 2004. This was due primarily to additional inventory built in preparation for the relocation of our Manila test facility.
      In June 2002, we acquired the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics NV. We refer to this as the MSB acquisition. The MSB acquisition increased our analog and mixed signal engineering team, enhanced our relationships with major European customers, provided us with additional high voltage and wireless technologies that enable us to offer new types of custom integrated circuits to our end markets and provided us with two fabs in Oudenaarde, Belgium. The results of operations for 2005, 2004 and 2003 include MSB for the entire period.
      In November 2004, we acquired Dspfactory Ltd. (Dspfactory), a leader in ultra-low power digital signal processing technology for digital hearing aids and other low power applications. The results of operations for 2004 include Dspfactory from the date of acquisition. See note 16 to the audited consolidated financial statements in Item 8 of this report.

      In September 2005, we acquired the semiconductor business of Flextronics International USA Inc., which specializes in custom mixed signal products, imaging sensors and digital application specific integrated circuits including field programmable gate array conversion products. The results of operations for 2005 include Flextronics from the date of acquisition. See note 15 to the audited consolidated financial statements in Item 8 of this report.
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
      We recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery is fulfilled and collectibility is reasonably assured. In certain situations, we ship products through freight forwarders. In most cases, revenue is recognized when the product is delivered to the customer’s carrier, regardless of the terms and conditions of sale. The only exception is where title does not pass until the product is received by the customer. In that case, revenue is recognized upon receipt by the customer. Estimates of product returns and allowances, based on actual historical experience and our knowledge of potential issues, are recorded at the time revenue is recognized and are deducted from revenue.
      Revenue from contracts to perform engineering design and product development are recognized as milestones are achieved, which approximates the percentage-of-completion method. Costs associated with such contracts are expensed as incurred, except as discussed below with regard to loss accruals recorded. Revenues under contracts acquired as part of the Flextronics acquisition are recorded using the completed contract method. This method is consistently applied to each contract and revenue is recognized accordingly when the item enters production or when the contract is complete.
      For contracts that are recognized as milestones are achieved, a typical milestone billing structure is 40% at the start of the project, 40% at the creation of the reticle set and 20% upon delivery of the prototypes. Since up to 40% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, we analyze those billings and the status of in-process design development projects at the end of each reporting period in order to determine that the milestone billings approximate percentage-of-completion on an aggregate basis. We compare each project’s stage with the total level of effort required to complete the project, which we believe is representative of the cost-to-cost method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of our design development process and the billing and recognition of 20% of the project revenue after design development work is complete (which effectively defers 20% of the revenue recognition to the end of the contract), we believe our milestone method approximates the percentage-of-completion method in all material respects.
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

Inventories
      We generally initiate production of a majority of our semiconductors once we have received an order from a customer. Based on forecasted demand from specific customers, we may build up inventories of finished goods in anticipation of subsequent purchase orders. We purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If forecasted demand exceeds actual demand, we may need to provide an allowance for excess or obsolete quantities. We provide an allowance for inventories that are in excess of forecasted demand. Forecasted demand is determined based on multiple factors including: historical sales or inventory usage, expected future sales, other projections or the nature of the inventories. We also review other inventories for indicators of impairment and provide an allowance as deemed necessary. We also provide an allowance for obsolete inventory, which is written off at the time of disposal.
      We state inventories at the lower of cost or market (using the first-in, first-out method). The Company determines the cost of inventory by adding an amount representative of manufacturing costs plus a burden rate for general manufacturing overhead to the inventory at major steps in the manufacturing process.

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

Goodwill
      Under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill at least annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step is to identify potential impairment by comparing the fair value of a reporting unit to which the goodwill is assigned with the unit’s net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, there is no deemed impairment of goodwill and the second step of the impairment test is unnecessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We annually test our goodwill for impairment during the fourth quarter. Since the adoption of SFAS No. 142 in 2002, our testing has not indicated any impairment.
      Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized, and on the magnitude of any such impairment charge. To assist in the process of determining goodwill impairment, we may obtain appraisals from independent valuation firms. In addition to the use of independent valuation firms, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons of recent transactions. These approaches use significant estimates and assumptions including the amount and timing of projected future cash flows, discount rates reflecting the risk inherent in the future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to these comparables.

Income Taxes
      Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount we determine is more likely than not to be realized based on our analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve estimates, and therefore our deferred tax asset may not be ultimately realized. Utilization of our net operating loss carryforwards may be subject to an annual limitation under the “change of ownership” provisions of the Internal Revenue Code.

Stock Options
      Through the year ended December 31, 2005, we have elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (APB 25), and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under SFAS No. 123, “Accounting for Stock-Based Compensation.” Therefore, we have not recorded any compensation expense for stock options we granted to our employees where the exercise price equals the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed. Deferred stock-based compensation is recorded when stock options are granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, we generally determined the estimated fair value of our common stock based on independent valuations. We recorded deferred stock-based compensation of approximately $0.5 million in 2003, prior to our initial public offering. We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options in determining net income or loss. In calculating such fair value, there are certain assumptions that we use, as disclosed in our consolidated financial statements.
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
      During 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00. As a result, options to purchase approximately 1.9 million shares of our stock became exercisable immediately. We expect this acceleration will reduce the pre-tax expense that we would have been required to recognize with respect to stock-based compensation under adoption of SFAS No. 123R by approximately $5.0 million in 2005, $2.7 million in 2007 and $0.9 million in the aggregate for 2008 and 2009.
Results of Operations
      The following table summarizes certain information relating to our operating results, as derived from our audited consolidated financial statements:
Statement of Operations Data:

	Years Ended December 31,

	2005		2004		2003

	(Dollars in Millions)
Revenue	$503.6	100.0%	$517.3	100.0%	$454.1	100.0%
Gross profit	237.2	47.1%	246.3	47.6%	198.8	43.8%
Operating expenses:
Research and development	87.4	17.4%	77.2	14.9%	70.2	15.5%
Marketing and selling	39.1	7.8%	43.0	8.3%	37.8	8.3%
General and administrative	28.5	5.7%	28.7	5.5%	22.7	5.0%
Amortization of acquisition-related intangible assets	9.0	1.8%	1.3	0.3%	4.8	1.1%
In-process research and development	0.8	0.2%	1.5	0.3%	—	0.0%
Restructuring and impairment charges	5.3	1.1%	7.9	1.5%	21.7	4.8%
Nonrecurring charges	—	0.0%	—	0.0%	11.4	2.5%

Total operating expenses	170.1	33.8%	159.6	30.9%	168.6	37.1%

Operating income	67.1	13.3%	86.7	16.8%	30.2	6.6%

Other income (expense):
Interest expense, net	(13.8)	(2.7)%	(18.6)	(3.6)%	(22.5)	(5.0)%
Other expense, net	(34.7)	(6.9)%	(0.7)	(0.1)%	(16.2)	(3.6)%

Income (loss) before income taxes	18.6	3.7%	67.4	13.0%	(8.5)	(1.9)%
Provision (benefit) for income taxes	(2.0)	(0.4)%	15.0	2.9%	(8.1)	(1.8)%

Net income (loss)	$20.6	4.1%	$52.4	10.1%	$(0.4)	(0.1)%

      Approximately 29% in 2005, 35% in 2004, and 36% in 2003 of our revenues are denominated in euros. The semiconductor industry is cyclical in nature. Our product sales track the general market conditions seen throughout the semiconductor industry.
Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Revenue
      Revenue in 2005 decreased 3% to $503.6 million from $517.3 million in 2004. Excluding revenues of $23.8 million in 2005 due to the Flextronics acquisition, revenue decreased 7% to $479.8 million in 2005. In 2005 we experienced a significant decrease in our communications end market driven by the loss of foundry revenues to STMicroelectronics as a result of the expiration of a take-or-pay contract in June 2004. Across our other end markets, but primarily in automotive and industrial, we experienced a greater than normal roll-off of revenues from older products in 2005 as compared to 2004. This was partially offset by increases in medical and defense revenues. The increase in medical revenues was due in part to a full year of revenues from our Dspfactory acquisition in November 2004.
      According to Gartner Dataquest (December 2005), the application specific segment of the semiconductor industry is forecasted to grow by 9% from 2004 to 2005. For both application specific integrated circuits, and application specific standard products, the market is expected to grow by the same amount, 9%, in 2005. The Flextronics acquisition provided us greater entry into the market for both mixed signal and digital application specific integrated circuits as well as CMOS linear image sensors. The World Semiconductor Trade Statistics (WSTS, January 2006) noted that the market for image sensors grew by 11% in 2005. Our revenues declined by 3% over this same period, underperforming the forecasted growth of the application specific integrated circuit segment, where the majority of our revenues were derived in 2005.
      Integrated mixed signal revenue of $393.2 million in 2005 decreased 1% compared with 2004 sales of $397.7 million. In 2005, we saw strong growth in the medical end market for this segment, offset by decreases in the communications end market for the reasons noted above. This segment saw a decrease in average selling prices, due in part to changes in pricing as well as, to changes in the product mix, which was partially offset by an increase in unit volume sold, due to greater product offerings with the addition of revenue from the Dspfactory and Flextronics acquisitions.
      Structured digital products revenue was $110.4 million in 2005, a decrease of 8% over 2004 revenue of $119.6 million. Increased revenue from the defense and industrial end markets were offset by decreases in the communications and computing end markets in 2005. This segment saw a decrease in average selling prices, due primarily to changes in the product mix, which was partially offset by an increase in unit volume sold, due to greater product offerings with the addition of revenue from the Flextronics acquisition.
      We formerly had a third segment, mixed signal foundry services, which we have combined into the integrated mixed signal products segment.
      The following table represents our revenue by region for the years ended December 31:

	2005	2004

North America	42.5%	42.1%
Europe	37.8%	41.3%
Asia	19.7%	16.6%

Gross Profit
      Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement as such reimbursements are recorded as revenue. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit decreased to $237.2 million, or 47.1% of revenue, in 2005 from $246.3 million, or 47.6% of revenue, in 2004. The decrease in gross profit percentage is a result of decreased utilization of our wafer fabrication facilities, inefficiencies related to the relocation of our test operations in the Philippines and the transfer of our sort operations from Pocatello and Oudenaarde to the Philippines, and a $3.7 million charge related to ongoing discussions involving a previous quality issue with one customer.

Operating Expenses
      Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses increased to $87.4 million, or 17.4% of revenue, in 2005 from $77.2 million, or 14.9% of revenue, in 2004. This increase is primarily attributable to higher expenses driven by increased design wins and the associated non-customer funded expenses, as well as incremental expense from the Flextronics acquisition.
      Marketing and selling expenses consist primarily of commissions to sales representatives, salaries, benefits, and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses decreased to $39.1 million, or 7.8% of revenue, in 2005 from $43.0 million, or 8.3% of revenue, in 2004. This decrease is due to decreased costs associated with lower sales levels as well as the results of cost reduction efforts, including focusing on the use of internal sales people rather than sales rep firms, partially offset by additional costs related to the Flextronics acquisition.
      General and administrative expenses consist primarily of salaries and benefits of our administrative staff, professional fees related to audit and tax services and advisory fees for various consulting projects. General and administrative expenses decreased to $28.5 million, or 5.7% of revenue, in 2005 from $28.7 million, or 5.5% of revenue, in 2004. This decrease was primarily due to lower management incentive plan costs in 2005 as our financial performance did not meet the minimum requirements to trigger payments under the plan.
      Amortization of acquisition related intangible assets increased to $9.0 million from $1.3 million in 2004. This increase is due to a full year of amortization of intangible assets associated with the Dspfactory acquisition as well as a partial year of amortization of the intangible assets associated with the Flextronics acquisition.
      In-process research and development charges were $0.8 million in 2005 related to the Flextronics acquisition compared with $1.5 million in 2004 related to the Dspfactory acquisition.
      We recorded $5.3 million in restructuring charges in 2005, compared to $7.9 million in 2004. The amounts in 2005 are related to several restructuring plans, including the announced consolidation of our Fab 1 in Belgium and the relocation of our Philippines facility combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. The amount in 2004 includes charges for employee severance and other items as a result of our restructuring program announced in the fourth quarter of 2004. This program includes headcount reductions related to the consolidation of our sort operations in the United States and Belgium to the Philippines, as well as other reductions in force resulting from cost containment measures.

Operating Income
      Operating income decreased to $67.1 million in 2005 compared with $86.7 million in 2004, driven by lower revenues, lower gross profit margin and higher operating expenses, particularly intangible amortization and research and development costs.
      Integrated mixed signal products operating income decreased to $44.8 million, or 11.4% of segment revenue in 2005 from $71.7 million, or 18.0% of segment revenue, in 2004. This decrease is attributable to lower revenue levels and lower capacity utilization, which drove higher per unit product costs and a reallocation of resources to support this segment’s design win activity.
      Structured digital products operating income increased to $27.6 million, or 25.0% of segment revenue in 2005 from $22.9 million, or 19.1% of segment revenue, in 2004. This increase is attributable to improved product sales mix and a decrease in operating expense due to a reallocation of resources to support integrated mixed signal design win activity.

Net Interest Expense
      Net interest expense for 2005 decreased to $13.8 million, compared with $18.6 million in 2004. The lower interest expense was primarily attributable to the redemption of our senior subordinated notes (see further discussion in “Liquidity and Capital Resources”), partially offset by a higher balance on our term loan beginning in September 2005 due to additional financing obtained in conjunction with the Flextronics acquisition.

Other Expense
      Other expense in 2005 increased to $34.7 million from $0.7 million in 2004. This increase is primarily due to charges associated with the redemption of our senior subordinated notes in the first quarter of 2005.

Income Taxes
      Income tax benefit was $2.0 million in 2005 compared with an income tax expense of $15.0 million in 2004. The effective tax rate for 2005 was not a meaningful number. The effective tax rate was 22% in 2004. The primary reason for recording a tax benefit on positive net income before taxes in 2005 is that there was a loss and a corresponding tax benefit recorded in the U.S. for the year related to our debt refinancing activities in the first quarter, while at the same time there was income and a corresponding tax expense recorded in foreign jurisdictions with lower statutory tax rates. While the income in the foreign jurisdictions more than offset the U.S. losses in 2005, the foreign tax expense was not large enough to offset the U.S. tax benefit. Contributing to the large U.S. tax benefit was a reduction in our valuation allowance for deferred tax assets. Based on projections of taxable income for future periods, we reversed approximately $6.2 million of valuation allowance in 2005. We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.
Year Ended December 31, 2004 Compared With Year Ended December 31, 2003

Revenue
      Revenue in 2004 increased 14% to $517.3 million from $454.1 million in 2003. In 2004, we benefited from strong market conditions during the first half of the year. During the second half of 2004, we began to see the demand from some of our end markets weakening. We experienced strong growth in our automotive, medical and industrial end markets, as revenues for 2004 in those markets increased 19% in the aggregate over 2003. Communications was the weakest end market, as revenues increased three percent in 2004 over 2003. Communications revenues were particularly weak in the second half of 2004, due primarily to the expiration of the take-or-pay arrangement with STMicroelectronics in June 2004. Incremental revenues from our acquisition of Dspfactory in November 2004 slightly offset weaker market conditions in the second half of 2004.
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
      Integrated mixed signal sales of $397.7 million increased 11% over 2003 sales of $357.4 million. In 2004, we saw steady growth across all end markets for this segment offset by decreased mixed signal foundry sales to STMicroelectronics as a result of the expiration of the take-or-pay arrangement in June 2004. Excluding mixed signal foundry sales, which distort price/volume relationships, this segment saw both an increase in average selling prices, due to product mix improvements, and an increase in unit volume sold, due to strong market conditions, particularly during the first half of 2004.
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
      Integrated mixed signal products operating income increased to $71.7 million, or 18.0% of segment revenue, in 2004 from $47.8 million, or 13.4% of segment revenue, in 2003. This increase is attributable to increased revenue levels and improved capacity utilization, which drove lower per unit product costs, particularly in the first half of 2004, as well as the decrease of low margin revenue associated with the STMicroelectronics take-or-pay agreement that had been in place for all of 2003, but only the first half of 2004.
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
      On September 9, 2005, we amended our senior secured credit facilities by borrowing an additional $110.0 million under the term loan to fund a portion of the Flextronics Acquisition. The amended senior credit facilities consist of the amended senior secured term loan and a $90.0 million revolving credit facility, of which $0.3 million was allocated to a letter of credit as of December 31, 2005. Pursuant to the senior credit facility, the covenants require 100% of the domestic corporations’ equity and 65% of the directly owned foreign corporations’ equity be collateralized. The term loan requires principal payments of $0.8 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on December 31, 2005 was 5.9%, based on LIBOR +1.5. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. In addition, we recorded $1.6 million in deferred financing costs related to the amended senior credit facility, included in other long-term assets in the accompanying audited consolidated balance sheet, which will be amortized over the term of the senior credit facilities.
      The facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. We were in compliance with these covenants as of December 31, 2005. We anticipate continuing to be in compliance with these covenants in the first quarter of 2006.

      On March 2, 2005, we announced a tender offer for our 10 3/4% senior subordinated notes as well as a refinancing of the then-existing $125.0 million senior secured term loan and $90.0 million revolving credit facility. On April 1, 2005, 100% of the outstanding notes had been repurchased and the indenture governing the senior subordinated notes was discharged. Proceeds from a new senior secured term loan of $210.0 million, entered into on April 1, 2005, and existing cash of $75.8 million were used to purchase the outstanding notes for $130.0 million, pay a premium on the notes and expenses associated with the tender of $28.0 million in the aggregate, which is recorded in other expense on the accompanying audited consolidated statement of operations, repay the outstanding balance of the previous senior secured term loan of $123.2 million, with the remainder used to pay accrued interest on the notes and the previous senior secured term loan, and pay expenses related to the refinancing of our senior credit facilities. As a result of these transactions, total debt was reduced by $43.2 million. In conjunction with the refinancing, we recorded a charge of $6.7 million in other expense on the accompanying audited consolidated statement of operations in the first quarter of 2005 for the write-off of deferred financing and other costs associated with the notes and the previous senior credit facilities. In addition, we recorded $2.9 million in deferred financing costs related to the new senior credit facility, included in other long-term assets in the accompanying audited consolidated balance sheet, which will be amortized over the term of the senior credit facilities.
      We generated $59.5 million in cash from operating activities in 2005, compared to $96.2 million in cash from operating activities in 2004. This decrease was primarily due to costs associated with the tender offer and redemption of our 10 3/4% senior subordinated notes during the first quarter of 2005 and increases in working capital.
      Other significant sources and uses of cash can be divided into investing activities and financing activities. During 2005 and 2004, we invested in capital equipment in the amounts of $34.5 million and $32.4 million, respectively. See “Capital Expenditures” below. During 2005 we also paid cash of $138.5 million for the Flextronics Acquisition, of which $110.0 was financed by increased bank debt.
      During 2005, we generated net cash from financing activities of $63.6 million due primarily to the addition of $110.0 million to our term loan in the third quarter of 2005 to finance the Flextronics acquisition, partially offset by lowering our long-term debt by $43.2 million in conjunction with the tender offer and redemption of our 10 3/4% senior subordinated notes and the refinancing of our senior credit facilities. During 2004, we generated net cash from financing activities of $1.3 million, primarily as a result of the issuance of common stock upon exercise of stock options.

Capital Expenditures
      During 2005, we spent $34.5 million for capital expenditures, compared with $32.4 million in 2004. Capital expenditures for 2005 focused on transferring our wafer sort operations in the United States and Belgium to a new facility in the Philippines and manufacturing capacity increases. Our test operations in the Philippines are also currently being relocated to a new facility. Our annual capital expenditures are limited by the terms of the senior credit facilities.

Contractual Obligations and Contingent Liabilities and Commitments
      Other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments, we have no significant off-balance sheet transactions and we are not a guarantor of any other entity’s debt or other financial obligations. The following table presents a summary of our contractual obligations and payments, by period, as of December 31, 2005.
Cash Payments Due by Period

			2-3		After
	Total	1 Year	Years	4-5 Years	5 Years

	(In millions)
Senior term loan	$317.9	$3.2	$6.4	$6.4	$301.9

Total long-term debt	317.9	3.2	6.4	6.4	301.9
Capital lease obligations	—	—	—	—	—
Operating leases	38.4	6.8	11.8	7.5	12.3
Purchase obligations	19.4	8.2	5.6	5.6	—
Other long-term liabilities	9.2	2.1	4.4	2.4	0.3

Total contractual cash obligations	$384.9	$20.3	$28.2	$21.9	$314.5

      During January 2005 our subsidiary, AMI Semiconductor Belgium, BVBA obtained a letter of credit in connection with the planned relocation to a new facility in the Philippines. The letter of credit is for $6.0 million, of which $3.0 million is collateralized with a cash deposit. The face value of the letter of credit decreases every six months by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The bank issuing the letter of credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA as additional collateral.
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
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Securities and Exchange Commission Release number 33-8568, “Amendment to

Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” has made the effective date the beginning of the first fiscal year after June 15, 2005. We are required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in note 2 to our audited consolidated financial statements located in Item 8 of this Form 10-K for the pro forma net income (loss) and net income (loss) per share amounts for the twelve months ended December 31, 2005 and 2004 as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. We intend to use the Black Scholes valuation model for expensing options upon adoption of SFAS No. 123R. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. We have determined that we will use the modified prospective adoption method. We expect the adoption to impact diluted earnings per share by $0.07 in 2006, although it will have no impact on our overall financial position. During 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00. As a result, options to purchase approximately 1.9 million shares of our stock became exercisable immediately. We expect this acceleration will reduce the pre-tax expense that we would have recognized with respect to stock-based compensation by approximately $5.0 million in 2005, $2.7 million in 2007 and $0.9 million in the aggregate for 2008 and 2009. In addition, as a result of the adoption, the Compensation Committee of our Board of Directors is considering granting performance shares and granting fewer stock options in 2006 and beyond.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. Our adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.
Outlook
      We expect our first quarter 2006 revenue to be down two to four percent as compared to fourth quarter 2005 revenue due to lower demand from some key medical and military customers. We anticipate first quarter gross margins to be in the range of 44 to 45 percent. We expect operating margins, excluding restructuring charges and amortization of acquisition-related intangible assets of approximately $7.5 to $8.5 million in the first quarter, to be in the range of 11.5 to 12.5 percent, which includes the impact of expensing stock compensation under SFAS No. 123R. We anticipate our effective tax rate to be between 16 and 18 percent in the first quarter. We expect capital expenditures for 2006 to be approximately eight percent of annual revenues. Depreciation and amortization is expected to be about $15.5 million in the first quarter.
      We base this outlook on our review of industry conditions, historical trends, estimates we make based on information from customers and other factors and information. Should industry conditions, customer demand or other factors change, as often happens in our industry, our results could differ materially from those referenced in this outlook.

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
      We have foreign currency exposure related to our operations in Belgium as well as other foreign locations. This foreign currency exposure, primarily related to Euro denominated exposure, is due to potential fluctuations in our annual sales and operating costs denominated in foreign currencies as well as exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in Euros and we have exposure related to sales and operating costs increasing or decreasing based on changes in Euro currency exchange rates. We have attempted to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. During December 2005, we entered into a foreign exchange collar contract, which ensures conversion of €3.9 million at a rate of no less than $1.14 and no more than $1.2070 per €1.
      Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of December 31, 2005, approximately 70% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2005 would cause a change in consolidated net assets of approximately $14 million, primarily due to Euro denominated exposures. We have attempted to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. On December 30, 2005, we entered into a foreign currency contract to sell €30.0 million on April 4, 2006 at a rate of $1.18525 per €1. This contract acts as a hedging instrument to limit the variability of the Euro cash balance, as valued in dollars, held by our European subsidiaries that use the Euro as their functional currency. (see note 13 to our audited consolidated financial statements contained elsewhere in Item 8 of this annual report). We enter into forward contracts throughout the quarter as necessary using contracts that have maturities that do not exceed 100 days. All derivative contracts we entered into are components of our hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes.
      The fair value of our forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken by 10% against the foreign currencies that are hedged by our forward exchange contracts, the hypothetical value of the contracts would have increased or decreased by approximately $3.6 million at December 31, 2005. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production. As of December 31, 2005, our analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying cash balances, would not have a material effect on our consolidated financial position, results of operations or cash flows.
      Factors that could impact the effectiveness of our hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and the our ability to accurately project sales, expenses and cash balances. Actual gains and losses in the future may differ materially from the our analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and our actual exposures and hedges.
      Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $1.9 million in interest expense. We are also subject to interest rate risks on our current cash and cash equivalent balances. For example, if the interest rate on our interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.8 million during 2005. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our potential response to such hypothetical conditions. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at December 31, 2005 and 2004, consisted primarily of investments in money market funds and U.S. agencies.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING
      Our management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework. Management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired Flextronics semiconductor business, which we acquired on September 9, 2005. As of and for the year ended December 31, 2005, Flextronics semiconductor business constituted approximately 5% and 9% of total assets and net assets, excluding goodwill and intangible assets related to this acquisition, respectively and 5% and 8% of revenues and net income, respectively.
      Our management has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles based on the criteria set forth by the COSO. This determination was made because management identified a material weakness in internal control over financial reporting as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
      As of December 31, 2005, the Company did not have adequate controls in place to ensure that revenue was being recognized in the proper period. Had this material weakness in internal control over financial reporting not been identified prior to the reporting date of our Annual Report on Form 10-K, revenues and net income would have been overstated for the three months and year ended December 31, 2005 by $1.8 million and $0.6 million, respectively.
      Although our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our controls will prevent all error and all fraud. In addition, our internal control over financial reporting may not prevent or detect misstatements. Furthermore, projections of any evaluation of the effectiveness of our internal control over financial reporting to future periods are subject to the risks that our controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
      Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on our assessment of our internal control over financial reporting, which is included herein.

REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
The Board of Directors and Stockholders of
AMIS Holdings, Inc.
      We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that AMIS Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weakness identified in management’s assessment, based on criteria established in Internal Control#Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMIS Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
      A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weakness has been identified and included in management’s assessment.
      As of December 31, 2005, the Company identified a material weakness in its internal control over financial reporting which resulted from deficiencies in the design and operation of the Company’s controls related to the process in place to ensure that revenue was being recognized in the proper period. Errors resulting from this deficiency affected the inventory, accounts receivable, revenue, cost of revenue and net income accounts. Adjustments were recorded in the financial statements for the year ended December 31, 2005 to correct the errors identified.
      This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 financial statements, and this report does not affect our report dated March 8, 2006 on those financial statements.

      As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Flextronics semiconductor business, which AMIS acquired on September 9, 2005. As of and for the period from September 9, 2005 through December 31, 2005, net and total assets, total revenues and net income subject to Flextronics’ internal control over financial reporting represented 5% and 9% of total and net assets, excluding goodwill and intangible assets, respectively, as of December 31, 2005 and 5% and 8% of revenues and net income, respectively, for the year ended December 31, 2005. Our audit of internal control over financial reporting of AMIS Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Flextronics semiconductor business.
      In our opinion, management’s assessment that AMIS Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, AMIS Holdings Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.

/s/ ERNST & YOUNG LLP
Salt Lake City, UT
March 8, 2006

The Board of Directors and Stockholders
AMIS Holdings, Inc.
      We have audited the accompanying consolidated balance sheets of AMIS Holdings, Inc. as of December 31, 2005 and 2004, and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMIS Holdings, Inc. at December 31, 2005 and 2004, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles.
      We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMIS Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.

/s/ ERNST & YOUNG LLP
Salt Lake City, Utah
March 8, 2006

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

	(In millions, except
	share data)
ASSETS
Current assets:
Cash and cash equivalents	$96.7	$161.7
Accounts receivable, less allowances of $4.4 million and $3.1 million at December 31, 2005 and 2004, respectively	99.9	78.6
Inventories	64.3	52.2
Deferred tax assets	4.5	6.5
Prepaid expenses	22.9	17.2
Other current assets	8.8	12.9

Total current assets	297.1	329.1
Property, plant and equipment, net	203.8	199.2
Goodwill, net	72.6	16.9
Intangible assets, net	92.5	35.1
Deferred tax assets	50.3	39.6
Other assets	23.4	23.3

Total assets	$739.7	$643.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.2	$1.3
Accounts payable	48.8	37.6
Accrued expenses and other current liabilities	62.7	62.4
Foreign deferred tax liability	2.7	—
Income taxes payable	0.7	1.3

Total current liabilities	118.1	102.6
Long-term debt, less current portion	314.7	252.2
Other long-term liabilities	8.2	2.4

Total liabilities	441.0	357.2
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 86,348,367 and 84,832,862 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	0.9	0.8
Additional paid-in capital	534.4	530.6
Accumulated deficit	(250.0)	(270.6)
Deferred compensation	(0.2)	(0.4)
Accumulated other comprehensive income	13.6	25.6

Total stockholders’ equity	298.7	286.0

Total liabilities and stockholders’ equity	$739.7	$643.2

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31,

	2005	2004	2003

	(In millions, except
	per share data)
Revenue	$503.6	$517.3	$454.1
Cost of revenue	266.4	271.0	255.3

	237.2	246.3	198.8
Operating expenses:
Research and development	87.4	77.2	70.2
Marketing and selling	39.1	43.0	37.8
General and administrative	28.5	28.7	22.7
Amortization of acquisition-related intangible assets	9.0	1.3	4.8
In-process research and development	0.8	1.5	—
Restructuring and impairment charges	5.3	7.9	21.7
Nonrecurring charges	—	—	11.4

	170.1	159.6	168.6

Operating income	67.1	86.7	30.2
Other income (expense):
Interest expense	(16.1)	(20.7)	(23.9)
Interest income	2.3	2.1	1.4
Other expense, net	(34.7)	(0.7)	(16.2)

	(48.5)	(19.3)	(38.7)

Income (loss) before income taxes	18.6	67.4	(8.5)
Provision (benefit) for income taxes	(2.0)	15.0	(8.1)

Net income (loss)	20.6	52.4	(0.4)
Preferred stock dividend	—	—	(46.3)

Net income (loss) attributable to common stockholders	$20.6	$52.4	$(46.7)

Basic net income (loss) per common share	$0.24	$0.63	$(0.84)

Diluted net income (loss) per common share	$0.23	$0.60	$(0.84)

Weighted average number of shares used in calculating basic net income (loss) per common share	85.7	82.9	55.4

Weighted average number of shares used in calculating diluted net income (loss) per common share	88.2	86.6	55.4

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME

							Accumulated
							Other
	Common Stock		Additional	Stockholder			Comprehensive
			Paid-In	Notes	Accumulated	Deferred	Income
	Shares	Amount	Capital	Receivable	Deficit	Compensation	(Loss)	Total

	(In millions)
Balance at January 1, 2003	46.7	$0.5	$38.9	$(5.6)	$(276.3)	$—	$2.1	$(240.4)
Comprehensive income:
Net loss	—	—	—	—	(0.4)	—	—	(0.4)
Unrealized derivative gain	—	—	—	—	—	—	0.6	0.6
Foreign currency translation adjustment	—	—	—	—	—	—	14.3	14.3

Total comprehensive income	—	—	—	—	(0.4)	—	14.9	14.5
Exercise of stock options	1.1	—	0.7	—	—	—	—	0.7
Accretion of dividends on Series A Senior Redeemable, Series B Junior Redeemable Convertible and Series C Senior Redeemable Preferred Stock	—	—	—	—	(46.3)	—	—	(46.3)
Net exercise of warrants	9.1	0.1	(0.1)	—	—	—	—	—
Issuance of shares from initial public offering	25.1	0.2	470.0	—	—	—	—	470.2
Stock compensation on acceleration of stock option vesting	—	—	0.7	—	—	—	—	0.7
Interest on stockholder notes receivable	—	—	—	(0.2)	—	—	—	(0.2)
Deferred compensation	—	—	0.5	—	—	(0.5)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Proceeds from stockholder notes receivable	—	—	—	5.8	—	—	—	5.8

Balance at December 31, 2003	82.0	0.8	510.7	—	(323.0)	(0.5)	17.0	205.0
Comprehensive income:
Net income	—	—	—	—	52.4	—	—	52.4
Foreign currency translation adjustment	—	—	—	—	—	—	8.6	8.6

Total comprehensive income	—	—	—	—	52.4	—	8.6	61.0
Exercise of stock options	1.4	—	1.1	—	—	—	—	1.1
Issuance of common stock related to acquisition	1.3	—	16.5	—	—	—	—	16.5
Employee stock purchase plan	0.1	—	1.5	—	—	—	—	1.5
Stock compensation on acceleration of stock option vesting and options issued to nonemployees	—	—	0.8	—	—	—	—	0.8
Amortization of deferred compensation	—	—	—	—	—	0.1	—	0.1

Balance at December 31, 2004	84.8	0.8	530.6	—	(270.6)	(0.4)	25.6	286.0
Comprehensive income:
Net income	—	—	—	—	20.6	—	—	20.6
Unrealized derivative gain	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment	—	—	—	—	—	—	(12.0)	(12.0)

Total comprehensive income	—	—	—	—	20.6	—	(11.9)	8.7
Exercise of stock options	1.2	0.1	0.8	—	—	—	—	0.9
Issuance of common stock related to exercise of warrant	0.1	—	—	—	—	—	—	—
Employee stock purchase plan	0.3	—	2.9	—	—	—	—	2.9
Amortization of deferred compensation	—	—	—	—	—	0.2	—	0.2

Balance at December 31, 2005	86.4	$0.9	$534.3	$—	$(250.0)	$(0.2)	$13.7	$298.7

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2005	2004	2003

	(In millions)
Cash flows from operating activities
Net income (loss)	$20.6	$52.4	$(0.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51.1	43.8	44.8
In-process research and development	0.8	1.5	—
Amortization of deferred financing costs	0.8	1.3	1.3
Stock-based compensation expense	0.2	0.9	3.9
Restructuring charges, net of cash expended	4.9	5.1	0.7
Impairment of long-term asset	—	—	20.0
Provision for (benefit from) deferred income taxes	(3.4)	2.2	(19.1)
Write-off of deferred financing charges and loss on settlement of derivative	6.7	—	8.7
Loss on retirement of property, plant and equipment	0.1	—	0.5
Income statement impact of change in value of derivatives	—	—	—
Interest on stockholder notes receivable	—	—	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(16.3)	(0.4)	(1.7)
Inventories	(11.5)	(4.0)	(2.3)
Prepaid expenses and other assets	8.6	(5.2)	6.5
Accounts payable	8.2	0.9	3.6
Accrued expenses and other liabilities	(11.3)	(2.3)	4.5

Net cash provided by operating activities	59.5	96.2	70.7
Cash flows from investing activities
Purchases of property, plant and equipment	(34.5)	(32.4)	(26.6)
Proceeds from sale of property, plant and equipment	—	0.1	0.3
Purchase of business, net of cash acquired	(138.5)	(26.8)	—
Changes in restricted cash	(1.2)	2.4	—
Changes in other assets	(5.4)	(3.3)	(0.2)

Net cash used in investing activities	(179.6)	(60.0)	(26.5)
Cash flows from financing activities
Payments on long-term debt	(255.6)	(1.2)	(230.4)
Issuance of common and preferred stock, net of offering costs	—	—	470.3
Proceeds from senior term loan	320.0	—	125.0
Redemption of preferred stock	—	—	(550.2)
Payments on long-term payables	—	—	(1.4)
Proceeds from senior subordinated notes	—	—	200.0
Proceeds from exercise of stock options for common and preferred stock and employee stock purchase plan	3.8	2.5	0.9
Debt issuance costs	(4.5)	—	(11.4)
Payment to settle derivatives	(0.1)	—	(0.8)

Net cash provided by financing activities	63.6	1.3	2.0
Effect of exchange rate changes on cash and cash equivalents	(8.5)	5.1	10.7

Net increase/(decrease) in cash and cash equivalents	(65.0)	42.6	56.9
Cash and cash equivalents at beginning of year	161.7	119.1	62.2

Cash and cash equivalents at end of year	$96.7	$161.7	$119.1

Supplementary cash flow information
Cash paid for interest	$21.1	$19.4	$16.7
Cash paid for income taxes	$4.2	$12.6	$9.3
Supplementary disclosure of non-cash investing and financing activities
Common stock issued for purchase of business	$—	$16.7	$—
See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2005

1.	Background, Basis of Presentation and Recapitalization
Background and Basis of Presentation
      AMIS Holdings, Inc., through its wholly-owned subsidiary, AMI Semiconductor, Inc., (collectively, the Company) is primarily engaged in designing, manufacturing and marketing integrated circuits worldwide. The Company is headquartered in Pocatello, Idaho and has manufacturing operations in Pocatello, Idaho, Oudenaarde, Belgium and Manila, the Philippines, and design centers and sales offices throughout the world.
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
      The Recapitalization was effected through the following transactions:

•	AMIS Holdings was capitalized with three tranches of capital stock: approximately 46.0 million shares of common stock; approximately 17.9 million shares of Series A Senior Redeemable Preferred Stock; and approximately 14.3 shares of Series B Junior Redeemable Convertible Preferred Stock.

•	The Parent’s ownership in Spinco was converted into the following securities of AMIS Holdings: (i) approximately 45.1 million shares of common stock, (ii) 17.5 million shares of Series A Senior Redeemable Preferred Stock, and (iii) 14.0 million shares of Series B Junior Redeemable Convertible Preferred Stock. The Parent was also issued a warrant to purchase an additional approximately 4.6 million shares of common stock.

•	Current and former executives’ ownership in Spinco was converted into the following securities of AMIS Holdings: (i) approximately 1.0 million shares of common stock, (ii) approximately 0.4 million shares of Series A Senior Redeemable Preferred Stock, and (iii) approximately 0.3 million shares of Series B Junior Redeemable Convertible Preferred Stock.

•	CVC and FP each acquired the following securities of AMIS Holdings directly from the Parent: (i) approximately 17.8 million shares of common stock, (ii) approximately 6.9 million shares of

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Series A Senior Redeemable Preferred Stock, and (iii) approximately 5.5 million shares of Series B Junior Redeemable Convertible Preferred Stock in exchange for $138.5 million in cash. Another third-party investment fund acquired the following securities of AMIS Holdings directly from the Parent: (i) approximately 0.4 million shares of common stock, (ii) approximately 0.2 million shares of Series A Senior Redeemable Preferred Stock, and (iii) approximately 0.1 million shares of Series B Junior Redeemable Convertible Preferred Stock in exchange for $3.0 million in cash. The aggregate consideration paid by these third parties to the Parent was $280.0 million in cash.

•	AMIS Holdings obtained $175.0 million in bank debt and used the proceeds for the following: (i) redemption of outstanding Spinco Series B and C Preferred Stock and common stock warrants for total consideration of approximately $6.5 million; (ii) repayment of $72.2 million of Spinco intercompany debt payable to the Parent; (iii) payment of $40.5 million to the Parent for a non-compete agreement; (iv) payment of $29.2 million to the Parent in satisfaction of the remaining liquidation preference on the Spinco Series A Preferred Stock; and (v) payment of Recapitalization related transaction expenses of $24.9 million.

•	The Parent agreed to indemnify the Company for certain existing environmental contingencies and to pay certain existing liabilities of the Company. The estimated amount of these obligations at December 21, 2000 was $11.2 million.
      As a result of the foregoing transactions, CVC and FP each held approximately 38.8%, the Parent held approximately 19.6% and the remaining stockholders, including certain current and former executive officers, held approximately 2.8% of each class of capital stock of AMIS Holdings immediately subsequent to the Recapitalization.
      On September 26, 2003, the Company completed its initial public offering (IPO) of approximately 25.1 million shares of its common stock. After the IPO, CVC and FP still held a significant ownership interest in the company.

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
Revenue Recognition
      Several criteria must be met before the Company can recognize revenue from its products and revenue relating to engineering design and product development. Management must apply its judgment in determining when revenue recognition criteria are met.
      The Company recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery is fulfilled and collectibility is reasonably assured. In certain situations, the Company ships products through freight forwarders. In most cases, revenue is recognized when the product is delivered to the customer’s carrier, regardless of the terms and conditions of sale. The only exception is where title does not pass until the product is received

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
by the customer. In that case, revenue is recognized upon receipt by the customer. Estimates of product returns and allowances, based on actual historical experience and the Company’s knowledge of potential issues, are recorded at the time revenue is recognized and are deducted from revenue.
      Revenue from contracts to perform engineering design and product development are recognized as milestones are achieved, which approximates the percentage-of-completion method. Costs associated with such contracts are expensed as incurred except as discussed in Note 7. Revenues under contracts acquired as part of the Flextronics acquisition are recorded using the completed contract method. This method is consistently applied to each of these contracts and revenue is recognized accordingly when the item enters production or when the contract is complete. For contracts that are recognized as milestones are achieved, a typical milestone billing structure is 40% at the start of the project, 40% at the creation of the reticle set and 20% upon delivery of the prototypes. Since up to 40% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, management analyzes those billings and the status of in-process design development projects at the end of each reporting period in order to determine that the milestone billings approximate percentage-of-completion on an aggregate basis. Management compares each project’s stage with the total level of effort required to complete the project, which management believes is representative of the cost-to-cost method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of the Company’s design development process and the billing and recognition of 20% of the project revenue after design development work is complete (which effectively defers 20% of the revenue recognition to the end of the contract), management believes the Company’s milestone method approximates the percentage-of-completion method in all material respects.
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
Capitalized Software Development Costs for Internal Use
      In accordance with the provisions of Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” the Company capitalizes internal and external costs to develop or obtain internal use software during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred, as are training and maintenance costs. The Company capitalized approximately $1.1 million, $1.4 million and $0.5 million relating to purchased software and the internal and external costs to develop that software in 2005, 2004, and 2003, respectively. Amortization is computed using the straight-line method over the estimated useful life of the assets, which has been determined to be three years.
Concentrations of Credit Risk
      Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s customers include, but are not limited to, other U.S. and foreign semiconductor manufacturers and manufacturers of computer systems, automobiles, and medical,

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
industrial and telecommunications equipment. Management believes that any significant risk of accounting loss is reduced due to the diversity of its products and end customers. The Company performs ongoing credit evaluations of its customers’ respective financial condition and requires collateral, such as prepayments or letters of credit, when deemed necessary. The Company monitors the need for an allowance for doubtful accounts based on historical losses, economic conditions and expected collections of accounts receivable. No one customer accounted for more than 10% of revenue or net accounts receivable for the years ended December 31, 2005, 2004 and 2003.
Cash and Cash Equivalents
      The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.
Inventories
      Inventories are stated at the lower of cost (using the first in, first out method) or market. The Company provides an allowance for inventories on hand that are in excess of forecasted demand. Forecasted demand is determined based on historical sales or inventory usage, expected future sales or inventory usage using backlog and other projections, and the nature of the inventories. The Company also reviews other inventories for indicators of impairment and provides an allowance as deemed necessary.
      The Company also provides an allowance for obsolete inventories, which are written off when disposed of. The Company determines the cost of inventory by adding an amount representative of manufacturing costs plus a burden rate for general manufacturing overhead to the inventory at major steps in the manufacturing process.
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
      Depreciation expense related to property, plant and equipment was approximately $41.8 million, $40.4 million, and $37.7 million for the years ended December 31, 2005, 2004, and 2003, respectively.
Restricted Cash
      Restricted cash as of December 31, 2005 is composed of a guarantee made by our Belgian subsidiary on behalf of our Philippine subsidiary related to the lease of their new facility. For prior periods, restricted cash was comprised of an escrow account, which was created to provide for the duties and obligations associated with an employment agreement between the Company and its Chief Executive Officer. Restricted cash is included as a component of other assets. (See Note 3.)
Intangible Assets
      Intangible assets are recorded at the lower of cost or their net realizable value and are being amortized on a straight-line basis over six months to fifteen years.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following table summarizes the gross carrying amount and accumulated amortization for each major class of intangible assets at December 31 (in millions):

	2005		2004

	Gross		Gross
	Carrying	Accumulated	Carrying	Accumulated
	Amount	Amortization	Amount	Amortization	Useful Life

Licenses	$72.4	$63.3	$70.8	$61.8	0.5 to 15 years
Non-compete agreements	2.3	0.4	0.4	0.1	2 years
Customer relationships	45.8	3.0	10.1	0.2	4 to 10 years
Developed technology	37.9	4.7	12.7	0.3	5 years
Patents	6.6	1.2	4.2	0.8	5 to 10 years
Contracts	0.3	0.2	0.3	0.2	5 years

Total	$165.3	$72.8	$98.5	$63.4

      Amortization expense relating to intangible assets, except for acquisition-related intangible assets, was approximately $1.4 million, $2.0 million, and $2.4 million for the years ended December 31, 2005, 2004, and 2003, respectively. These amounts are classified in research and development expenses in the accompanying statements of operations. Amortization expense related to acquisition-related intangible assets was approximately $9.0 million, $1.3 million, and $4.8 million for the years ended December 31, 2005, 2004, and 2003, respectively. These amounts are shown as a separate line item in operating expenses in the accompanying statements of operations. The accumulated amortization balances as of December 31, 2005 and 2004 include the impact of translation from foreign currencies to the US Dollar and therefore, the change in accumulated amortization balances between the periods does not necessarily equal the amortization expense for the same period.
      The scheduled amortization expense for the next five years is as follows (in millions):

2006	$17.0
2007	$16.9
2008	$16.6
2009	$14.4
2010	$10.5
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
      In conjunction with the Recapitalization Agreement, the Company entered into a non-competition agreement with Nippon Mining and its subsidiary (our former Parent). According to this agreement, each of Nippon Mining and its subsidiary agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. During 2003, the Company reached a determination that the

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and its subsidiary’s business focus and related capabilities such that they did not intend to focus on custom semiconductors. Effective June 26, 2003, the Company released Nippon Mining and its subsidiary from the non-compete agreement and expensed the $20.0 million remaining unamortized balance of the agreement, which is included as part of the 2003 Restructuring and impairment charges on the accompanying consolidated statements of operations.
Debt Issuance Costs
      Debt issuance costs relate to fees incurred to obtain and amend bank term loans and revolving credit facilities and fees incurred in connection with senior subordinated notes (see Note 6). These costs are being amortized to interest expense over the respective lives of the debt issues on a straight-line basis, which approximates the effective interest method. Amortization expense was approximately $0.8 million, $1.3 million and $1.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. During 2005, the Company repaid the senior subordinated notes (see Note 6). In connection with this repayment, the Company expensed approximately $6.7 million of unamortized debt issuance costs, which is included as part of other expense on the accompanying 2005 consolidated statements of operations. During 2003, the Company repaid the original term loan and a portion of the senior subordinated notes. In connection with this repayment, the Company expensed approximately $7.9 million of unamortized debt issuance costs, which is included as part of other expense on the accompanying 2003 consolidated statements of operations.
Goodwill
      Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets.” In accordance with the guidelines of this accounting principle, goodwill and intangible assets with indefinite lives are no longer amortized, but are assessed for impairment on at least an annual basis. In accordance with SFAS No. 142, the Company identified its reporting units and determined the carrying value of the reporting units by assigning assets and liabilities, including goodwill and intangible assets, to the reporting units. As of December 31, 2005, all of the Company’s goodwill is classified within the Company’s Integrated Mixed Signal Products and Structured Digital Products segments. The Integrated Mixed Signal Products segment is comprised of the following reporting units: Integrated Mixed Signal Product Line, Medical Wireless Product Line and Image Sensing Product Line. The Structured Digital Products segment is also a reporting unit.
      As of December 31, 2005 and 2004, the Company’s gross goodwill balance is approximately $94.4 million, and $38.7 million, respectively, with accumulated amortization of approximately $21.8 million for each period. The Company’s goodwill balance is also impacted by foreign currency translation.
      SFAS No. 142 requires a two-step impairment test. In the first step, the Company determines the fair value of the reporting unit using a discounted cash flow valuation model and compares it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.
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

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for its reporting unit in the fourth quarter of each fiscal year. The Company performed its annual impairment test for goodwill, not including the goodwill acquired from the Flextronics acquisition in September 2005 (see Note 15) during the fourth quarter of 2005 and concluded that goodwill was not impaired. Due to the proximity of the Flextronics acquisition to the Company’s fiscal year end, the Company believes that the fair value of the reporting units that contain goodwill from the Flextronics acquisition of $57.9 million would continue to exceed the carrying value at December 31, 2005.
Foreign Currency
      The U.S. dollar is the functional currency for the Company’s operations in the Philippines. Remeasurement adjustments that result from the process of remeasuring this entity’s financial statements into U.S. dollars are included in the statement of operations. Amounts have not been material for 2005, 2004, and 2003.
      The local currencies are the functional currencies for the Company’s fabrication facilities, sales operations and/or product design centers outside of the United States, except for the Company’s operations in the Philippines. Cumulative translation adjustments that result from the process of translating these entities’ financial statements into U.S. dollars are included as a component of comprehensive income which totals approximately $13.6 million and $25.6 million as of December 31, 2005 and 2004, respectively.
      Translation gains and losses relating to balance sheet accounts in U.S. dollars held in foreign operations with non-U.S. dollar functional currencies are recorded in the statement of operations as incurred.
      Gains and losses from foreign currency transactions, such as those resulting from the settlement of transactions that are denominated in a currency other than a subsidiary’s functional currency, are included in the correlating line of the statement of operations. The effects of foreign currency on the statement of operations in 2005, 2004 and 2003 were immaterial.
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
Stock Options
      For the year ended December 31, 2005 and prior, the Company has elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options through the

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year ended December 31, 2005 rather than adopting the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.”
      Stock compensation expense for options and/or warrants granted to non-employees through the year ended December 31, 2005 has been determined in accordance with SFAS No. 123 and the Emerging Issues Task Force consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The fair value of options or warrants granted to non-employees is periodically re-measured as the underlying options or warrants vest.
      The following table provides pro forma information for the years ended December 31 that illustrates the net income (loss), net income (loss) attributable to common stockholders (in millions, except per share data), and net income (loss) per common share as if the fair value method had been adopted under SFAS No. 123.

	2005	2004	2003

Net income (loss) as reported	$20.6	$52.4	$(0.4)
Less: Stock compensation expense determined under the fair value method, net of related tax effects	(13.3)	(3.9)	(0.3)
Add: Compensation expense associated with accelerated stock options, net of related tax effects	—	0.4	0.4
Amortization of deferred compensation, net of related tax effects	0.1	0.1	—

Pro forma net income (loss)	7.4	49.0	(0.3)
Preferred stock dividend as reported	—	—	(46.3)

Pro forma net income (loss) attributable to common stockholders	$7.4	$49.0	$(46.6)

Net income (loss) per common share:
Basic as reported	$0.24	$0.63	$(0.84)
Diluted as reported	$0.23	$0.60	$(0.84)
Pro forma basic	$0.09	$0.59	$(0.84)
Pro forma diluted	$0.08	$0.57	$(0.84)
      As of January 1, 2006, the Company will adopt SFAS No. 123R, “Share-Based Payment.” As a result, during 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00. As a result, options to purchase approximately 1.9 million shares of the Company’s stock became exercisable immediately. Management expects this acceleration will reduce the pre-tax expense that the Company would have recognized with respect to stock-based compensation by approximately $5.0 million in 2006, $2.7 million in 2007 and $0.9 million in the aggregate for 2008 and 2009.
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

	2005	2004	2003

Dividend yield	0%	0%	0%
Volatility	66%	75%	8%
Risk-free interest rate	4.18%	3.14%	2.07%
Expected life in years	5.4	3.7	2.5
Weighted average fair value of options at grant date*	$7.01	$8.05	$2.16

*	The fair value of these options was estimated at the date of grant using the Black Scholes Value option pricing model subsequent to the IPO in 2003 and the Minimum Value option pricing model prior to the IPO.
      For purposes of pro forma disclosures, the estimated fair value of the options is amortized on a straight-line basis over the options’ vesting period. Because the effect of SFAS No. 123 is prospective, the impact on pro forma net income and earnings per share may not be representative of compensation expense in future years.
Advertising
      Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 31, 2005, 2004, and 2003 were not material to the consolidated financial statements.
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
      Options to purchase 5.5 million, 1.2 million, and 4.9 million shares of common stock and warrants to purchase 4.6 million, 4.7 million, and 4.7 million shares of common stock were outstanding as of December 31, 2005, 2004, and 2003, respectively, but were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.
      On September 4, 2003, the Company’s Board of Directors and stockholders effected a one-for-three reverse split of the Company’s outstanding common stock. All share and per share amounts have been retroactively restated in the accompanying consolidated financial statements and notes for all periods presented.
      The following table sets forth the computation of basic and diluted shares outstanding for the years ended December 31 (in millions):

	2005	2004	2003

Weighted-average basic shares outstanding	85.7	82.9	55.4
Effect of dilutive securities — shares issuable upon exercise of options, warrants and contingently issuable shares	2.5	3.7	—

Weighted-average fully diluted shares outstanding	88.2	86.6	55.4

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
      In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Securities and Exchange Commission Release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” has made the effective date the beginning of the first fiscal year after June 15, 2005. The Company is required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 2 for the pro forma net income (loss) and net income (loss) per share amounts for the years ended December 31, 2005, 2004 and 2003 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. The Company intends to use the Black Scholes valuation model for expensing options upon adoption of SFAS No. 123R. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. The Company has determined that it will use the modified prospective adoption method. Management expects the adoption to impact diluted earnings per share by $0.07 in 2006, although it will have no impact on the Company’s overall financial position. During 2005, the Company accelerated the

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00. As a result, options to purchase approximately 1.9 million shares of the Company’s stock became exercisable immediately. Management expects this acceleration will reduce the pre-tax expense that the Company will recognize with respect to stock-based compensation by approximately $5.0 million in 2005, $2.7 million in 2007 and $0.9 million in the aggregate for 2008 and 2009. In addition, as a result of the adoption, the Compensation Committee of the Board of Directors is considering granting performance shares and granting fewer stock options in 2006 and beyond.
      In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “. . .under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges. . .” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on its financial position and results of operations.
Reclassifications
      Certain prior year amounts shown have been reclassified to conform to the current year presentation.

3.	Financial Statement Details
      Inventories consist of the following at December 31 (in millions):

	2005	2004

Raw materials	$4.9	$5.5
Work-in-process	40.6	27.7
Finished goods	18.8	19.0

	$64.3	$52.2

      Other long-term assets consist of the following at December 31 (in millions):

	2005	2004

Restricted cash	$2.6	$1.8
Prepaid pension asset	8.6	12.6
Debt issuance costs, net	4.0	7.1
Other	8.2	1.8

	$23.4	$23.3

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Property, plant and equipment consists of the following at December 31 (in millions):

	2005	2004

Land and buildings	$70.6	$65.7
Machinery and equipment	433.7	407.2
Construction-in-progress	11.3	10.0

	515.6	482.9
Less accumulated depreciation	(311.8)	(283.7)

	$203.8	$199.2

      Accrued expenses and other current liabilities consist of the following at December 31 (in millions):

	2005	2004

Accrued employee compensation	$23.9	$31.4
Reserve for restructuring charges	4.8	5.3
Reserve for product development project losses	8.6	7.0
Investment grant payable	3.7	3.9
Reserve for warranty	4.7	1.5
Interest payable	0.1	6.0
Other	16.9	7.3

	$62.7	$62.4

4.	Lease and Other Commitments
      The Company leases certain facilities and equipment under noncancelable operating lease arrangements, some of which include various renewal options and escalation clauses. During the years ended December 31, 2005, 2004, and 2003, rental expense under such arrangements was approximately $6.8 million, $7.1 million and $6.7 million respectively.
      Approximate future minimum annual rental commitments at December 31, 2005 are as follows (in millions):

2006	$6.8
2007	$6.2
2008	$5.6
2009	$4.1
2010	$3.4
      In order to achieve more favorable pricing and ensure delivery when demanded, the Company contracts for certain chemicals, raw materials, and services at fixed prices, but not fixed quantities. These contracts are renegotiated on either a quarterly or annual basis. As no fixed quantities are required and terms are less than one year, no reportable commitment is deemed to exist for these contracts. In October 1995, the Company entered into a 15-year take-or-pay supply agreement under which Praxair, Inc. (“Praxair”) will supply 100% of the Company’s need for certain industrial gases. The Company does have the option to purchase these gases elsewhere, if the Company can prove that market prices are lower than those charged by Praxair. In 2005, 2004, and 2003 the Company purchased approximately $1.8 million, $1.3 million, and $1.0 million, respectively, under this agreement. No amounts have been paid out under the take-or-pay provision of the contract. In March 2003, the Company entered into a three-year take-or-

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
pay supply agreement under which ZMD, GmbH (“ZMD”) will reserve manufacturing capacity for the Company equal to 400 five-inch wafers per year. The amounts purchased under this agreement were immaterial to the audited consolidated financial statements for the years ended December 31, 2005, 2004 and 2003.
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
Shareholders’ Agreement
      We are party to a shareholders’ agreement with Francisco Partners, CVC and Nippon Mining, each of which beneficially owns more than 5% of our outstanding common stock, and certain other stockholders. This agreement originated at the time Francisco Partners and CVC invested in the Company and was amended and restated at the time of the initial public offering in 2003. The agreement covers matters of corporate governance, restrictions on transfer of securities, tag-along rights, rights to compel a sale of securities, registration rights and information rights.
Advisory Agreements
      The Company is party to advisory agreements with each of Francisco Partners and CVC pursuant to which each may provide financial advisory and consulting services to the Company. For 2005 and 2004, no fees were paid and no expenses recorded related to these agreements. For 2003, expenses totaling $1.5 million were recorded related to these agreements. Each advisory agreement was amended at the time of the initial public offering in 2003 and annual advisory fees payable under these agreements ceased. The Company paid the advisors an aggregate one-time fee of $8.5 million at the time of the amendment for investment banking and financial advisory services. The Company may in the future engage the advisory services of Francisco Partners and CVC under these agreements but Francisco Partners and CVC are not required to provide such services and there are no future annual advisory fees contemplated by these agreements.
      Each advisory agreement has an initial term of ten years, ending on December 20, 2010 and will automatically extend on a year to year basis thereafter unless it is terminated by Francisco Partners, CVC or the Company upon written notice 90 days prior to the expiration of the initial term or any extension thereof. Each advisory agreement includes customary indemnification provisions in favor of each of CVC and Francisco Partners.
      In 1999, Nippon Mining entered into an agreement with a major semiconductor manufacturer pursuant to which the semiconductor manufacturer provides certain technology and related technological assistance to the Company. The Company agreed to reimburse Nippon Mining for the amounts due under the agreement, which is denominated in yen, totaling approximately ¥1.0 billion (or $9.5 million) over a five-year period. Under the Recapitalization Agreement, Nippon Mining’s subsidiary agreed to pay one-half of the remaining outstanding obligation to this major semiconductor manufacturer.
      In addition, the Company is a “primary responsible party” to an environmental remediation and cleanup at its former corporate headquarters in Santa Clara, California (see discussion below regarding indemnification by Nippon Mining’s subsidiary). Costs incurred by the Company include implementation

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. Management’s estimate of the remaining cost to fulfill its obligations under the remediation effort, as determined in consultation with its environmental consultants and the governing regulatory agency, is immaterial to the financial statements. Remaining accruals for costs associated with the remediation are immaterial to the financial statements.
      In conjunction with the Recapitalization Agreement, Nippon Mining’s subsidiary agreed to indemnify the Company for any obligation relating to this environmental issue. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” because amounts to be paid by the Company and reimbursed by Nippon Mining’s subsidiary are not fixed and determinable, the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively, related to this matter. The amounts are immaterial to the financial statements.
      In September 2004, the Company, signed a memorandum of understanding with Synecor, LLC, of which Mr. Starling, a member of the Company’s Board of Directors, is Chief Executive Officer and a managing member. In the memorandum of understanding, the Company and Synecor agreed that they intend to enter into a strategic business relationship whereby AMI Semiconductor would be the exclusive supplier to Synecor and its affiliates of digital and mixed signal application specific integrated circuits (“ASICs”) for use in medical products. The parties contemplate entering into definitive agreements specifying the details of this relationship but have not yet done so. The Company is currently in the development phase of two ASIC devices for Interventional Rhythm Management (“IRM”), an affiliate of Synecor. Mr. Starling was the Chief Executive Officer of IRM until September 26, 2005 and serves as the chairman of its Board of Directors. In 2005 and 2004, IRM paid the Company $0.4 million and $0.2 million, respectively, in non-recurring engineering charges associated with the development of those ASIC devices.
      In 2005 and 2004, the Company manufactured integrated circuits for Intersil Corporation on a foundry services basis. Intersil paid the Company $5.9 million and $10.6 million in 2005 and 2004, respectively, for the integrated circuits. Mr. Williams, a member of the Company’s Board of Directors, was the chairman of Intersil’s Board of Directors until May 2005.

6.	Long-Term Debt
      The following table summarizes the Company’s outstanding long-term debt at December 31, (in millions):

	2005	2004

Term loan	$317.9	$123.5
Senior subordinated notes	—	130.0

	317.9	253.5
Less current portion	3.2	1.3

Total long-term debt	$314.7	$252.2

Amendments to Senior Credit Facilities
      The Company and AMI Semiconductor, Inc., its wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan and a revolving credit facility.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      On March 2, 2005, AMI Semiconductor, Inc. announced a tender offer for its 10 3/4% senior subordinated notes as well as a refinancing of the existing $125.0 million senior secured term loan and $90.0 million revolving credit facility. On April 1, 2005, 100% of the outstanding notes had been repurchased and the indenture governing the senior subordinated notes was discharged. Proceeds from a new senior secured term loan of $210.0 million, entered into on April 1, 2005, and existing cash of $75.8 million were used to purchase the outstanding notes for $130.0 million, pay a premium on the notes and expenses associated with the tender of $28.0 million in the aggregate, which is recorded in other expense on the accompanying consolidated statement of operations, repay the outstanding balance of the previous senior secured term loan of $123.2 million, with the remainder used to pay accrued interest on the notes and the previous senior secured term loan and pay expenses related to the refinancing of the senior credit facilities. As a result of these transactions, total debt was reduced by $43.2 million. In conjunction with the refinancing, the Company recorded a charge of $6.7 million in other expense on the accompanying consolidated statement of operations in the first quarter of 2005 for the write off of deferred financing and other costs associated with the notes and the previous senior credit facilities. In addition, the Company recorded $2.9 million in deferred financing costs related to the new senior credit facility, included in other long-term assets in the accompanying consolidated balance sheet, which will be amortized over the term of the senior credit facilities.
      On September 9, 2005, AMI Semiconductor, Inc. amended its senior secured credit facilities by borrowing an additional $110.0 million under the term loan to fund a portion of the purchase of substantially all of the assets and certain liabilities of the semiconductor division of Flextronics International USA Inc. (see Note 15). The new amended senior credit facilities consist of the new amended senior secured term loan and a $90.0 million revolving credit facility, of which $0.3 million was allocated to a letter of credit as of December 31, 2005. The Company recorded an additional $1.6 million in deferred financing costs related to this amendment. Pursuant to the senior credit facility the covenants require 100% of the domestic corporations’ equity and 65% of the directly owned foreign corporations’ equity be collateralized. The term loan requires principal payments of $0.8 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan, which is based on LIBOR + 1.5, on December 31, 2005, 2004 and 2003 was 5.9%, 4.9% and 3.6%, respectively. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.
      The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of December 31, 2005.
Senior Subordinated Notes
      On January 29, 2003, AMIS issued $200.0 million aggregate principal amount of 10 3/4% senior subordinated notes maturing on February 1, 2013 (senior subordinated notes). The proceeds were used to repay approximately $111.8 million of the original Term Loan and redeem the Series C Preferred Stock for a total, including cumulative dividends, of approximately $80.8 million.
      On November 1, 2003, the Company used proceeds from the IPO and the new Term Loan to exercise a call provision and redeem 35% of the senior subordinated notes for approximately $77.5 million including accrued interest to the date of redemption. Pursuant to the Indenture, this amount included a premium of 10.75% of the principal amount, which was charged to expense in 2003. In connection with the repayment of the senior subordinated notes, the Company wrote off approximately $2.8 million of deferred financing costs. The premium and write-off of the deferred financing costs were charged to other

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
expense in 2003 on the accompanying consolidated statements of operations. The $130.0 million remaining balance of the senior subordinated notes was repaid in conjunction with the refinancing of the senior credit facilities in 2005.
Letters of Credit
      During January 2005 one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA obtained a Letter of Credit in association with the planned relocation to a new facility in the Philippines. The Letter of Credit is for $6.0 million, of which $3.0 million is collateralized with a cash deposit recorded as restricted cash in other assets on the accompanying consolidated balance sheet. The face value of the Letter of Credit decreases every six months beginning June 30, 2006 by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. As of December 31, 2005, the value of the cash deposit was $3.0 million. The bank issuing the Letter of Credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA as additional collateral, which had not been done as of December 31, 2005.
Aggregate Maturities of Long-Term Debt
      The following table summarizes the aggregate maturities of the Company’s long-term (in millions):

	2006	2007	2008	2009	2010	Thereafter

Term Loan	$3.2	$3.2	$3.2	$3.2	$3.2	$301.9

7.	Customer-Funded Product Development Activities
      Customer-funded product development activities are accounted for as contracts. The Company evaluates individual contracts and, where appropriate, records an accrual for any contracts that individually are expected to result in an overall loss. Revenue earned and costs incurred on product development contracts for the years ended December 31, 2005, 2004, and 2003, are as follows: 2005 — $32.3 million and $23.1 million, respectively; 2004 — $32.3 million and $24.1 million, respectively; and 2003 — $34.6 million and $25.8 million, respectively.

8.	Income Taxes
      The provision for income taxes for the years ended December 31 is as follows (in millions):

	2005	2004	2003

Federal:
Current	$(10.7)	$0.1	$—
Deferred	5.3	5.5	(12.5)

	(5.4)	5.6	(12.5)
State:
Current	(1.2)	—	—
Deferred	0.6	1.0	(2.2)

	(0.6)	1.0	(2.2)
Foreign:
Current	1.4	12.3	11.4
Deferred	2.6	(3.9)	(4.8)

	4.0	8.4	6.6

Total	$(2.0)	$15.0	$(8.1)

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% for the following years ended December 31 as follows (in millions):

	2005	2004	2003

Federal tax at statutory rate	$6.5	$23.6	$(3.0)
State taxes (net of federal benefit)	0.7	4.0	(0.5)
Impact of Foreign tax rates	(3.7)	(5.6)	(6.3)
Foreign research and development credits	—	(0.9)	—
Change in valuation allowance	(6.2)	(6.4)	1.9
Change in estimate of blended statutory rate	1.7	—	—
Permanent differences	(1.2)	—	(0.5)
Other, net	0.2	0.3	0.3

Total	$(2.0)	$15.0	$(8.1)

Effective tax rate	(10.9)%	22.3%	(95.3)%

      Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in millions):

	2005	2004

Deferred tax assets:
Foreign research and development investment deduction	$16.3	$19.7
Reserves not currently deductible	9.4	8.2
Intangible asset basis difference	62.6	71.9
Net operating loss carryforwards	49.3	37.5
Tax credit carryforwards	4.2	2.7
Other	0.2	1.2

Total deferred tax assets	142.0	141.2
Deferred tax liabilities:
Tax in excess of book depreciation	(36.1)	(34.6)
Prepaid pension asset	(2.9)	(4.3)
Other	(5.6)	(5.8)

Total deferred tax liabilities	(44.6)	(44.7)

	97.4	96.5
Valuation allowance	(45.3)	(50.4)

Net deferred tax assets	$52.1	$46.1

      Pretax income from foreign operations was approximately $23.9 million, $36.2 million, and $31.4 million for 2005, 2004 and 2003, respectively. As of December 31, 2005, undistributed pretax earnings of certain foreign subsidiaries in the amount of approximately $108.2 million is considered by the Company to be permanently invested outside the U.S. and, accordingly, U.S. income taxes have not been provided on this amount.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      A portion of the Company’s operations in the Philippines and in Switzerland is eligible for tax holidays which expire in whole or in part during 2010 and 2011. The impact of these tax holidays to income taxes was not material for 2003, 2004 or 2005.
      During 2005, the Company recorded a charge of $1.7 million to reduce its deferred tax asset to reflect a change in its estimated U.S. statutory tax rate from 41% to 39%. This statutory tax rate change is a result of a decrease in the Company’s estimated blended state tax rate from 6% to 4%, based upon the apportionment of its income to states in which the Company does business, net of the deduction for federal income tax purposes.
      Changes in the Company’s deferred tax valuation allowance for 2005 included a decrease of $6.2 million based on projections of future U.S. taxable income and a decrease of $2.5 million relating to the revaluation of deferred tax assets in conjunction with the statutory rate change from 41% to 39% explained above. Offsetting these decreases was an increase in the deferred tax valuation allowance of $3.6 million relating to exercises of employee stock options during 2005. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable attributable to the use of its net operating loss carryforwards generated by deductions associated with the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid in capital rather than as a reduction of income tax expense. As of December 31, 2005, deferred tax assets of approximately $12.6 million related to net operating loss carryforwards resulting from the exercise of employee stock options.
      Similarly, a portion of the Company’s deferred tax assets attributable to the carryforward of tax credits for increasing research and experimentation expenditures (R&D Tax Credit) has been generated by costs relating to the exercise of employee stock options. As of December 31, 2005, deferred tax assets of approximately $0.1 million pertained to the portion of R&D Tax Credit carryforwards resulting from the exercise of employee stock options . When recognized, the tax benefit of the R&D Tax Credit carryforwards will be accounted for as a credit to additional paid in capital rather than as a reduction of income tax expense.
      The Company has prepared an analysis of projected future taxable income, including tax strategies available to generate future taxable income. Based on that analysis, the Company believes its valuation allowance reduces the net deferred tax asset to an amount that will more likely than not be realized.
      At December 31, 2005, aggregated federal and state net operating loss carryforwards were $124.2 million and aggregated tax credit carryforwards were $4.2 million. Net operating loss carryforwards will begin to expire in 2021. The tax credit carryforwards include federal and state research and development credits of $2.6 million and state investment tax credits of $1.6 million, which begin expiring in 2015. The state investment tax credits are treated as a reduction in income taxes in the year in which the credits arise in accordance with APB 4, Accounting for the Investment Credit. At December 31, 2005, the Company had no remaining foreign net operating loss carryforwards. Under the “change of ownership” provisions of the Internal Revenue Code utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation.

9.	Employee Benefit Plans
Defined Contribution Plans
      Substantially all United States employees are eligible to participate in a 401(k) plan sponsored by the Company. This plan requires the Company to match 50% of employee contributions, as defined, up to 6% of the employee’s annual salary. For the years ended December 31, 2005, 2004, and 2003, employer contributions totaled approximately $1.9 million, $1.8 million, and $1.7 million respectively.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Certain Belgian employees are eligible to participate in a defined contribution plan. Under the terms of the plan, the Company is required to contribute amounts based on each respective employee’s pay grade. For the years ended December 31, 2005, 2004, and 2003 employer contributions totaled approximately $0.6 million, $0.6 million and $0.6 million, respectively.
      Employees in certain of the Company’s overseas subsidiaries are covered by defined contribution plans. These plans provide contributions based on the employees’ annual salary. Employer contributions to these plans are not material to the consolidated financial statements.
Defined Benefit Plan
      Certain Belgian employees are also eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The prepaid pension asset recorded on the accompanying 2005 and 2004 balance sheets represents the amount of the net assets in the pensi on fund in excess of the post-retirement obligation.
      The following disclosures regarding this pension plan are based upon an actuarial valuation prepared for the years ended December 31 (in millions):

	2005	2004

Change in benefit obligation:
Benefit obligation at beginning of period	$31.5	$21.9
Service cost	2.7	2.1
Interest cost	1.3	1.1
Benefits, administrative expenses and premiums paid	(0.3)	(0.3)
Actuarial (gain) loss	(4.5)	4.2
Foreign currency translation (gain) loss	(4.2)	2.5

Benefit obligation at end of period	26.5	31.5
Change in plan assets:
Fair value of plan assets at beginning of period	$38.8	$35.0
Actual return on plan assets	2.6	1.3
Benefits, administrative expenses and premiums paid	(0.3)	(0.3)
Foreign currency translation (loss) gain	(5.3)	2.8

Fair value of plan assets at end of period	35.8	38.8

Excess of plan assets over benefit obligation	9.3	7.3
Unrecognized net actuarial (loss) gain	(0.8)	4.8
Foreign currency translation gain	0.1	0.5

Prepaid pension asset	$8.6	$12.6

Components of net periodic benefit cost:
Service cost	$2.7	$2.1
Interest cost	1.3	1.1
Expected return on plan assets	(1.5)	(1.8)

Net periodic pension cost	$2.5	$1.4

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2005	2004

Weighted average assumptions:
Discount rate	4.5%	5.3%
Expected return on plan assets	4.5%	5.3%
Compensation rate increase	4.0%	4.0%
      During 2005, the Company changed the investment strategy of this fund. The fund now operates under an investment strategy that is designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Under the Company’s contract with the plan administrator, 40% of the fund is guaranteed a minimum rate of return of 3.75% (formerly the entire fund was guaranteed a minimum rate of return of 3.75%). The remaining 60% of assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issue type, investment style, industry group and economic sector in order to generate greater returns for the plan assets. Projected benefits to be paid over the next ten years are as follows (in millions):

Expected Benefits
to be Paid

2006	$0.4
2007	$0.1
2008	$2.4
2009	$0.1
2010	$1.1
2011 - 2015	$2.7
      There are no mandatory funding requirements. Because the plan is overfunded, the Company does not intend to make any contributions in 2006.
      Employees in the Philippines are covered by a noncontributory defined benefit retirement plan (the Philippine Plan). The Philippine Plan provides employees with a lump-sum retirement benefit equivalent to one month’s salary per year of service based on the final monthly gross salary before retirement. Total benefit obligations under the Philippine Plan and contributions to it are not material to the consolidated financial statements.
      Employees in certain of the Company’s overseas subsidiaries are covered by other contributory defined benefit plans. Total benefit obligations under these plans and contributions to these plans are not material to the consolidated financial statements.
Collective Bargaining Agreements
      At December 31, 2005, the employees located in Belgium, representing 32% of the Company’s worldwide labor force, are represented by unions and have collective bargaining arrangements at the national, industry and company levels.

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

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      In 2004 the Company produced parts for a customer that the customer incorporated into its product that it shipped to its customers. After experiencing a number of product failures, the customer initiated a recall of its product. The Company has accrued a total of $5.0 million to cover the cost of replacing the parts in the recalled products and to settle any future claims. On March 3, 2006, an agreement in principle was reached with the customer to settle this issue for $5.0 million in cash, in exchange for a release for all past and future claims with respect to this matter.
      In conjunction with the Recapitalization Agreement, Nippon Mining’s subsidiary agreed to indemnify the Company for any obligation relating to this environmental issue. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” because amounts to be paid by the Company and reimbursed by Nippon Mining’s subsidiary are not fixed and determinable, the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2005 and 2004, respectively, related to this matter. The amounts are immaterial to the financial statements.

11.	Stockholders’ Equity (Deficit)
Common and Preferred Stock
      In accordance with the Recapitalization Agreement dated December 21, 2000, the Company issued approximately 46.0 million shares of its 133.3 million authorized shares of common stock, 17.9 million shares of its 20.0 million authorized shares of Series A Senior Redeemable Preferred Stock (Senior Preferred Stock) and 14.3 million shares of its 20.0 million authorized shares of Series B Junior Redeemable Convertible Preferred Stock (Junior Preferred Stock). During 2003 the Company used the proceeds from the IPO, together with the borrowings under a new $125.0 million Senior Term Loan, to redeem all of its outstanding shares of Senior Preferred Stock, Junior Preferred Stock, options to purchase shares of such preferred stock and associated cumulative dividends for approximately $469.5 million, net of stockholder notes receivable.
      In order to fund a portion of the MSB acquisition, the Company issued approximately 75,000 shares of Series C Senior Redeemable Preferred Stock (Series C Preferred Stock) on June 26, 2002 resulting in net proceeds to the Company of $75.0 million. The Series C Preferred Stock was entitled to quarterly cash dividends when, as and if declared by the Board of Directors. Such dividends were cumulative, whether or not earned or declared, and accrued at an annual compounding rate of 12.0%, and 16.0% after December 27, 2002, because the Series C Preferred Stock had not been redeemed by December 26, 2002. During 2003, the Company used proceeds from the senior subordinated notes to redeem the Series C Preferred Stock for a total, including cumulative dividends, of approximately $80.8 million.
Warrants
      In conjunction with the Recapitalization Agreement, AMIS Holdings issued a warrant to Nippon Mining’s subsidiary to purchase approximately 4.6 million shares of common stock for an initial exercise price of $19.41 per share. The warrants, which became exercisable upon the initial public offering in 2003, expire on December 31, 2010. At December 31, 2005 and 2004, AMIS Holdings had 4.6 million shares of its authorized, unissued common shares reserved for issuance pursuant to the warrant obligation.

12.	Stock Based Compensation
      In conjunction with the recapitalization in December 2000, outstanding options to purchase common stock of Spinco were converted to options to purchase a unit consisting of the following shares of AMIS Holdings: (a) two-thirds of a share of common stock, (b) .2588164 shares of Series A Senior Preferred

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
Stock and (c) .2070531 shares of Series B Junior Preferred Stock. Proceeds from the IPO and the new Term Loan were used to redeem all options for preferred stock during September 2003. As part of this redemption, the Company recognized compensation expense of approximately $2.9 million during the third quarter of 2003, which is included in nonrecurring charges on the accompanying statement of operations.
      Under the guidance of Financial Interpretation (FIN) No. 44, “Accounting for Certain Transactions Involving Stock Compensation — An Interpretation of APB Opinion 25,” to the extent that the exercise price of the original options, as compared to the fair value of the underlying stock at the time of the Recapitalization, is consistent with the relationship of the exercise price of the replacement options to the fair value of the underlying stock, a new measurement date does not exist and no compensation expense is required to be recorded at the time of the Recapitalization. However, under the terms of the replacement options, the exercise price of the Senior and Junior Preferred Stock portions of the units increases as dividends accrete on the underlying Senior and Junior Preferred Stock. As such, these components of the unit were variable. Therefore, compensation expense was measured and recorded each period based upon the incremental change in the exercise price of these components. For the year ended December 31, 2003, the Company has recorded approximately $0.3 million as compensation expense with regard to these components.
      In conjunction with the IPO, the Company re-evaluated its prior estimates of the fair value of its common stock. As a result, the Company determined that, although the Company’s Board of Directors had determined the vale of the Company’s common stock in good faith, certain options issued during 2003 were issued with exercise prices that, in hindsight, were less than the deemed fair value of the Company’s common stock, as determined by an independent appraiser in connection with the IPO. As a result, deferred stock-based compensation of approximately $0.5 million was recorded. The deferred stock-based compensation has been recorded as a component of stockholders’ equity and is being recognized over the vesting period of the underlying stock options using the straight-line method under FIN No. 28 “Accounting for Stock Appreciation Rights and Other Variable Stock Options or Award Plans.” Upon the adoption of FAS 123R, “Share-Based Payment” in 2006, this amount will be written off to additional paid in capital.
      During 2003, as part of the restructuring plan, the vesting on certain options was accelerated making those options immediately exercisable upon termination of employment of certain individuals. In accordance FIN No. 44, the Company expensed approximately $0.7 million, which is included in Restructuring and impairment charges on the accompanying 2003 consolidated statement of operations.
      During 2004, the vesting on certain options was accelerated making those options immediately exercisable upon termination of employment of a certain individual. The Company also granted stock options to a non-employee contractor. In accordance with FIN No. 44, the Company expensed approximately $0.8 million in connection with these options, which is included in general and administrative expenses on the accompanying 2004 consolidated statement of operations.
      During 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $13.00 or higher. As a result, options to purchase approximately 1.9 million shares of the Company’s stock became exercisable immediately. The resulting pro forma expense, net of tax expense of $5.2 million, is included in the 2005 pro forma expense, net of tax amount of $13.3 million in Note 2 above.
      The Company grants stock options pursuant to its Amended and Restated 2000 Equity Incentive Plan, which was originally adopted by Spinco (see Note 1) on July 29, 2000. In general, options granted vest over three and a half to four years. In 2003, the Board of Directors amended and restated the 2000 Equity Incentive Plan and revised the share reserve such that it shall not exceed in the aggregate approximately 11.9 million shares of common stock, plus an annual increase on the first day of each fiscal

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
year during the term of the Plan beginning January 1, 2005 through January 1, 2010, in each case in an amount equal to the lesser of (i) 1.8 million shares, (ii) 2.5% of the number of shares of the common stock outstanding on such date, or (iii) an amount determined by the Board.
      A summary of option activity under the Plan for the three years ended December 31, 2005, for both option units and common stock options is as follows (in millions, except per share and year amounts):

				Weighted Average Exercise Price
		Number of	Number of
	Number of	Senior	Junior		Senior	Junior	Weighted-Average
	Common	Preferred	Preferred	Common	Preferred	Preferred	Remaining
	Shares	Shares	Shares	Shares	Shares	Shares	Contractual Life

Balance at January 1, 2003	5.5	0.5	0.4	$0.72	$8.80	$8.97	8.27 years
Options granted	0.7	—	—	10.58	—	—
Options exercised	(1.1)	—	—	0.66	9.35	9.59
Options canceled	(0.2)	—	—	0.82	9.20	9.41
Options redeemed	—	(0.5)	(0.4)	—	9.72	9.98

Balance at December 31, 2003	4.9	—	—	2.11	—	—	7.75 years
Options granted	2.9	—	—	15.05	—	—
Options exercised	(1.4)	—	—	0.76	—	—
Options canceled	(0.3)	—	—	13.87	—	—

Balance at December 31, 2004	6.1	—	—	8.08	—	—	8.12 years
Options granted	3.0	—	—	$11.68	—	—
Options exercised	(1.2)	—	—	0.81	—	—
Options canceled	(0.4)	—	—	12.57	—	—

Balance at December 31, 2005	7.5	—	—	$10.40	$—	$—	7.23 years

      The following table summarizes exercisable options at December 31, 2005, 2004, and 2003 (in millions):

Exercisable
Shares

December 31, 2005:
Common Stock	4.5
December 31, 2004:
Common Stock	2.3
December 31, 2003:
Common Stock	2.5

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following information relates to common stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding
				Options Exercisable
		Weighted Average
	Number	Remaining	Weighted-Average	Number	Weighted-Average
Range of Exercise Prices	Outstanding	Contractual Life	Exercise Price	Exercisable	Exercise Price

	(In millions)			(In millions)
$ 0.53 - $11.14	2.6	6.29	$3.77	1.7	$0.95
$11.86 - $14.28	3.6	7.49	$12.83	1.5	$14.09
$14.51 - $20.00	1.3	8.39	$16.99	1.3	$16.98

$ 0.53 - $20.00	7.5	7.23	$10.40	4.5	$10.11

      The Company has approximately 1.0 million shares of common stock available for grant under stock options at December 31, 2005 under the Amended and Restated 2000 Equity Incentive Plan. The Company has reserved shares of common stock for issuance for all outstanding options and share of common stock available for grant under the Amended and Restated 2000 Equity Incentive Plan.
      During 2003, the Company adopted the Amended and Restated Employee Stock Purchase Plan and reserved approximately 2.3 million shares. The plan was amended on February 1, 2005. This plan provides employees the opportunity to purchase common stock of the Company through payroll deductions. Under this amended Employee Stock Purchase Plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at 90% of fair market value at the purchase date, which is the last trading date within the applicable offering period. The amended plan consists of offering periods of six months. As of December 31, 2005, approximately 0.4 million shares had been granted from this plan.

13.	Derivatives and Hedging
      The Company has entered into derivative contracts to hedge forecasted Euro-denominated income streams. The Company has not chosen to pursue cash flow hedge accounting treatment under SFAS No. 133 and therefore changes in fair value are recognized on a current basis in the statement of operations. The Company has also entered into derivative contracts to hedge the Euro-denominated net investments of our European subsidiaries that use the Euro as their functional currency. The Company has met the requirements pursuant to SFAS No. 133 and these derivatives qualify as hedges. Therefore, the Company records the changes in fair value in Other Comprehensive Income on the Balance Sheet. The Company’s objectives with holding derivatives are to minimize the risks associated with Euro-denominated income, mitigate the exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars, and to reduce the effect these exposures have on results of operations.
      The amounts recognized in the statements of operations pertaining to these hedges were not material for the years ended December 31, 2005, 2004, or 2003. No cash flow hedges were derecognized or discontinued in 2005, 2004, or 2003.
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

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Two such instruments were interest rate swap agreements that effectively converted interest rate exposure from variable rates to fixed rates of interest. During the quarter ended March 29, 2003 in conjunction with the Company’s repayment of a portion of the Term Loan one of these swap agreements was settled. The Company was required to pay approximately $0.4 million to settle the instrument before its scheduled maturity in June 2003. This amount is recorded as other expense in the accompanying 2003 consolidated statements of operations. The remaining swap agreement matured during the quarter ended June 28, 2003. Under the swap agreements, the Company paid fixed rates of interest of 4.5% and 4.7% and received a floating rate of interest based on the three month LIBOR. The difference between amounts to be paid or received on the interest rate swap agreements was recorded as an increase or reduction of interest expense.
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
      The Company entered into a non-compete agreement with Nippon Mining and its subsidiary in conjunction with the December 21, 2000 Recapitalization pursuant to which each of Nippon Mining and its subsidiary agreed to not engage in the custom semiconductor business anywhere in the world through December 2005. In connection with the Company’s 2003 review of the carrying value of its intangible assets, the Company reached a determination that the carrying value of the non-compete had been impaired based primarily on a change in Nippon Mining’s and its subsidiary’s business focus and related capabilities. Effective June 26, 2003, the Company released each of Nippon Mining and its subsidiary from all of its obligations under the non-compete agreement. Therefore, the Company wrote off the remaining unamortized balance of this non-compete agreement of approximately $20.0 million as of the effective date. This amount is included in impairment charges in the accompanying 2003 statement of operations.
      Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” and EITF Issue No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring),” in 2005, 2004 and 2003, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations.
      The 2005 consolidation plan involves the consolidation of the 4-inch fabrication facility in Belgium into the 6-inch fabrication facility in Belgium and the termination of certain employees. The objectives of the plan are to reduce manufacturing costs of the Company and ensure that the assets of the Company are being utilized effectively. The negotiations with the workers’ council are complete with respect to the severance package to be offered, however the number of employees to be terminated is not yet fixed and is dependent upon future business needs. The Company currently estimates the costs related to one-time termination benefits to be approximately $12.0 million. These employees are likely to be located in the Belgian facility. Expenses related to the plan in 2005 were approximately $4.9 million. An accrual has been recorded of approximately $4.7 million on the accompanying balance sheet as of December 31, 2005. Additional expenses expected to be incurred relating to this plan primarily relate to qualification of products in the 6-inch fabrication facility, equipment relocation costs, and decommissioning and

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
decontamination of the 4-inch fabrication facility. In the aggregate, total expense related to this restructuring plan is expected to be in the range of approximately $23.0 million to $28.0 million, the majority of which will be recorded in 2006. This plan is expected to be complete by the end of the first quarter of 2007.
      The 2004 plan involved the relocation of the Philippine test facility to a larger building and the consolidation of sort operations in the United States and Belgium into the new facility, the move of certain offices to lower cost locations and the termination of certain employees. The objectives of the plan were to increase the competitiveness of the Company, provide future flexibility in the Company’s test operations, and manage costs during a period of end-market weakness. In total, approximately 110 employees in the United States and Belgium were terminated as part of this program. Such terminations affected virtually all departments within the Company’s business. All terminated employees were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $8.3 million as of December 31, 2005. As of December 31, 2005, approximately $8.5 million had been paid out. Approximately $1.3 million of expenses related to this plan were reversed in 2005. Additional expenses expected to be incurred primarily relate to completion bonuses and equipment relocation costs and are expected to be recorded in 2006. This plan is expected to be complete by the end of the first quarter of 2006.
      The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees and sales representative firms were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1.7 million, which includes $0.6 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of December 31, 2005, approximately $1.0 million had been paid out related to this plan. The remaining accrual relating to the 2003 plan is immaterial to the accompanying balance sheet as of December 31, 2005 and is expected to be paid in 2006. This plan is expected to be complete by the end of 2006.
      Following is a summary of the restructuring accrual relating to the 2005, 2004 and 2003 plans (in millions):

		Lease	Legal Fees
	Severance	Termination	and Other
	Costs	Costs	Costs	Total

Balance at January 1, 2003	$0.9	$0.3	—	1.2
2003 Expense	1.7	—	—	1.7
2003 Paid	(1.9)*	(0.1)	—	(2.0)

Balance at December 31, 2003	0.7	0.2	—	0.9
2004 Expense	7.7	0.2	—	7.9
2004 Paid	(3.4)	(0.1)	—	(3.5)
2004 Reserve Reversal	—	—	—	—

Balance at December 31, 2004	5.0	0.3	—	5.3
2005 Expense	5.1	—	1.7	6.8
2005 Paid	(4.0)	(0.1)	(1.7)	(5.8)
2005 Reserve Reversal	(1.3)	(0.2)	—	(1.5)

Balance at December 31, 2005	$4.8	$—	$—	$4.8

*	$0.6 million non-cash

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

15.	Purchase of the Semiconductor Business of Flextronics International USA Inc.
      On September 9, 2005, AMI Semiconductor, Inc., Emma Mixed Signal CV and AMI Semiconductor Israel LTD, subsidiaries of the Company, acquired substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. (the “Flextronics Semiconductor Business”) for approximately $138.5 million in cash plus other liabilities. This is referred to as the “Flextronics Acquisition.” The Flextronics Semiconductor Business specializes in custom mixed-signal products, imaging sensors and digital application specific integrated circuits including field programmable gate array conversion products. The Flextronics Semiconductor Business employed approximately 170 people in the United States, the Netherlands and Israel, of which the Company retained approximately half. The Company amended its existing credit facility in order to permit the acquisition and new indebtedness, increased its existing senior secured term loan by $110.0 million and used this additional term loan and existing cash to finance the Flextronics acquisition (see Note 6).
      The Flextronics acquisition was accounted for using the purchase method of accounting as required by Statement of Financial Accounting Standard No. 141, “Business Combinations.” The purchase method of accounting allocates the aggregate preliminary purchase price to the assets acquired and liabilities assumed based upon their respective fair values. The final purchase price and resulting allocation is dependent upon management completing the analysis of assets acquired and liabilities assumed.
      The purchase price reflects the estimate of restructuring costs, accrued pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company expects to incur associated with the Flextronics acquisition. Approximately $1.2 million in restructuring costs have been accrued and included in the purchase price to account for the relocation of Flextronics’s San Jose test operations to the Far East. Relocation expense of approximately $0.2 million was also accrued for three former Flextronics employees who became Company employees and will relocate to Pocatello, Idaho.
      The following is a summary of the preliminary Flextronics acquisition purchase price (in millions):

Cash paid to Flextronics International USA Inc.	$138.5
Acquisition-related expenses	6.0
Receivable from Flextronics for a working capital adjustment	(5.2)
Exit-related liability costs	1.4
Operating liabilities assumed (including accounts payable of $5.6, deferred revenue of $1.4, and other current liabilities of $0.7 million)	7.7

Total purchase price	$148.4

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      The following is a summary of the preliminary allocation of the Flextronics acquisition purchase price (in millions):

Trade accounts receivable, net	$10.7
Inventory, net	4.2
Deferred costs	1.2
Deferred tax asset	3.6
Other current assets	0.4
Property, plant and equipment	4.4
Acquisition-related intangible assets	65.2
In-process research and development	0.8
Goodwill	57.9

Total purchase price allocated	$148.4

      The value of identifiable intangible assets was determined by management which utilized, among other factors, an independent appraisal by an independent financial consulting firm, LECG, LLC. The preliminary allocation of costs to goodwill was determined to be $57.9 million. Of this amount, $32.5 million was allocated to the Integrated Mixed Signal Products reporting unit, $20.8 million to the Image Sensors Products reporting unit and $4.6 million to the Structured Digital Products reporting unit. In total, $53.3 million was allocated to the Integrated Mixed Signal segment and the remainder to the Structured Digital Products segment. Of the aggregate goodwill balance, approximately $15.3 million is deductible for tax purposes. During 2005, approximately $0.3 million was amortized for tax purposes. In connection with the purchase, a charge of $0.8 million for in-process research and development was recorded the third quarter of 2005. The following is a detail of the acquisition-related intangible assets acquired in the Flextronics Acquisition (in millions):

		Useful Life
	Total Value	in Years

Customer relationships	$35.7	8
Proprietary technology	25.2	4
Patents	2.4	10
Non-compete agreement	1.9	3

Total acquisition-related intangible assets	$65.2

      Unaudited pro forma information as if the Flextronics Semiconductor Business had been acquired on January 1, 2004 is as follows for the years ended December 31, 2005 and December 31, 2004, respectively (rounded, in millions, except per share data).

	Years Ended
	December 31:

	2005	2004

Revenue	$565.7	$588.0
Net income	$15.5	$44.4
Basic net income per common share	$0.18	$0.54
Diluted net income per common share	$0.18	$0.51
      The unaudited pro forma information for the year ended December 31, 2004 combines the Company’s historical results for the year ended December 31, 2004 with the Flextronics Semiconductor Division’s

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
historical results for its fiscal year ended March 31, 2005. The revenue and excess revenue over direct expenses of the Flextronics Semiconductor Division for the three months ended March 31, 2005 was $20.3 million and $2.3 million, respectively.
      The pro forma operating results for the year ended December 31, 2005 include $0.8 million for the write-off of in-process research and development associated with the Flextronics Acquisition. These costs were written off in the In-process Research and Development line on the statement of operations. The pro forma information is not necessarily indicative of the results of operations had the acquisition actually occurred on the assumed acquisition date.
      The results of operations related to the Flextronics Semiconductor Business have been included in the Company’s statement of operations since the acquisition date.
16.     Acquisition of Dspfactory Ltd.
      On November 12, 2004, the Company acquired substantially all of the assets and certain liabilities of Dspfactory Ltd., (“Dspfactory”) headquartered in Waterloo, Ontario, Canada. Dspfactory develops and markets ultra-miniature and ultra-low power digital signal processing solutions for audio devices targeting the medical and consumer markets. As part of the acquisition, the Company also acquired all of the common stock of Dspfactory’s wholly-owned subsidiary, dspfactory S.A., located in Neuchatel, Switzerland. Excluding cash acquired of approximately $0.2 million, the Company paid approximately $27.0 million in cash, including fees and expenses, and approximately 1.3 million shares of common stock, with a value of approximately $16.6 million, based on a stock price of $12.61 per share. The purchase price of approximately $43.6 million was allocated as follows (in millions):

Net tangible liabilities	$(0.1)
Intangible assets	28.5
Goodwill	15.2

Total	$43.6

      The value of the identifiable intangible assets was determined by management, which utilized, among other factors, an independent appraisal by an independent financial consulting firm, LECG, LLC. Goodwill related to the acquisition is allocated to the Integrated Mixed Signal Products segment. In connection with the purchase, a charge of approximately $1.5 million for in-process research and development was recorded in the fourth quarter of 2004. The remaining identifiable intangible assets are being amortized over lives ranging from 2 to 10 years.
      A provision for additional purchase price consideration of $8.5 million in common stock is payable in whole or in part upon the achievement of certain revenue milestones in 2005 or 2006. Based on 2005 revenues, the additional purchase consideration has been earned in full, and will be payable in common stock during the second quarter of 2006. In accordance with the provisions of SFAS No. 128, approximately 0.8 million shares have been added to the computation of diluted shares outstanding at December 31, 2005, as if these shares were issued on October 2, 2005, which was the beginning of the Company’s fourth fiscal quarter. The effect for the full year was an addition of 0.2 million shares on a weighted average basis. Such shares have been calculated using the formula set forth in the purchase agreement assuming the shares are issuable as of December 31, 2005. Final shares to be issued will be dependent upon the Company’s share price in the period before the shares are issued, in accordance with the terms of the purchase agreement.
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

Integrated Mixed Signal Products: designs, manufactures and markets system-level integrated mixed signal products using the Company’s proprietary wafer fabrication process technologies and the expertise of the Company’s analog and mixed signal engineers. The Company also supplies mixed signal foundry services that leverage current process technologies. The Company applies its mixed signal expertise primarily for sensors, controls, high voltage outputs, applications utilizing digital signal processing, wireless or radio frequency communication and low power.

Structured Digital Products: designs, manufactures and markets structured digital products, which involve the conversion of higher cost field programmable gate arrays, or FPGAs, into lower cost digital semiconductors, and medium complexity prime digital semiconductors, which are customized solutions developed directly from customer specifications rather than from a pre-existing semi-standard integrated circuits. Opportunities are focused on the mid-range of production volumes, where the Company believes it can create the most value for its customers.
      The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on income or loss from operations before restructuring charges, interest, nonrecurring gains and losses and income taxes.
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

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Information about segments (in millions):

	Integrated	Structured
	Mixed Signal	Digital
	Products	Products	Total

Year ended December 31, 2005:
Net revenue from external customers	$393.2	$110.4	$503.6
Segment operating income	44.8	27.6	72.4
Year ended December 31, 2004:
Net revenue from external customers	$397.7	$119.6	$517.3
Segment operating income	71.7	22.9	94.6
Year ended December 31, 2003:
Net revenue from external customers	$357.4	$96.7	$454.1
Segment operating income	47.8	15.5	63.3
      Reconciliation of segment information to financial statements as of December 31 (in millions):

	2005	2004	2003

Total operating income for reportable segments	$72.4	$94.6	$63.3
Restructuring and impairment charges	(5.3)	(7.9)	(21.7)
Nonrecurring charges	—	—	(11.4)

Operating income	$67.1	$86.7	$30.2

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
      Geographic information about revenue based on shipments to customers by region is as follows for the years ended December 31 (in millions):

	2005	2004	2003

Geographic information:
Revenue(1):
United States	$192.6	$186.1	$174.2
Other North America	21.4	31.8	11.6
Europe	190.3	213.9	184.6
Asia-Pacific	99.3	85.5	83.7

Subtotal Non-United States	311.0	331.2	279.9

Total	$503.6	$517.3	$454.1

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)
      Geographic information about property, plant and equipment associated with particular regions is as follows as of December 31 (in millions):

	2005	2004

Property, plant and equipment, net:
United States	$142.9	$152.6
Europe	40.4	26.0
All other	20.5	20.6

Subtotal Non-United States	60.9	46.6

Total	$203.8	$199.2

(1)	Revenue is attributed to geographic regions based on the shipments to customers located in those regions.
      U.S. export sales were approximately $84.6 million, $92.9 million, and $93.0 million for the years ended December 31, 2005, 2004, and 2003, respectively. Levels of export sales varied by country in all periods. In 2005, Thailand, Malaysia, China and Canada accounted for approximately 26%, 16%, 11% and 11%, respectively, of total export sales. In 2004, Singapore, Mexico, Canada and Malaysia accounted for approximately 19%, 18%, 14% and 12%, respectively, of 2004 export sales. Thailand accounted for 16% of total export sales during 2003.

18.	Quarterly Financial Data (unaudited)

	Year

	2005				2004

	Q1(1)	Q2(2)	Q3(3)	Q4(4)	Q1	Q2	Q3	Q4(5)

	(In millions, except loss per share)
Revenue	$115.9	$122.5	$125.6	$139.6	$128.3	$134.5	$131.2	$123.3
Gross profit	$53.8	$60.2	$61.6	$61.6	$59.0	$63.2	$63.6	$60.5
Net income (loss)	$(11.1)	$11.3	$11.7	$8.7	$13.5	$15.4	$16.2	$7.3
Basic net income (loss) per common share	$(0.13)	$0.13	$0.14	$0.10	$0.16	$0.19	$0.20	$0.09
Diluted net income (loss) per common share	$(0.13)	$0.13	$0.13	$0.10	$0.16	$0.18	$0.19	$0.08
Weighted average number of common shares used to compute basic net income (loss) per common share	85.2	85.6	85.9	86.2	82.1	82.5	82.9	83.9
Weighted average number of common shares used to compute diluted net income (loss) per common share	85.2	87.9	88.1	88.8	86.3	86.3	86.4	87.3

(1)	In the first quarter of 2005, the Company recorded nonrecurring charges of approximately $34.8 million related to redemption of the Company’s senior subordinated notes.

(2)	In the second quarter of 2005, the Company recorded restructuring charges of approximately $1.0 million related primarily to the relocation of its sort operations to the Philippines.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(3)	The results of the Flextronics acquisition have been included in the Company’s operations since the September 9, 2005 acquisition date. The Company also recorded $0.8 million related to the write-off of in-process research and development in association with the Flextronics acquisition in the third quarter of 2005.

(4)	In the fourth quarter of 2005, the Company recorded restructuring charges of $3.8 million primarily related to the termination of certain employees related to its fab consolidation plan.

(5)	In the fourth quarter of 2004, the Company recorded restructuring charges of approximately $7.9 million primarily related to the termination of certain employees. The results of the Dspfactory acquisition have been included in the Company’s operations since the November 12, 2004 acquisition date. The Company also recorded $1.5 million related to the write-off of in-process research and development in association with the acquisition of Dspfactory, Ltd.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
      Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES
Controls and Procedures
      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. A material weakness in internal control over financial reporting related to recognition of revenue in the proper period was identified in our Quarterly Report on Form 10-Q for the quarter ended October 1, 2005. This material weakness was not remediated and therefore remained a material weakness in the fourth quarter of 2005. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
      There were no other changes in our internal control over financial reporting, other than described below, during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Management’s Report on Internal Control Over Financial Reporting
      Management’s Report on Internal Control Over Financial Reporting is included on page 42 of this annual report on Form 10-K.
Background and Remediation Actions
      As reported in our Quarterly Report on Form 10-Q for the quarter ended October 1, 2005, we determined a material weakness in internal control over financial reporting existed relating to our ability to recognize revenue in the proper period. We use a freight forwarder as our agent in the United States for shipments arriving from our overseas facilities to be distributed to our customers in the United States. In the quarter ended October 1, 2005, a number of shipments from our overseas facilities were delivered to our freight forwarder at the very end of the fiscal quarter. We arranged for the shipments to be picked up from the freight forwarder before the fiscal quarter-end. The terms and conditions governing the shipments in question required delivery to the customers’ carriers in order for delivery to be completed. It was discovered that the products had not been effectively delivered to the customers’ carriers by the end of the fiscal quarter. As a result, we determined that the revenue associated with these shipments needed to be reversed and recognized in the subsequent quarter. Had this material weakness in our internal control over financial reporting not been identified prior to the reporting date of the Quarterly Report on Form 10-Q for the third quarter of 2005, our revenue and net income would have been overstated by $2.4 million and $1.0 million, respectively. This revenue was properly recognized in the fourth quarter of 2005. Our previously filed financial statements for the first and second fiscal quarters of 2005 were also affected by this material weakness in internal control over financial reporting, however the effect was immaterial for those periods. The prior fiscal year results were not affected by this issue.
      Corrective actions were put in place in the fourth quarter of 2005, including:

•	Updating our terms and conditions of sale, except where stated by contract, to ExWorks for delivery and specified that title and risk of loss passed to the buyer when the goods were made available for pickup by the buyer, or the buyer’s carrier for pickup at the location specified by the seller.

•	Sending notification to our customers of the change in our terms and conditions of sale.

•	Providing training on Incoterms (worldwide standard delivery terms) for certain customer service, logistics and finance personnel.

•	Implementing stricter quarter-end cut-off procedures and more detailed revenue recognition process documentation.
      In the fourth quarter of 2005, pursuant to these terms and conditions, we recognized revenue on shipments that were made available to the buyer but not picked up by the buyer or the buyer’s carrier at our specified location. We subsequently determined that despite updating our terms and conditions of sale for ExWorks shipments, our controls and procedures were not sufficient to ensure that revenue was being recognize in the proper period under U.S. generally accepted accounting principles. We determined that product had to be picked up from our specified location by the buyer’s carrier at a minimum, except where the buyer has affirmatively agreed to our terms and conditions of sale, in order for revenue to be recognized. As a result, we determined that revenue recognized for shipments not picked up by the buyer’s carrier and where the customer did not affirmatively acknowledge our new terms and conditions, needed to be reversed. Had this material weakness in internal control over financial reporting not been identified prior to the reporting date of our Annual Report on Form 10-K, fourth quarter and full year 2005 revenues and net income would have been overstated by $1.8 million and $0.6 million, respectively. This revenue will be recognized in the first quarter of 2006.
      We intend to remediate this material weakness in the first quarter of 2006 by changing our revenue recognition procedures so that at a minimum, shipments must be picked up by the buyer’s carrier in order for revenue to be recognized, even under ExWorks terms. We believe our existing internal control over financial reporting and revenue recognition procedures are effective to enable us to recognize revenue properly under terms and conditions other than ExWorks.

ITEM 9B.	OTHER INFORMATION
      None.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The information required by this item with respect to directors and executive officers is incorporated by reference to our proxy statement for the 2006 annual meeting of stockholders, which we expect to file on or before April 21, 2006.
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

ITEM 11.	EXECUTIVE COMPENSATION
      The information required by this item is incorporated by reference to our 2006 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
      The information required by this item is incorporated by reference to our 2006 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      The information required by this item is incorporated by reference to our 2006 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The information required by this item is incorporated by reference to our 2006 proxy statement.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
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

Date: March 15, 2006
      Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ CHRISTINE KING Christine King	President, Chief Executive Officer and Director (Principal Executive Officer)	March 15, 2006

/s/ DAVID A. HENRY David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2006

/s/ DIPANJAN DEB Dipanjan Deb	Director	March 15, 2006

/s/ COLIN SLADE Colin Slade	Director	March 15, 2006

/s/ WILLIAM N. STARLING, JR. William N. Starling, Jr.	Director	March 15, 2006

/s/ GREGORY L. WILLIAMS Gregory L. Williams	Director	March 15, 2006

/s/ PAUL C. SCHORR IV Paul C. Schorr IV	Director	March 15, 2006

/s/ S. ATIQ RAZA S. Atiq Raza	Director	March 15, 2006

/s/ DAVID STANTON David Stanton	Director	March 15, 2006

/s/ JAMES A. URRY James A. Urry	Director	March 15, 2006

Exhibit Index

Exhibit
No.		Document

3.1		Restated Certificate of Incorporation of AMIS Holdings, Inc., as amended
3.2		Amended and Restated By-Laws of AMIS Holdings, Inc.(4)
4.1		Indenture dated as of January 29, 2003 among AMI Semiconductor, Inc., AMIS Holdings, Inc., AMI Acquisition LLC, AMI Acquisition II LLC and J.P. Morgan Trust Company, N.A.(1)
4.2		Form of Certificate of Common Stock, par value $0.01 per share, of AMIS Holdings, Inc.(2)
10.1		Credit Agreement dated as of December 21, 2000 among the Company, AMIS Holdings, Inc. (formerly named AMI Holdings, Inc.), the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the “Credit Agreement”)(3)
10.2		Global Assignment and Acceptance and Amendment dated as of February 20, 2001 relating to the Credit Agreement(3)
10.3		Amendment No. 2, Waiver and Agreement dated as of February 6, 2002, relating to the Credit Agreement(3)
10.4		Amendment No. 3, Consent, Wavier and Agreement dated as of May 2, 2002, relating to the Credit Agreement(3)
10.5		Amendment No. 4, Waiver and Agreement dated as of September 6, 2002, relating to the Credit Agreement(3)
10.6		Summary of Director Compensation
*10	.7	Amended and Restated Employment Agreement dated as of August 15, 2001 by and between AMIS Holdings, Inc. and Christine King(13)
10.8		First Amended and Restated Shareholders’ Agreement among AMIS Holdings, Inc. and the holders named therein(4)
10.9		Supply Agreement between STMicroelectronics, NV and AMI Semiconductor Belgium BVBA dated June 26, 2002(8)
10.10		Form of warrant held by Merchant Capital, Inc. to purchase shares of common stock of AMIS Holdings, Inc.(8)
10.11		Form of warrant held by Nippon Mining Holdings, Inc. (formerly Japan Energy Electronic Materials, Inc.) to purchase shares of common stock of AMIS Holdings, Inc.(8)
10.12		Agreement dated May 8, 2002 between AMI Semiconductor Belgium BVBA, AMI Semiconductor, Inc. and STMicroelectronics NV for the acquisition of the business of the Mixed Signal Division of Alcatel Microelectronics(8)
10.13		Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco Inc. and Francisco Partners GP, LLC(8)
10.14		Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco, Inc. and TBW LLC(8)
*10	.15	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan(12)
10.16		Form of Indemnification Agreement for directors and executive officers of AMIS Holdings, Inc.(13)
*10	.17	Appendix to the Minutes of the General Shareholders’ Meeting regarding the Appointment of Mr. Walter Mattheus in the Office of Compensated Director of AMI Semiconductor Belgium BVBA dated June 26, 2002(8)
10.18		Assignment and Assumption Agreement dated June 26, 2002 between STMicroelectronics NV and AMI Semiconductor, Inc.; Assignment and Assumption Agreement dated June 26, 2002 between Alcatel Microelectronics NV and AMI Semiconductor, Inc.(14)
*10	.19	Amended and Restated AMIS Holdings, Inc. 2003 Employee Stock Purchase Plan(5)
10.20		Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.13(13)
10.21		Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.14(13)

Exhibit
No.		Document

10.22		Asset Purchase Agreement dated September 9, 2004 among AMI Semiconductor, Inc., Emma Mixed Signal C.V., AMI Semiconductor Canada Company, AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein(5)
10.23		Share Purchase Agreement dated September 9, 2004 among AMI Semiconductor Netherlands B.V., AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein(5)
*10	.24	Key Manager Incentive Plan for 2006
*10	.25	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option)(6)
*10	.26	Key Manager Incentive Plan for 2004, as amended(16)
*10	.27	Key Manager Incentive Plan for 2005(7)
10.28		Amendment No. 1 to the First Amended and Restated Shareholders’ Agreement(15)
10.29		Contract of Lease, as amended(15)
10.30		Memorandum of Agreement, as amended(15)
*10	.31	Terms of Compensation Arrangement with Jon Stoner
*10	.32	Employment Agreement dated as of July 26, 2005 by and between AMIS Holdings, Inc. and Christine King(9)
*10	.33	Terms of Compensation Arrangement with Charlie Lesko
*10	.34	Terms of Compensation Arrangement with David Henry
10.35		Credit Agreement dated as of April 11, 2004, among AMIS Holdings, Inc., AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation as Collateral Agent and Administrative Agent(10)
10.36		Asset Purchase Agreement dated as of September 9, 2005, between AMI Semiconductor, Inc. Emma Mixed Signal C.V., AMI Semiconductor Israel Ltd., AMIS Holdings, Inc. and Flextronics Semiconductor, Inc., Flextronics International USA, Inc., Flextronics Semiconductor Ltd. (UK), Flextronics Semiconductor Ltd., Peripheral Imaging Corporation, KMOS Semiconductor, Inc., and Flextronics Semiconductor Design, Inc.(11)
10.37		Amendment No. 1 Consent, Waiver and Agreement dated August 19, 2005, to the Credit Agreement dated as of April 1, 2005(11)
10.38		Agreement in Principle
21.1		Direct and Indirect Subsidiaries of AMIS Holdings, Inc.
23.1		Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm
31.1		Rule 13a-14(a) Certification of Chief Executive Officer
31.2		Rule 13a-14(a) Certification of Chief Financial Officer
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits to our registration statement on Form S-4 (No. 333-103070) filed on February 10, 2003.

(2)	Incorporated by reference to the exhibits to our registration statement on Form S-1 (No. 333-108028) filed on August 15, 2003.

(3)	Incorporated by reference to the exhibits to our registration statement on Form S-4/ A (No. 333-103070) filed on May 13, 2003.

(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 25, 2004.

(6)	Incorporated by reference to the exhibits to our current report on Form 8-K dated October 1, 2004, filed on February 7, 2005.

(7)	Incorporated by reference to the exhibit to our current report on Form 8-K dated February 16, 2005 filed on February 22, 2005.

(8)	Incorporated by reference to the exhibits to the registration statement on Form S-4/ A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 2, 2003.

(9)	Incorporated by reference to the exhibits to our current report on Form 8-K dated July 26, 2005, filed on August 1, 2005.

(10)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended April 2, 2005.

(11)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended October 1, 2005.

(12)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 27, 2003).

(13)	Incorporated by reference to the exhibits to our registration statement on Form S-1/ A (No. 333-108028) filed on September 18, 2003.

(14)	Incorporated by reference to the exhibits to the registration statement on Form S-4/ A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 13, 2003.

(15)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2005.