Form 10-Q
period 2006-07-01
AMIS HOLDINGS INC
filed 2006-08-03
CIK 1161963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended July 1, 2006
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2006

Common stock, $0.01 par value	87,702,668

AMIS Holdings, Inc.

FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the failure to efficiently operate our manufacturing facilities, availability of required capacity at our key subcontractors, manufacturing underutilization, changes in the conditions affecting our target markets, fluctuations in customer demand, timing and success of new products, competitive conditions in the semiconductor industry, failure to properly operate our manufacturing facilities so as to avoid manufacturing defects and unnecessary scrap, failure to successfully integrate the Flextronics business, loss of key personnel, general economic and political uncertainty, conditions in the semiconductor industry, the other factors identified under “Factors that May Affect Our Business and Future Results” in Part II, Item 1A “Risk Factors” in this quarterly report on Form 10-Q and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including our annual report on Form 10-K for the year ended December 31, 2005. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.
 ii

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2006
	(unaudited)	December 31, 2005
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$108.5	$96.7
Accounts receivable, net	110.2	99.9
Inventories	76.0	64.3
Deferred tax assets	3.5	4.5
Prepaid expenses	22.3	22.9
Other current assets	6.5	8.8

Total current assets	327.0	297.1

Property, plant and equipment, net	203.5	203.8
Goodwill, net	85.0	72.6
Other intangibles, net	88.5	92.5
Deferred tax assets	54.4	50.3
Other long-term assets	20.0	23.4

Total assets	$778.4	$739.7

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.2	$3.2
Accounts payable	45.0	48.8
Accrued expenses and other current liabilities	60.9	62.7
Foreign deferred tax liability	1.9	2.7
Income taxes payable	1.3	0.7

Total current liabilities	112.3	118.1

Long-term debt, less current portion	313.1	314.7
Other long-term liabilities	5.6	8.2

Total liabilities	431.0	441.0

Stockholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	548.3	534.4
Accumulated deficit	(233.5)	(250.0)
Accumulated other comprehensive income and other	31.7	13.4

Total stockholders’ equity	347.4	298.7

Total liabilities and stockholders’ equity	$778.4	$739.7

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended:		Six Months Ended:
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(In millions, except per share data)
Revenue	$150.7	$122.5	$289.3	$238.4
Cost of revenue	82.6	62.3	158.2	124.5

	68.1	60.2	131.1	113.9

Operating expenses:
Research and development	26.8	21.8	50.9	42.7
Marketing and selling	12.6	10.5	23.9	20.2
General and administrative	8.0	6.4	16.5	12.9
Amortization of acquisition-related intangible assets	4.3	1.2	8.4	2.4
Restructuring charges	2.7	1.0	4.8	1.3

	54.4	40.9	104.5	79.5

Operating income	13.7	19.3	26.6	34.4

Other income (expense):
Interest income	1.0	0.5	1.8	1.3
Interest expense	(5.5)	(2.6)	(10.5)	(8.0)
Other income (expense), net	(0.1)	(0.1)	(0.1)	(34.9)

	(4.6)	(2.2)	(8.8)	(41.6)

Income (loss) before income taxes	9.1	17.1	17.8	(7.2)
Provision for (benefit from) income taxes	1.0	5.8	1.3	(7.4)

Net income	$8.1	$11.3	$16.5	$0.2

Basic net income per common share	$0.09	$0.13	$0.19	$0.00

Diluted net income per common share	$0.09	$0.13	$0.18	$0.00

Weighted average number of shares used in calculating basic net income per common share	87.6	85.6	87.2	85.4

Weighted average number of shares used in calculating diluted net income per common share	89.2	87.9	89.2	87.9

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended:
	July 1,	July 2,
	2006	2005
	(In millions)
Cash flows from operating activities
Net income	$16.5	$0.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33.0	25.4
Amortization of deferred financing costs	0.4	0.5
Stock-based compensation expense	3.9	0.1
Write-off of deferred financing costs	—	6.7
Benefit from deferred income taxes	(2.2)	(10.3)
Loss on disposition of property, plant and equipment	0.1	—
Change in value of derivative	(0.7)	—
Changes in operating assets and liabilities:
Accounts receivable	(6.7)	(3.5)
Inventories	(8.8)	(4.4)
Prepaid expenses and other assets	1.5	(8.4)
Accounts payable	(5.7)	(3.0)
Accrued expenses and other liabilities	(4.0)	(14.4)

Net cash provided by (used in) operating activities	27.3	(11.1)
Cash flows from investing activities
Purchases of property, plant and equipment	(17.6)	(14.1)
Deposit on pending purchase of a business	—	(5.0)
Change in restricted cash	—	(1.4)
Change in other assets	(2.0)	(2.2)

Net cash used in investing activities	(19.6)	(22.7)
Cash flows from financing activities
Payments on long-term debt	(1.6)	(254.0)
Proceeds from bank borrowings	—	210.0
Payment of deferred financing costs	(0.1)	(2.9)
Proceeds from derivative transaction	0.6	—
Proceeds from exercise of stock options	1.4	2.1

Net cash provided by (used in) financing activities	0.3	(44.8)
Effect of exchange rate changes on cash and cash equivalents	3.8	(7.3)

Net increase (decrease) in cash and cash equivalents	11.8	(85.9)
Cash and cash equivalents at beginning of period	96.7	161.7

Cash and cash equivalents at end of period	$108.5	$75.8

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
July 1, 2006
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
     The U.S. dollar is the functional currency for the Company’s operations in the Philippines. Remeasurement adjustments that result from the process of remeasuring this entity’s financial statements into U.S. dollars are included in the statements of income.
     Gains and losses from foreign currency transactions, such as those resulting from the settlement of transactions that are denominated in a currency other than a subsidiary’s functional currency, are included in the correlating line of the statements of income. Foreign currency translation did not have a material impact on the statements of income in the three- and six-month periods ended July 1, 2006 or July 2, 2005.
Share-Based Compensation
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation in the financial statements based on their fair values. This statement revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS 123(R) using the modified prospective transition method. Therefore, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the application of SFAS 123(R). The Company elected to use the method available under the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Share-based compensation expense that was recorded in the three- and six-month periods ended July 1, 2006 includes the compensation expense for the share-based payments granted in the current quarter, as well as for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. Management made an estimate of expected forfeitures and is recognizing compensation costs only for equity awards expected to vest, as required by SFAS 123(R).
     As of July 1, 2006, the total compensation cost related to unvested share-based awards granted to employees under the Company’s stock option plans but not yet recognized was approximately $8.8 million, net of estimated forfeitures of $3.2 million. Under SFAS 123(R), an entity may elect either the accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition. The compensation cost related to the Company’s stock option plans is amortized using the straight-line recognition method for options granted after adoption and is adjusted for subsequent changes in estimated forfeitures. Effective January 1, 2006, compensation expense related to the Employee Stock Purchase Plan is being recognized in accordance with SFAS 123(R).
     The Company recorded $2.1 million and $3.9 million of share-based compensation expense for the three- and six-month periods ended July 1, 2006, respectively, and $0.3 million was capitalized as inventory to the following line items of the Statements of Income and Balance Sheet (in millions):

Financial Statement Line	Three months ended	Six months ended	As of
Item	July 1, 2006	July 1, 2006	July 1, 2006

Cost of revenue	$0.3	$0.3
Research and development	$0.8	$1.6
Sales and marketing	$0.3	$0.5
General and administrative	$0.8	$1.5
Inventory			$0.3

*	Amounts may not add due to rounding
     As a result of adopting SFAS 123(R), the Company’s net income is $1.5 million and $2.7 million lower, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three- and six- month period ended July 1, 2006, are both $0.02 and $0.03 lower, respectively, than if the company had continued to account for share-based compensation under APB 25.
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
     In accordance with SFAS 123(R), any cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) will be classified as financing cash flows. There were no excess tax benefits recognized during the three- or six-month periods ended July 1, 2006.
     Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company elected to follow the intrinsic value-based method prescribed by APB 25, and related interpretations in accounting for employee stock-based compensation. Under APB 25, the Company did not record any compensation expense for stock options the Company granted to employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed (which is generally the Company’s policy). Deferred stock-based compensation was recorded when stock options were granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, the Company complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which required the disclosure of pro forma net income or loss and net income or loss per common share as if the Company had expensed the fair value of the options in determining net income or loss.The following table provides pro forma information for the three- and six-month periods ended July 2, 2005 that illustrates the net income (loss) attributable to common stockholders (in millions, except per share data), and net income (loss) per common share as if the fair value method had been adopted under SFAS 123.

	Three Months	Six Months
	Ended:	Ended:
	July 2, 2005	July 2, 2005
Net income as reported	$11.3	$0.2
Less: Share-based compensation expense determined under the fair value method, net of related tax effects	(1.7)	(3.5)

Pro forma net income (loss)	$9.6	$(3.3)

Net income (loss) per common share:
Basic as reported	$0.13	$0.00
Diluted as reported	$0.13	$0.00
Pro forma basic	$0.11	$(0.04)
Pro forma diluted	$0.11	$(0.04)
     In December 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options that were previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00, in anticipation of the adoption of SFAS 123(R). As a result, options to purchase approximately 1.9 million shares of the Company’s stock became exercisable immediately. This acceleration was expected to reduce the pre-tax expense that would have been recognized with respect to stock-based compensation under adoption of SFAS No. 123R by approximately $5.0 million in 2006, $2.7 million in 2007 and $0.9 million in the aggregate for 2008 and 2009.
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

	July 1, 2006	July 2, 2005
Dividend yield	—	—
Volatility	57.0%	67.0%
Risk-free interest rate	5.03%	3.85%
Expected term in years	4.75	6.00
Weighted average fair value of options at grant date	$5.06	$7.35
     Option valuation methods, including Black-Scholes-Merton, require the input of highly subjective assumptions, which are discussed below:
     Expected Term - Options granted generally vest as follows: 25% of the shares will vest on the first anniversary of the vesting commencement date and the remaining 75% will vest proportionately each month over the next 36 months. Options granted expire seven years from the date of grant. Management does not believe that an adequate amount of post-IPO data exists to use the Company’s own historical rate in the valuation. The expected term currently used is calculated using the “shortcut approach” described in SAB 107. Under this approach, the expected term is presumed to be the mid-point between the weighted average vesting date and the end of the contractual term, taking graded vesting into account.
     Expected Volatility - SFAS 123(R) indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. AMIS Holdings, Inc. is a relatively new public company and adequate data does not exist for this time period. Management does not believe that historical stock price volatility accurately reflects option-related volatility as no post-IPO options have been exercised as of July 1, 2006. Therefore, the volatility variable used is a benchmark of other comparable companies’ volatility rates.
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
     Estimated Forfeitures – The forfeiture rate is determined using a weighted average of historical forfeiture rates and approximates 11.7% at July 1, 2006.
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return to reduce diversity in practice. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, this interpretation will have on its results of operations or financial position.
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
Note 2: Stock-Based Benefit Plans
     The Company grants stock options pursuant to its Amended and Restated 2000 Equity Incentive Plan, which was originally adopted on July 29, 2000. Options granted under this plan generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months. Options granted expire seven years from the date of grant. In 2003, the Board of Directors amended and restated the 2000 Equity Incentive Plan and revised the share reserve such that it shall not exceed in the aggregate approximately 11.9 million shares of common stock, plus an annual increase on the first day of each fiscal year during the term of the Plan beginning January 1, 2005 through January 1, 2010, in each case in an amount equal to the lesser of (i) 1.8 million shares, (ii) 2.5% of the number of shares of the common stock outstanding on such date or (iii) an amount determined by the Board of Directors.
     The Company has approximately 1.0 million shares of common stock available for grant for stock options at July 1, 2006 under the Amended and Restated 2000 Equity Incentive Plan. The Company has reserved shares of common stock for issuance for all outstanding options and shares of common stock available for grant under the Amended and Restated 2000 Equity Incentive Plan.

     Stock Option Activity
     A summary of option activity for common stock options is as follows (in millions, except per share amounts):

	Number of		Weighted- average
	Stock Options	Weighted Average	Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value
Balance at December 31, 2005	7.5	$10.40	7.23 years
Options granted	0.2	$8.41
Options exercised	(0.1)	$0.90		$1.3
Options forfeited	(0.1)	$10.76
Options expired	(0.0)	$13.72

Balance at April 1, 2006	7.5	$10.52	7.01 years	$14.2
Options granted	0.1	$9.60
Options exercised	(0.1)	$1.12		$0.8
Options forfeited	(0.1)	$9.46
Options expired	(0.1)	$16.12

Balance at July 1, 2006	7.3	$10.54	6.76 years	$15.2

     The following information relates to common stock options at July 1, 2006:

			Weighted
		Weighted-	Average	Aggregate
	Number (in	Average	Remaining	Intrinsic Value (in
Stock Options:	millions)	Exercise Price	Contractual Life	millions)
Exercisable	4.3	$10.17	7.02 years	$13.9
Vested or expected to vest	6.8	$10.50	6.78 years
Vested during second quarter	0.1	$6.08	7.06 years	$0.6
Unvested at 1/1/06	3.2	$10.68	6.66 years
Unvested at 7/1/06	2.9	$11.09	6.36 years
     The number of options that are expected to vest is all outstanding options less expected forfeitures. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were “in-the-money”. There were approximately 1.9 million outstanding options that were “in the money” as of July 1, 2006.
Employee Stock Purchase Plan
     During 2003, the Company adopted the Amended and Restated Employee Stock Purchase Plan (ESPP) and reserved approximately 2.3 million shares for use under the plan. The plan was amended on February 1, 2005. This plan provides employees the opportunity to purchase common stock of the Company through payroll deductions. Under the plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at 90% of fair market value at the purchase date, which is the last trading date within the applicable six-month offering period. As of July 1, 2006, there were approximately 0.1 million shares available for purchase in this plan.
Note 3: Inventories
     Inventories consist of the following (in millions):

	July 1, 2006	December 31, 2005
Raw materials	$4.7	$4.9
Work-in-process	43.8	40.6
Finished goods	27.5	18.8

	$76.0	$64.3

Note 4: Net Income per Common Share
     Basic net income per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the effect of common stock equivalents, consisting of stock options and warrants, if the effect of their inclusion is dilutive.
     The following table sets forth the computation of basic and diluted net income per common share (in millions):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
Numerator (Basic and Diluted):
Net income	$8.1	$11.3	$16.5	$0.2
Denominator:
Weighted average shares outstanding-basic	87.6	85.6	87.2	85.4
Stock options and warrants (treasury stock method)	1.6	2.3	2.0	2.5

Weighted average shares outstanding-diluted	89.2	87.9	89.2	87.9

     Options to purchase 5.3 million and 2.9 million shares of common stock and warrants to purchase 4.6 million shares of common stock were outstanding at July 1, 2006 and July 2, 2005, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.
     As of July 1, 2006, upon exercise of stock options and the issuance of shares under the employee stock purchase plan, 0.2 million shares of common stock were issued for each plan, respectively.
Note 5: Income Taxes
     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on Management’s analysis of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on projections of taxable income for the remainder of 2006 and for future periods, during the three- and six-month periods ended July 1, 2006, the Company reversed approximately $1.6 million and $3.1 million of the valuation allowance, respectively. Management’s analysis of future taxable income is subject to a wide range of variables, many of which involve estimates and, therefore, the Company’s deferred tax asset may not be ultimately realized in full.
Note 6: Long-Term Debt
     The Company and AMI Semiconductor, Inc., it’s wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan and a revolving credit facility.
     The senior credit facilities consist of a senior secured term loan of $320.0 million and a $90.0 million revolving credit facility. The term loan requires principal payments of $0.8 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on July 1, 2006 was 6.9%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. No amount was outstanding under the revolving credit facility as of July 1, 2006.

     The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of July 1, 2006.
     During January 2005 one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA obtained a letter of credit in association with the planned relocation to a new facility in the Philippines. The letter of credit is for $6.0 million, of which $3.0 million is collateralized with a cash deposit recorded as restricted cash in other assets on the accompanying unaudited condensed consolidated balance sheet. The face value of the letter of credit decreases every six months beginning June 30, 2006 by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The bank issuing the letter of credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA as additional collateral, which had not been done as of July 1, 2006.
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
     As of July 1, 2006, the Company had a net income hedge in the form of a zero-cost foreign exchange collar contract, which ensures conversion of €3.9 million in the third quarter of 2006 at a rate of no less than $1.2602 and no more than $1.3330 per €1, should the weighted averages of euro translation fall outside of that range. As of July 1, 2006, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.
     On June 30, 2006, AMI Semiconductor, Inc. entered into a foreign currency forward contract to sell €39.0 million on October 3, 2006 at a rate of $1.285142 per €1. At July 5, 2006, the existing forward contract to sell €35.0 million on July 5, 2006 at a rate of $1.219817 per €1was offset by a spot contract to buy €35.0 million at a rate of $1.2775 per €1. The net difference of the contracts, or $2.0 million, was recorded in other comprehensive income. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States, affect consolidated accumulative other comprehensive income. All forward contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using forward contract instruments to hedge net investment exposure in foreign subsidiaries. The forward contracts are in Euros and normally have maturities that do not exceed 100 days. At July 1, 2006, the fair value of the foreign currency contract was immaterial to the unaudited condensed consolidated financial statements.
Note 8: Comprehensive Income (Loss)

	For the three months ended:		For the six months ended:
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(in millions)
Net income	$8.1	$11.3	$16.5	$0.2
Gains (losses) related to changes in cumulative translation adjustment	13.2	(7.8)	19.7	(13.2)
Losses related to derivative activity	(1.3)	—	(1.6)	—

Comprehensive income (loss)	$20.0	$3.5	$34.6	$(13.0)

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
     The 2006 restructuring plan involves the termination of certain management and other employees, as well as the potential closure of certain offices. This plan was entered into in order to realign the Company’s resources and locations. The headcount reductions will occur across several departments within the Company. Approximately 19 positions will be eliminated in total. Expenses related to the plan are expected to equal approximately $1.0 million. The Company anticipates that all costs will be incurred during 2006. As of July 1, 2006, total expenses of approximately $0.5 million related to this plan have been recognized, all of which has been paid.
     The 2005 consolidation plan involves the consolidation of the 4-inch fabrication facility in Belgium into the 6-inch fabrication facility in Belgium and the termination of certain employees. The objectives of the plan are to reduce manufacturing costs of the Company and ensure that the assets of the Company are being utilized effectively. The negotiations with the workers’ council are complete with respect to the severance package to be offered, however the number of employees to be terminated is not yet fixed and is dependent upon future business needs. The Company currently estimates the costs related to one-time termination benefits to be approximately $12.0 million. These employees are likely to be located in the Belgian facility. Expenses recognized in 2006 were approximately $3.8 million. Total expenses to date related to this plan were approximately $8.7 million and an accrual of approximately $4.8 million has been included in the accompanying balance sheet as of July 1, 2006. Additional expenses expected to be incurred relating to this plan primarily relate to qualification of products in the 6-inch fabrication facility, equipment relocation costs, and decommissioning and decontamination of the 4-inch fabrication facility. In the aggregate, total expense related to this restructuring plan is expected to be in the range of approximately $23.0 million to $28.0 million, the majority of which will be recorded in 2006. This plan is expected to be complete by the end of the second quarter of 2007.
     The 2004 plan involved the relocation of the Philippine test facility to a larger building and the consolidation of sort operations in the United States and Belgium into the new facility, the move of certain offices to lower cost locations and the termination of certain employees. The objectives of the plan were to increase the competitiveness of the Company, provide future flexibility in the Company’s test operations, and manage costs during a period of end-market weakness. In total, approximately 110 employees in the United States and Belgium were terminated as part of this program. These terminations affected virtually all departments within the Company’s business. All terminated employees were notified in the period in which the charge was recorded. Actual expenses related to the plan totaled approximately $8.8 million as of July 1, 2006. As of July 1, 2006, approximately $9.0 million had been paid out. Approximately $1.3 million of expenses related to this plan were reversed in 2005. Additional expenses expected to be incurred primarily relate to completion bonuses and equipment relocation costs and are expected to be recorded in 2006. This plan is expected to be complete by the end of the third quarter of 2006.
     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees and sales representative firms were notified in the period in which the charge was recorded. Expenses related to the plan totaled approximately $1.7 million, which included $0.6 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of July 1, 2006, approximately $1.0 million had been paid out related to this plan. The remaining accrual relating to the 2003 plan is immaterial to the accompanying balance sheet as of July 1, 2006 and is expected to be paid in 2006. This plan is expected to be complete by the end of 2006.

     Following is a summary of the restructuring accrual relating to the 2006, 2005, 2004 and 2003 plans (in millions):

		Facility
	Severance	Relocation
	Costs	Costs	Total
Balance at December 31, 2005	$4.8	$—	$4.8
Expensed in 2006	2.1	2.7	4.8
Paid in 2006	(3.1)	(1.7)	(4.8)

Balance at July 1, 2006	$3.8	$1.0	$4.8

Note 10: Defined Benefit Plan
     Certain Belgian employees are eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The amount of net periodic benefit cost recognized is as follows (in millions):

	For the three months ended:		For the six months ended:
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Service cost	$0.6	$0.7	$1.1	$1.4
Interest cost	0.3	0.3	0.6	0.6
Expected return on plan assets	(0.6)	(0.4)	(1.1)	(0.8)
Amortization of loss	—	—	—	0.1

Net period benefit cost	$0.3	$0.6	$0.6	$1.3

Note 11: Contingencies
     As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company produced parts for a customer that the customer incorporated into its product and shipped to its customers in 2004. After experiencing a number of product failures, the customer initiated a recall of its product. The Company reached an agreement with the customer for the return of parts in the recalled products for $5.0 million in cash, in exchange for a release for all past and future claims between the customer and the Company. The Company had paid this amount in full as of July 1, 2006. As a result of this, the Company submitted a claim against its professional liability insurance and received consideration of $0.7 million.
Note 12: Segment Reporting
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

     Information about segments (in millions):

	Integrated
	Mixed	Structured
	Signal	Digital
	Products	Products	Total
Three months ended July 1, 2006
Net revenue from external customers	$115.3	$35.4	$150.7
Segment operating income	$9.7	$8.8	$18.5
Six months ended July 1, 2006
Net revenue from external customers	$220.8	$68.5	$289.3
Segment operating income	$20.1	$15.2	$35.3
Three months ended July 2, 2005
Net revenue from external customers	$95.5	$27.0	$122.5
Segment operating income	$13.8	$6.5	$20.3
Six months ended July 2, 2005
Net revenue from external customers	$185.6	$52.8	$238.4
Segment operating income	$23.1	$12.6	$35.7
     Reconciliation of segment information to consolidated financial statements (in millions):

	Three Months Ended		Six Months Ended
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
Total operating income for reportable segments	$18.5	$20.3	$35.3	$35.7
Unallocated amounts:
Share-based compensation expense	(2.1)		(3.9)
Restructuring charges	(2.7)	(1.0)	(4.8)	(1.3)

Operating income	$13.7	$19.3	$26.6	$34.4

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
     A provision for additional purchase price consideration of $8.5 million in common stock was payable in whole or in part upon the achievement of certain revenue milestones in 2005 or 2006. Based on 2005 revenues, the additional purchase consideration had been earned in full, and was paid in common stock on April 12, 2006. In accordance with the provisions of SFAS No. 128, approximately 0.6 million shares have been added to the basic shares outstanding year-to-date computation and 0.3 million shares have been added to the year-to-date computation of diluted shares outstanding at July 1, 2006. Such shares have been calculated using the formula set forth in the asset purchase agreement based on the shares being issuable as of March 15, 2006.
     On September 9, 2005 AMI Semiconductor, Inc., Emma Mixed Signal CV, and AMI Semiconductor Israel, LTD, subsidiaries of the Company, acquired substantially all of the assets and certain liabilities of the semiconductor business of Flextronic International USA, Inc. (the “Flextronics Semiconductor Business”) for approximately $138.5 million in cash plus other liabilities. The purchase price reflects the estimate of restructuring costs, accrued pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company expects to incur associated with this acquisition. Approximately $1.0 million in restructuring costs have been accrued and included in the purchase price to account for the relocation of Flextronics’ San Jose test operations to the Far East. This accrual remains on the accompanying condensed consolidated balance sheet as of July 1, 2006. The final purchase price and resulting allocation are dependent upon Management completing the analysis of assets acquired and liabilities assumed.
Note 14: Subsequent Events
     On July 14, 2006, the Company successfully purchased certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado for approximately $6.0 million in cash. This design center designs specialized, low power audiology integrated circuits used in Starkey’s hearing aids. As part of the acquisition, 20 mixed signal and digital signal processing designers will join the Company. In conjunction with this transaction, the parties entered into a long-term supply agreement whereby the Company will become the principal supplier of products for use in Starkey’s hearing aids.
     On July 28, 2006, the Company entered into an agreement to acquire certain assets and assume certain liabilities of the Ultra Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc. for approximately $21.0 million in cash, plus an adjustment for closing inventory of the business. NanoAmp Solutions specializes in low-voltage and ULP memory and ASIC solutions for the wireless communication, industrial, medical and networking market segments. Under conditions of the proposed sale, to be structured as an asset purchase, the Company will acquire certain assets and assume certain liabilities related to NanoAmp Solutions’ medical SOC business and its ULP 6T SRAM business, which collectively employ approximately 25 people in the United States, Korea and Taiwan. This transaction is expected to close during the third quarter of 2006.

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
Overview
     We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. We have organized our business into two operating segments, integrated mixed signal products and structured digital products, through which we serve our target automotive, medical and industrial markets. Our target markets accounted for 67% of total revenues in the second quarter of 2006. Integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. Structured digital products, which involve the conversion of higher-cost programmable digital logic integrated circuits into lower-cost digital custom integrated circuits, provide us with growth opportunities and digital design expertise, which we use to support the design of system solutions for customers in our target markets.
     When evaluating our business, we generally look at financial measures, such as revenue, gross margins and operating margins. We also use internal tracking measures, such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity has been strong year-to-date in 2006. Capacity utilization was 84% in the second quarter of 2006, compared to 73% in the first quarter. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Our gross margins could be negatively affected in the future if capacity utilization declines. Other key metrics we use to analyze our business include days sales outstanding (DSO) and days of inventory. DSO was 67 days in both the first and second quarters of 2006. Days of inventory decreased to 90 in the second quarter of 2006 compared to 95 days in the first quarter 2006, due to improvement in our delivery performance in the second quarter.
     On September 9, 2005, we completed the purchase of substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. (the “Flextronics Semiconductor Business”) for approximately $138.5 million in cash plus other liabilities (the “Flextronics acquisition”). The Flextronics Semiconductor Business specializes in custom mixed-signal products, imaging sensors and digital application specific integrated circuits, including field programmable gate array conversion products. Results of operations for the first six months of 2006 include this business.
Results of Operations
Three- and six-month periods ended July1, 2006 compared to the three- and six-month periods ended July 2, 2005
Revenue
     Revenue in the second quarter and first six months of 2006 increased 23% and 21% to $150.7 million and $289.3 million, respectively, from $122.5 million and $238.4 million for the second quarter and first six months of 2005, respectively. The increases in revenue were primarily due to the Flextronics acquisition, which accounted for approximately $24.5 million and $47.4 million of revenue in the second quarter and first six months of 2006, respectively. From a market standpoint, the increases were driven primarily by higher revenues in the industrial market.
     Integrated mixed signal revenue for the second quarter and first six months of 2006 increased 21% and 19% to $115.3 million and $220.8 million, respectively, from $95.5 million and $185.6 million in the second quarter and first six months of 2005, respectively. The increases were driven primarily by higher revenue in the industrial market. The second quarter and first six months of 2006 include incremental revenues of $17.6 million and $35.4 million, respectively, from the Flextronics acquisition. During the first six months of 2006, integrated mixed signal saw a decrease in average selling prices and an increase in unit volume sold compared to the first six months of 2005.
     Structured digital products revenue in the second quarter and first six months of 2006 increased 31% and 30% to $35.4 million and $68.5 million, respectively, from $27.0 million and $52.8 million in the second quarter and first six months of 2005, respectively, driven primarily by higher revenue in the communications and industrial markets. The second quarter and first six months of 2006 include incremental revenues of $6.9 million and $12.0 million, respectively, from the Flextronics acquisition. For the first six months of 2006, this segment saw a decrease in average selling prices, but an increase in unit volume sold compared to the first six months of 2005.
     The following table represents our regional revenue:

	Three Months Ended:		Six Months Ended:
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
North America	43.0%	43.0%	41.8%	42.1%
Europe	34.2%	38.7%	34.9%	41.2%
Asia	22.8%	18.3%	23.3%	16.7%

	100.0%	100.0%	100.0%	100.0%

Gross Profit
     Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit was $68.1 million and $131.1 million, or 45.2% and 45.3% of revenue, in the second quarter and first six months of 2006, respectively, compared to $60.2 million and $113.9 million, or 49.1% and 47.8% of revenue, in the second quarter and first six months of 2005, respectively. The decreases in gross profit margin were primarily due to inefficiencies in our test operations resulting from the recently completed relocation to a new facility in the Philippines, as well as higher subcontract assembly costs. During the second quarter of 2006, substantial progress was made in the Philippine test operations and we expect that we will be able to resume a cost effective operation by the end of 2006. Other factors affecting gross profit in the second quarter of 2006 include an unusual yield loss in one of our Belgian fabs, offset by higher than usual margins on our development revenues that we do not expect to continue into the third quarter. In addition, stock compensation expense increased cost of revenue by $0.3 million in the second quarter and first six months of 2006.

Operating Expenses
     The Company began expensing share-based compensation with the adoption of SFAS 123(R) in the first quarter of 2006. As shown in the table below, share-based compensation expense affected several operating expense line items (in millions).

	Three months ended:	Six months ended:
Operating Expense	July 1, 2006	July 1, 2006

Cost of revenue	$0.3	$0.3
Research and development	$0.8	$1.6
Sales and marketing	$0.3	$0.5
General and administrative	$0.8	$1.5

*	Amounts may not foot due to rounding
     Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses were $26.8 million and $50.9 million, or 17.8% and 17.6% of revenue, in the second quarter and first six months of 2006, respectively, compared to $21.8 million and $42.7 million, or 17.8% and 17.9% of revenue, in the second quarter and first six months of 2005, respectively. These increases in research and development expense were due primarily to the incremental expense from the Flextronics acquisition and share-based compensation expense.
     Marketing and selling expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses were $12.6 million and $23.9 million, or 8.4% and 8.3% of revenue, in the second quarter and first six months of 2006, respectively, compared to $10.5 million and $20.2 million, or 8.6% and 8.5% of revenue in the second quarter and first six months of 2005, respectively. These increases were primarily due to incremental expense from the Flextronics acquisition, increased incentive accruals, and share-based compensation expense.
     General and administrative expenses consist primarily of salaries of our administrative staff, professional fees related to audit and tax services and advisory fees for various consulting projects. General and administrative expenses were $8.0 million and $16.5 million, or 5.3% and 5.7% of revenue, in the second quarter and first six months of 2006, respectively, compared to $6.4 million and $12.9 million, or 5.2% and 5.4% of revenue, in the second quarter and first six months of 2005, respectively. These increases were primarily due to increased incentive plan accruals, share-based compensation expense and incremental expense from the Flextronics acquisition. The first six months of 2006 was also affected by increased bad debt reserves.
     Amortization of acquisition-related intangible assets increased to $4.3 million and $8.4 million in the second quarter and first six months of 2006, respectively, compared with $1.2 million and $2.4 million in the second quarter and first six months of 2005, respectively. These increases were due to higher amortization expense related to intangible assets associated with the Flextronics acquisition.
     We recorded $2.7 million and $4.8 million in restructuring charges in the second quarter and first six months of 2006, respectively, compared to $1.0 million and $1.3 million in the second quarter and first six months of 2005, respectively. The amounts charged in the second quarter and first six months of 2006 relate to our 2006 restructuring plan, the consolidation of our Fab 1 into our Fab 2 facility in Belgium and the relocation of our Philippines facility, combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. The amounts recorded in the second quarter and the first six months of 2005 included charges for employee severance and other items as a result of our restructuring program announced in the fourth quarter of 2004. The 2005 program included headcount reductions related to the consolidation of our sort operations in the United States and Belgium to the Philippines, as well as other reductions in force resulting from cost containment measures.

Operating Income
     Operating income decreased to $13.7 million and $26.6 million, or 9.1% and 9.2% of revenue, in the second quarter and first six months of 2006, respectively, compared with $19.3 million and $34.4 million, or 15.8% and 14.4% of revenue, in the second quarter and first six months of 2005, respectively. Operating income in the second quarter and first six months of 2006 included $2.1million and $3.9 million of share-based compensation expense, respectively, which was not recorded in the second quarter and first six months of 2005. Share-based compensation expense is not allocated to our reportable segments. Following is a discussion of operating income by segment.
     Integrated mixed signal products operating income was $9.7 million and $20.1 million, or 8.4% and 9.1% of segment revenue, in the second quarter and first six months of 2006, respectively, compared to $13.8 million and $23.1 million, or 14.4% and 12.4% of segment revenue, in the second quarter and first six months of 2005, respectively. These decreases were primarily attributable to higher manufacturing costs, driven primarily by higher test and subcontract assembly costs and growth in operating expenses exceeding that of revenue, due in part to higher intangible asset amortization.
     Structured digital products operating income increased to $8.8 million and $15.2 million, or 24.8% and 22.2% of segment revenue, in the second quarter and first six months of 2006, respectively, from $6.5 million and $12.6 million, or 24.1% and 23.9% of segment revenue, in the second quarter and first six months of 2005, respectively. These increases in operating income were primarily due to operating income generated by Flextronics’ digital products. These increases were partially offset by lower gross margins due to increased manufacturing costs and an unfavorable product mix.
Net Interest Expense
     Net interest expense for the second quarter and first six months of 2006 was $4.5 million and $8.7 million, respectively, compared with $2.1 million and $6.7 million for the second quarter and first six months of 2005, respectively. These increases in net interest expense were primarily attributable to increased interest expense associated with the addition of $110.0 million to our term loan in September 2005 in connection with the Flextronics acquisition, and higher interest rates, and for the first six months of 2005, partially offset by the tender offer and redemption of our 10 3/4% senior subordinated notes during the first quarter of 2005.
Other Expense
     Other expense for each of the second quarter and first six months of 2006 was $0.1 million, respectively, compared to $0.1 and $34.9 million in the second quarter and first six months of 2005, respectively. Other expense in 2005 included a charge of $28.0 million associated with the tender offer and redemption of our 10 3/4% senior subordinated notes and a charge of $6.7 million for the write-off of deferred financing and other costs associated with our prior senior credit facility and senior subordinated notes.
Income Taxes
     Income tax expense was $1.0 million and $1.3 million in the second quarter and first six months of 2006, respectively, compared with an income tax expense of $5.8 million and a benefit of $7.4 million in the second quarter and first six months of 2005, respectively. The effective tax rate was 10.9% in the second quarter of 2006, compared to 33.9% in the second quarter of 2005. The effective tax rate for the first six months of 2006 was 7.3% and was not a meaningful number for the first six months of 2005. The effective tax rate for the second quarter and first six months of 2005 was affected by an increase of $2.3 million to tax expense in the second quarter as a result of writing down the value of our deferred tax assets to reflect a change in our estimated U.S. statutory rate from 41% to 39%. Excluding this charge, our effective tax rate would have been 20.5% in the second quarter of 2005 and not meaningful for the first six months of 2005. Our effective tax rate in the second quarter and first six months of 2006 was unusually low due, in part, to a high proportion of income in low-tax jurisdictions and a reduction in our valuation allowance for deferred tax assets.
     We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. Based on projections of taxable income for the remainder of 2006 and future periods, we reversed approximately $1.6 million and $3.1 million of the valuation allowance during the second quarter and first six months of 2006, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.
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
     Our senior credit facilities consist of a $320.0 million senior secured term loan and a $90.0 million revolving credit facility. The term loan requires principal payments of $0.8 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The remaining balance of the term loan was $316.3 million as of July 1, 2006. The interest rate on the senior secured term loan on July 1, 2006 was 6.9%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.
     The facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. We were in compliance with these covenants as of July 1, 2006. We anticipate continuing to be in compliance with these covenants in the remaining quarters of 2006.
     We generated $27.3 million in cash from operating activities in the first six months of 2006, compared to using $11.1 million in cash from operating activities in the first six months of 2005. This increase in operating cash flow was primarily due to increased net income in the first six months of 2006, due in part to costs associated with our debt refinancing in the first quarter of 2005.
     Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first six months of 2006 and 2005, we invested in capital equipment in the amounts of $17.6 million and $14.1 million, respectively. See “Capital Expenditures” below. During the first six months of 2005 we paid a deposit of $5.0 million related to our acquisition of the semiconductor division of Flextronics International USA, Inc.
     During the first six months of 2006, we generated net cash from financing activities of $0.3 million, due primarily to the issuance of common stock upon exercise of stock options, offset by payments on long-term debt. During the first six months of 2005, we used net cash from financing activities of $44.8 million, due primarily to lowering our long-term debt by $43.2 million in conjunction with the redemption of our 10 3/4% senior subordinated notes and the refinancing of our senior credit facilities, partially offset by the issuance of common stock upon exercise of stock options.
Capital Expenditures
     During the first six months of 2006, we spent $17.6 million for capital expenditures, compared with $14.1 million in the first six months of 2005. Capital expenditures for the first six months of 2006 focused on renovating Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. We are still incurring expenditures pertaining to our test operations in the Philippines. Other capital expenditures are principally attributed to activities related to the Flextronics acquisition (i.e., building renovations and purchase of testers). Total capital expenditures for 2006 are expected to be approximately eight percent of revenue for the year. Our annual capital expenditures are limited by the terms of our senior credit facilities. We believe we have adequate capacity under our senior credit facilities to make planned capital expenditures.

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
     For contracts that are recognized as milestones are achieved, a typical milestone billing structure is 40% at the start of the project, 40% at the creation of the reticle set and 20% upon delivery of the prototypes. Since up to 40% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, we analyze those billings and the status of in-process design development projects at the end of each reporting period in order to determine that the milestone billings approximate percentage-of-completion on an aggregate basis. We compare each project’s stage with the total level of effort required to complete the project, which we believe is representative of the cost-to-complete method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of our design development process and the billing and recognition of 20% of the project revenue after design development work is complete (which effectively defers 20% of the revenue recognition to the end of the contract), we believe our milestone method approximates the percentage-of-completion method in all material respects.
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
     We state inventories at the lower of cost (using the first-in, first-out method) or market. We determine the cost of inventory by adding an amount representative of manufacturing costs plus a burden rate for general manufacturing overhead to the inventory at major steps in the manufacturing process.
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
Income Taxes
     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount we determine is more likely than not to be realized based on our analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Our analysis of future taxable income is subject to a wide range of variables, many of which involve estimates, and therefore our deferred tax asset may not be ultimately realized. Additionally, utilization of our net operating loss carryforwards may be subject to an annual limitation under the “change of ownership” provisions of the Internal Revenue Code.
Share-Based Compensation
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
     Share-based compensation expense that was recorded in the first six months of 2006 includes the compensation expense for the share-based payments granted in the current year, as well as for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. As of July 1, 2006, the total compensation cost related to unvested share-based awards granted to employees under our stock option plans but not yet recognized was approximately $8.8 million, net of estimated forfeitures of $3.2 million. This expense is expected to be recognized over a weighted average period of 6.36 years.
     The Black-Scholes-Merton valuation model was previously used for our pro forma information required under SFAS 123 and is continued to be used to value any share-based compensation under SFAS 123(R). The compensation cost related to our stock option plan is amortized using the straight-line method and is adjusted for subsequent changes in estimated forfeitures. In accordance with SFAS 123(R), any cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) will be classified as financing cash flows. There were no tax benefits recognized during the first six months of 2006 as a result of our net operating loss carryforwards.
     As a result of adopting SFAS 123(R), our income before income taxes for the three- and six-months ended July 1, 2006, is $2.1 million and $3.9 million lower and net income is $1.5 million and $2.7 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three- and six- month period ended July 1, 2006 are both $0.02 and $0.03 lower, respectively, than if the company had continued to account for share-based compensation under APB 25. To reduce future compensation expense associated with our equity compensation program, the Compensation Committee of our Board of Directors is considering granting restricted stock units and performance shares in the future and granting fewer stock options in 2006 and beyond.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise’s financial statements. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return to reduce diversity in practice. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact, if any, this interpretation will have on our results of operations or financial position.
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
Contractual Obligations and Contingent Liabilities and Commitments
     As of July 1, 2006, other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments, we have no off-balance sheet transactions and we are not a guarantor of any other entities’ debt or other financial obligations. There were no significant changes to our contractual obligations and contingent liabilities and commitments during the first six months of 2006 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.
Outlook
     We expect third quarter 2006 revenue to increase 2% as compared to second quarter 2006 and anticipate third quarter 2006 gross margin to be approximately 45%. We expect operating margin for the third quarter of 2006, excluding anticipated restructuring charges and amortization of acquisition-related intangible assets of approximately $6.6 million to $7.1 million in the aggregate, and pre-tax share-based compensation expense of approximately $2.3 million to $2.5 million, to be approximately 15%. Operating margin is forecasted on a pro-forma basis because we use it as an additional measure of our operating performance and we believe that the excluded charges enhance comparability between current and prior periods. The pro-forma operating margin should not be considered an alternative to operating margin or other consolidated operations data prepared in accordance with accounting principles generally accepted in the United States of America, as indicators of our operating performance or as a measure of liquidity.
     We base this outlook on our review of industry conditions, historical trends, estimates we make based on information from customers, estimates with respect to operational expense and efficiencies, and other factors and information. Should industry conditions, customer demand or other factors change, as often happens in our industry, our results could differ materially from those referenced in this outlook.

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
     We have foreign currency exposure related to our operations in Belgium as well as other foreign locations. This foreign currency exposure, primarily related to Euro-denominated instruments, is due to potential fluctuations in our annual sales and operating costs denominated in foreign currencies as well as exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in Euros and we have exposure related to sales and operating costs increasing or decreasing based on changes in Euro currency exchange rates. We have attempted to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions, pursuant to our policies. During March 2006, we entered into a foreign exchange collar contract, which ensures conversion of €3.9 million in the third quarter of 2006 at a rate of no less than $1.2602 and no more than $1.3330 per €1.
     We also have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct effect on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of July 1, 2006, approximately 68% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of July 1, 2006, would cause a change in consolidated net assets of approximately $18.3 million, primarily due to Euro denominated exposures. We have attempted to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions, pursuant to our policies. On June 30, 2006, AMI Semiconductor, Inc. entered into a foreign currency forward contract to sell €39.0 million on October 3, 2006 at a rate of $1.285142 per €1. At July 5, 2006, the existing forward contract to sell €35.0 million on July 5, 2006 at a rate of $1.219817 per €1was offset by a spot contract to buy €35.0 million at a rate of $1.2775 per €1. The net difference of the contracts, or $2.0 million, was recorded in other comprehensive income on our balance sheet. This contract acts as a hedging instrument to hedge net investment exposure in foreign subsidiaries. The forward contracts are in Euros and normally have maturities that do not exceed 100 days. All derivative contracts we entered into are components of our hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes.
     The fair value of our forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken by 10% against the foreign currencies that are hedged by our forward exchange contracts, the hypothetical value of the contracts would have increased or decreased by approximately $5.0 million at July 1, 2006. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statements of income translation, sales volume and prices and on local currency costs of production. As of July 1, 2006, our analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying cash balances, would not have a material effect on our consolidated financial position, results of operations or cash flows.

     Factors that could affect the effectiveness of our hedging programs include volatility of the currency and interest rate markets, availability of hedging instruments and our ability to accurately project sales, expenses and cash balances. Actual gains and losses in the future may differ materially from our analysis depending on changes in the timing and amount of interest rate and foreign exchange rate movements and our actual exposures and hedges.
     Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $2.1 million in interest expense. We are also subject to interest rate risks on our current cash and cash equivalent balances. For example, if the interest rate on our interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $1.0 million during the second quarter of 2006. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our potential response to such hypothetical conditions. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at July 1, 2006 consisted primarily of investments in money market funds and U.S. agencies.
Item 4: Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of July 1, 2006. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
     There were no changes in our internal control over financial reporting during the quarter ended July 1, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
We could be adversely affected by manufacturing interruptions or reduced yields.

     In 2005, we began relocating our test operations to a new facility in the Philippines and relocated our sort operations in the United States and Belgium to this new facility as well. This project was completed during the first quarter of 2006. However, our current efficiency is not optimum or at the level we have previously achieved. This move has been further complicated by assembly constraints, which in combination with inefficiencies in our test operation has resulted in extended lead times and increased inventories. In addition, the fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. The interruption of manufacturing, including power interruptions, or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, would adversely affect our business. We are also planning to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium by the second quarter of 2007. If we experience delays or other technical or other problems during these moves, our costs, efficiencies and ability to deliver products to customers may be adversely affected and our results of operations could be adversely affected.
Our success depends on efficient utilization of our manufacturing capacity, and a failure could have a material adverse effect on our results of operations and financial condition.
     An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, obsolescence, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. In addition, our capacity utilization for the second half of 2004 declined from the first half of 2004 and that trend continued through 2005. While we have seen an increase in capacity utilization in the first six months of 2006, if this upward trend does not continue, or if we enter another downturn, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.
We rely on packaging subcontractors, which reliance could have a material adverse effect on our results of operations and financial condition.
     Most of our products are assembled in packages prior to shipment. The packaging of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. We outsource our semiconductor packaging to subcontractors, most of which are located in Southeast Asia. In particular, we rely heavily on a single subcontractor for packaging. We depend on these subcontractors to package our devices with acceptable quality and yield levels. During the fourth quarter of 2005, our principal packaging subcontractor experienced capacity constraints, which impacted our ability to ship products to customers during the quarter and negatively affected our revenues. We have taken steps to attempt to guarantee capacity in the future, which caused us to incur additional costs in the first six months of 2006 and which we will continue to incur through the remainder of 2006. Nevertheless, if our subcontractor experiences problems in packaging our semiconductor devices or experiences prolonged quality or yield problems or continued capacity constraints, our operating results would be adversely affected.

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
     The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was affected by this downturn. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004 and remained sluggish throughout 2005. This resulted in lower revenue in 2005 as compared to 2004. While bookings and backlog increased during the first half of 2006, we cannot predict whether this will continue or to what extent business conditions will change in the future. If the soft bookings environment returns, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.
Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders.
     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. In addition, we experienced a decrease in orders in the third and fourth quarters of 2004. Sluggish business conditions continued in 2005 due to general declines in the industry and an above average roll off of old products, particularly in the integrated mixed signal segment, that new product introductions failed to offset. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition. While orders increased in the first half of 2006, we cannot predict whether that increase will be sustained in the future quarters and if it is not, our margins could be adversely affected.
A significant portion of our revenue comes from a relatively limited number of customers and devices, the loss of which could adversely affect our results of operations and financial condition.
     If we lose a major customer or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 625 customers in the twelve-month period ending July 1, 2006, sales to our 20 largest customers represented 50.7% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,645 different products in the twelve-month period ended July 1, 2006, the 111 top selling devices represented 50.1% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of a major customer or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.
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
     During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. Most recently, we relocated our test operations to a new larger facility in the Philippines and transferred our wafer sort operations in Pocatello, Idaho and Oudenaarde, Belgium to that new facility. Total expenses to date related to this restructuring plan totaled approximately $8.8 million, as of July 1, 2006. In addition, on August 17, 2005, we announced a plan to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium. The closure is expected to be completed by the second quarter of 2007. We expect this action to result in restructuring charges in the range of approximately $23.0 million to $28.0 million, of which approximately $2.2 million was recorded in the second quarter of 2006 and $8.7 million to date, with the remainder to be recorded in the rest of 2006 and the first quarter of 2007. In 2004, we eliminated approximately 110 employee positions, recording $7.9 million in related restructuring charges. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges, which could have a material adverse effect on our results of operations or financial condition, if they are large enough.

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
     As of July 1, 2006, we held 88 U.S. patents and 91 foreign patents. We also had over 95 patent applications in progress. By the end of 2006, approximately 3% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.
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
     From time to time we have purchased other businesses or their assets. In November 2004 we acquired substantially all of the assets of Dspfactory Ltd. On September 9, 2005, we purchased substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. for approximately $138.5 million in cash. On July 14, 2006, we acquired certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado for approximately $6.0 million in cash and on July 28, 2006 we entered into an agreement to acquire certain assets and assume certain liabilities of the Ultra Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc. for approximately $21.0 million in cash, plus an adjustment for closing inventory of the business. These, as well as any future acquisitions, are accompanied by risks, including the following:
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
     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $17.6 million during the first six months of 2006, $34.5 million in 2005 and $32.4 million in 2004. Capital expenditures for the first six months of 2006 focused on renovating Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. We are still incurring expenditures pertaining to our test operations in the Philippines being relocated to this new facility. Other capital spending is attributed to activities related to the Flextronics acquisition (i.e., building renovations and purchase of testers). In 2005, these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location as well as for increases in our manufacturing capacity. In 2004, these expenditures were made to expand capacity in our eight-inch fabrication facility, replace equipment and expand our test and design capabilities. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. As of July 1, 2006, we had consolidated indebtedness of approximately $316.3 million. Because of this or other factors, additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.
Our substantial consolidated indebtedness could adversely affect our financial health.
     AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness that is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor, Inc.’s capital stock. As of July 1, 2006, our consolidated indebtedness was approximately $316.3 million and our total consolidated debt as a percentage of total capitalization was 48%. Subject to the restrictions in the senior credit facilities, our subsidiaries and we may incur certain additional indebtedness from time to time.
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
     As a percentage of total revenue, our revenue outside of North America was approximately 57% in the second quarter of 2006. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. International sales and operations are subject to a variety of risks, including:
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
     A significant portion of our revenue and costs are denominated in foreign currencies, including the Euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 23% of our revenue in the second quarter of 2006. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the affect of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.
We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.
     We had 928 employees in Europe as of July 1, 2006, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.
Item 4: Submission of Matters to a Vote of Security Holders
     The Company’s Annual Shareholders’ Meeting was held in Salt Lake City, Utah on Wednesday, May 17, 2006. The following matters were voted on at the meeting:

(i) The following nominees were elected to the Company’s Board of Directors to hold office for a term expiring in 2007:

Nominees	Shares Voted For	Shares Withheld
Dipanjan Deb	65,511,770	18,261,779
Christine King	70,486,884	13,286,665
S. Atiq Raza	81,261,200	2,512,349
Paul C. Schorr, IV	69,755,600	14,017,949
Colin L. Slade	81,263,314	2,510,235
David Stanton	65,985,044	17,788,505
William N. Starling, Jr	79,564,626	4,208,923
James A. Urry	69,470,196	14,303,353
There were no broker non-votes on this matter.
(ii) The Company’s selection of Ernst & Young LLP, independent registered public accounting firm as independent auditors for the fiscal year ending December 31, 2006 was ratified as follows: 83,376,585 shares voted for, 383,238 shares voted against and 13,726 shares abstained. There were no broker non-votes on this matter.
Item 6: Exhibits
(a) Exhibits
10.1	Summary of Compensation Arrangement with David A. Henry

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

Dated: August 3, 2006	By:	/s/ DAVID A. HENRY

David A. Henry
Senior Vice President and Chief Financial Officer