Form 10-Q
period 2006-09-30
AMIS HOLDINGS INC
filed 2006-11-09
CIK 1161963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐      No ☑
     Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2006

Common stock, $0.01 par value	88,007,643

AMIS Holdings, Inc.

Page
Forward Looking Statements	ii
Restatement – Explanatory Note	iii
PART I: FINANCIAL INFORMATION
Item 1: Financial Statements	1
Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations	18
Item 3: Quantitative and Qualitative Disclosures About Market Risk	28
Item 4: Controls and Procedures	29
PART II: OTHER INFORMATION
Item 1: Legal Proceedings	30
Item 1A: Risk Factors	30
Item 6: Exhibits	41
Signatures	42
EXHIBIT 10.1
EXHIBIT 10.2
EXHIBIT 10.3
EXHIBIT 10.4
EXHIBIT 10.5
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1
EXHIBIT 32.2

FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the failure to efficiently operate our manufacturing facilities and to take the actions necessary to increase our gross margins, failure to maintain and improve the quality and effectiveness of our internal controls over financial reporting, the availability of required capacity at our key subcontractors, manufacturing underutilization, changes in the conditions affecting our target markets, fluctuations in customer demand, timing and success of new products, competitive conditions in the semiconductor industry, failure to properly operate our manufacturing facilities so as to avoid manufacturing defects and unnecessary scrap, failure to successfully integrate the Flextronics, Starkey and NanoAmp Solutions businesses, loss of key personnel, general economic and political uncertainty, conditions in the semiconductor industry, the other factors identified under “Factors that May Affect Our Business and Future Results” in Part II, Item 1A “Risk Factors” in this quarterly report on Form 10-Q and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including our annual report on Form 10-K for the year ended December 31, 2005. In light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this quarterly report may not occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

Restatement – Explanatory Note
     AMIS Holdings, Inc. has announced that it intends to restate its consolidated financial statements for the year ended December 31, 2005 and quarterly financial data for each of the first two fiscal quarters of 2006. The determination to restate these financial statements was made by our management in consultation with our Audit Committee on October 25, 2006, as a result of our identification of an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. This error was identified through the operation of our internal control over financial reporting. On November 2, 2006, we concluded that this error was material to our financial statements for the year ended December 31, 2005 and that, as a result, the previously issued financial statements for those periods may no longer be relied on. Our Audit Committee discussed this matter with our independent registered public accounting firm, which concurred with our assessment. The error also had an impact for the first and second fiscal quarters of 2006, but management has determined that such impact is not material to those periods. However, those quarters will also be restated to properly reflect tax expense. Amendments to our report on Form 10-K for the period ending on December 31, 2005 and our reports on Form 10-Q for the periods ending on April 1, 2006 and July 1, 2006 will be filed to reflect these numbers. The following tables set forth the effects of the restatements on our previously reported statements of operations for 2005 and the first two quarters of 2006 (in millions, except per share amounts):

Fiscal year ended:
December 31, 2005
(Restated, Unaudited)
Impact of adjustments to benefit from income taxes	$1.1
Net income-as previously reported	$20.6
Impact of restatement on net income	$1.1
Net income-as restated	$21.7

Basic net income per share-as previously reported	$0.24
Impact of restatement on basic net income per share	$0.01
Basic net income per share-as restated	$0.25

Diluted net income per share-as previously reported	$0.23
Impact of restatement on diluted net income per share	$0.02
Diluted net income per share-as restated	$0.25

	For the three months ended:
	April 1, 2006	July 1, 2006
	(Restated,	(Restated,
	Unaudited)	Unaudited)

Impact of adjustments to provision for income taxes	$0.1	$0.1
Net income-as previously reported	$8.4	$8.2
Impact of restatement on net income	$0.1	$0.1
Net income-as restated	$8.5	$8.3

Basic net income per share-as previously reported	$0.10	$0.09
Impact of restatement on basic net income per share	—	—
Basic net income per share-as restated	$0.10	$0.09

Diluted net income per share-as previously reported	$0.09	$0.09
Impact of restatement on diluted net income per share	$0.01	—
Diluted net income per share-as restated	$0.10	$0.09

iii

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
As described in “Restatement-Explanatory Note” in the forepart of this quarterly report on Form 10-Q, the Company has announced that it intends to restate certain of its consolidated financial statements and related notes.

		December 31, 2005
	September 30, 2006	(Restated,
	(Unaudited)	Unaudited)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$91.5	$96.7
Accounts receivable, net	111.0	99.9
Inventories	75.1	64.3
Deferred tax assets	2.7	4.5
Prepaid expenses	25.3	22.9
Other current assets	9.2	8.8

Total current assets	314.8	297.1

Property, plant and equipment, net	205.1	203.8
Goodwill, net	87.3	72.6
Other intangibles, net	107.1	92.5
Deferred tax assets	54.8	51.4
Other long-term assets	18.8	23.4

Total assets	$787.9	$740.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.2	$3.2
Accounts payable	50.6	48.8
Accrued expenses and other current liabilities	53.0	62.7
Foreign deferred tax liability	1.7	2.7
Income taxes payable	2.5	0.7

Total current liabilities	111.0	118.1

Long-term debt, less current portion	312.3	314.7
Other long-term liabilities	5.4	8.2

Total liabilities	428.7	441.0
Stockholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	551.5	534.4
Accumulated deficit	(223.5)	(248.9)
Accumulated other comprehensive income and other	30.3	13.4

Total stockholders’ equity	359.2	299.8

Total liabilities and stockholders’ equity	$787.9	$740.8

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended:		Nine Months Ended:
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
			(Restated,
			Unaudited)
	(In millions, except per share data)
Revenue	$159.3	$125.6	$448.6	$364.0
Cost of revenue	89.5	64.0	247.7	188.4

	69.8	61.6	200.9	175.6

Operating expenses:
Research and development	27.3	21.2	78.2	63.9
Selling, general and administrative	21.5	19.6	61.9	52.7
Amortization of acquisition-related intangible assets	4.6	2.5	13.0	4.9
In-process research and development	—	0.8	—	0.8
Restructuring charges	1.1	0.2	5.9	1.5

	54.5	44.3	159.0	123.8

Operating income	15.3	17.3	41.9	51.8

Other income (expense):
Interest income	1.0	0.4	2.8	1.7
Interest expense	(5.8)	(3.3)	(16.3)	(11.3)
Other income (expense), net	0.1	—	0.1	(34.9)

	(4.7)	(2.9)	(13.4)	(44.5)

Income before income taxes	10.6	14.4	28.5	7.3
Provision for (benefit from) income taxes	2.0	2.7	3.1	(4.7)

Net income	$8.6	$11.7	$25.4	$12.0

Basic net income per common share	$0.10	$0.14	$0.29	$0.14

Diluted net income per common share	$0.10	$0.13	$0.28	$0.14

Weighted average number of shares used in calculating basic net income per common share	87.8	85.9	87.4	85.6

Weighted average number of shares used in calculating diluted net income per common share	89.5	88.1	89.3	88.0

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended:
	September 30,	October 1,
	2006	2005
	(Restated,
	Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$25.4	$12.0
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	50.4	39.7
Amortization of deferred financing costs	0.6	0.6
Stock-based compensation expense	5.9	0.2
Write-off of deferred financing costs	0.1	6.7
In-process research and development	—	0.8
Benefit from deferred income taxes	(2.4)	(10.0)
Loss on disposition of property, plant and equipment	0.4	—
Change in value of derivative	(2.0)	—
Changes in operating assets and liabilities:
Accounts receivable	(7.8)	(9.9)
Inventories	(6.1)	(7.4)
Prepaid expenses and other assets	(4.2)	(2.3)
Accounts payable	—	(6.2)
Accrued expenses and other liabilities	(7.8)	(8.7)

Net cash provided by operating activities	52.5	15.5
Cash flows from investing activities
Purchases of property, plant and equipment	(30.5)	(20.4)
Change in restricted cash	—	(1.2)
Change in other assets	(4.1)	(2.2)
Purchase of businesses	(27.0)	(136.5)

Net cash used in investing activities	(61.6)	(160.3)
Cash flows from financing activities
Payments on long-term debt	(2.4)	(254.8)
Proceeds from bank borrowings	—	320.0
Payment of deferred financing costs	(0.1)	(4.5)
Proceeds (payment) from derivative transaction	0.7	(0.1)
Proceeds from exercise of stock options	2.6	3.6

Net cash provided by financing activities	0.8	64.2
Effect of exchange rate changes on cash and cash equivalents	3.1	(7.3)

Net decrease in cash and cash equivalents	(5.2)	(87.9)
Cash and cash equivalents at beginning of period	96.7	161.7

Cash and cash equivalents at end of period	$91.5	$73.8

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2006
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
     Gains and losses from foreign currency transactions, such as those resulting from the settlement of transactions that are denominated in a currency other than a subsidiary’s functional currency, are included in the correlating line of the statements of income. Below is a summary of the net effect of foreign currency on each line of the statement of income (in millions):

	Three Months Ended:		Nine Months Ended:
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Revenue	$0.3	$0.4	$(1.0)	$1.6
Cost of revenue	(0.5)	0.6	0.6	1.3
Research and development	0.1	(0.1)	(0.8)	(0.3)
Marketing and selling	—	0.2	(0.1)	0.3
General and administrative	(0.2)	1.5	0.4	1.2

Total	$(0.3)	$(1.8)	$(0.9)	$(0.9)

Share-Based Compensation
     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation in the financial statements based on their fair values. This statement revises Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” and supersedes Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees.” The Company adopted SFAS 123(R) using the modified prospective transition method. Therefore, the Company’s Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 relating to the application of SFAS 123(R). The Company elected to use the method available under the Financial Accounting Standards Board (FASB) Staff Position (FSP) No. 123(R)-3, “Transition Election Related to Accounting for the Tax Effects of Share-Based Payment Awards.” Share-based compensation expense that was recorded in the three- and nine-month periods ended September 30, 2006 includes the compensation expense for the share-based payments granted in the current periods as well as for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123.
     During the third quarter of 2006, the Company implemented a change in its share-based compensation strategy to utilize a combination of stock options, service-based restricted stock units (RSUs) and performance-based RSUs, rather than exclusively offering stock options. On July 31, 2006, the Company granted 366,633 service-based RSUs to key exempt employees and 138,650 performance-based RSUs to a limited number of executive staff. These RSUs are included in the total share-based compensation expense and are discussed in further detail in Note 3. As of September 30, 2006, there were approximately $3.8 million of total unrecognized compensation costs related to RSUs, net of estimated forfeitures of $0.5 million. Compensation expense will be recognized over the vesting period of two to three years from the vesting commencement date using the straight-line method. The projected number of shares that will actually be granted for the performance-based RSUs is evaluated each reporting period and compensation expense is recognized only for those shares. The number of shares that will be granted is calculated by estimating how actual business performance at the end of the measurement period will compare to predetermined performance targets.
     As of September 30, 2006, the total compensation cost related to unvested stock options not yet recognized was approximately $11.7 million, net of estimated forfeitures of $4.3 million. This expense will be recognized over a weighted average period of 6.4 years. Under SFAS 123(R), an entity may elect either the accelerated recognition method or a straight-line recognition method for awards subject to graded vesting based on a service condition. The compensation cost related to the Company’s stock option plans is amortized using the straight-line recognition method for awards granted after adoption and is adjusted for subsequent changes in estimated forfeitures.
     Effective January 1, 2006, compensation expense related to the Employee Stock Purchase Plan (ESPP) is also being recognized in accordance with SFAS 123(R). The total unrecognized compensation expense related to this plan was $0.1 million as of September 30, 2006.
     The Company incurred a total of $2.0 million and $5.9 million for share-based compensation expense for the three- and nine-month periods ended September 30, 2006, respectively. As of September 30, 2006, $0.3 million of the total share based compensation was capitalized as inventory and the remaining expense was recorded to the following line items of the Statements of Income and Balance Sheet (in millions):

	Three months ended:	Nine months ended:	As of
Financial Statement Line Item	September 30, 2006	September 30, 2006	September 30, 2006

Cost of revenue	$0.2	$0.5
Research and development	$0.8	$2.4
Sales and marketing	$0.3	$0.8
General and administrative	$0.7	$2.2
Inventory			$0.3

* Amounts of line items may not add to total expense due to rounding
     As a result of adopting SFAS 123(R), the Company’s net income is $1.2 million and $3.9 million lower for the three- and nine-month periods ended September 30, 2006, respectively, than if it had continued to account for share-based compensation under APB 25. The impact on net income related to the RSUs was not considered because compensation expense would have been required under APB 25 as well. Basic and diluted earnings per share for the three-month period ended September 30, 2006 are $0.01 lower and for the nine-month period ended September 30, 2006, are $0.05 and $0.04 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.
     Share-based compensation expense for options and/or warrants granted to non-employees prior to January 1, 2006 was determined in accordance with SFAS 123 and the Emerging Issues Task Force (EITF) consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The fair value of options or warrants granted to non-employees was re-measured as the underlying options or warrants vested. After January 1, 2006, share-based compensation expense is determined in accordance with SFAS 123(R), in addition to the EITF consensus on Issue No. 96-18. The expense will continue to be recorded at fair value and re-measured periodically.
     In accordance with SFAS 123(R), any cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) will be classified as financing cash flows. There were no excess tax benefits recognized during the three- or nine-month periods ended September 30, 2006.
     Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company elected to follow the intrinsic value-based method prescribed by APB 25, and related interpretations in accounting for employee stock-based compensation. Under APB 25, the Company did not record any compensation expense for stock options the Company granted to employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options, and vesting period are fixed (which is generally the Company’s policy). Deferred stock-based compensation was recorded when stock options were granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, the Company complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which required the disclosure of pro forma net income or loss and net income or loss per common share as if the Company had expensed the fair value of the options in determining net income or loss. The following table provides pro forma information for the three- and nine-month periods ended October 1, 2005 that illustrates the net income attributable to common stockholders (in millions, except per share data), and net income per common share as if the fair value method had been adopted under SFAS 123.

	Three Months	Nine Months
	Ended:	Ended:
	October 1, 2005	October 1, 2005
Net income as reported	$11.7	$12.0
Less: Share-based compensation expense determined under the fair value method, net of related tax effects	(2.2)	(5.7)
Add: Share-based compensation expense included in determination of net income as reported, net of related tax effects	0.1	0.1

Pro forma net income	$9.6	$6.4

Net income per common share:
Basic as reported	$0.14	$0.14
Diluted as reported	$0.13	$0.14
Pro forma basic	$0.11	$0.07
Pro forma diluted	$0.11	$0.07
     In December 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options that were previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00, in anticipation of the adoption of SFAS 123(R). As a result, options to purchase approximately 1.9 million shares of the Company’s stock became exercisable immediately. This acceleration was expected to reduce the pre-tax expense that would have been recognized with respect to stock-based compensation under adoption of SFAS No. 123R by approximately $5.0 million in 2006, $2.7 million in 2007, and $0.9 million in the aggregate for 2008 and 2009.
     The Black-Scholes-Merton valuation model was previously used for the Company’s pro forma information required under SFAS 123 and continues to be used to value any share-based compensation under SFAS 123(R). The Black-Scholes-Merton option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. The fair value of options was estimated at the date of the grant based on the following weighted-average assumptions for options granted during each period:

	For the three months ended:
	September 30, 2006	October 1, 2005
Dividend yield	—	—
Volatility	54.3%	67.0%
Risk-free interest rate	4.9%	4.2%
Expected term in years	4.75	5.50
Weighted average fair value of options at grant date	$4.77	$7.26
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
     Expected Volatility - SFAS 123(R) indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. AMIS Holdings, Inc. is a relatively new public company and adequate data does not exist for this time period. Management does not believe that historical stock price volatility accurately reflects option-related volatility as no post-IPO options have been exercised as of September 30, 2006. Therefore, the volatility variable used is a benchmark of other comparable companies’ volatility rates.
     Expected Dividend – The dividend rate used is zero as the Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company is also restricted from paying dividends under its senior secured credit facilities.
     Risk-Free Interest Rate – The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
     Expected Forfeiture Rate – -Management made an estimate of expected forfeitures and is recognizing compensation costs only for equity awards expected to vest, as required by SFAS 123(R). The estimated forfeiture rate for options is determined using a weighted average of historical forfeiture rates and approximates 12.11% at September 30, 2006. Because RSUs with solely time-based vesting were granted only to exempt employees, the Company estimated the expected forfeiture rate to be 8.5% based on the historical termination rate for exempt employees. For RSUs with both performance-based and time-based vesting, which the Company granted only to twelve key executives, the Company estimated the expected forfeiture rate based on a combination of historical data and subjective judgment. The Company examined the historical forfeiture rate for options held by these key executives, which is approximately 1% and then estimated that one of the twelve executives would leave which produces an expected forfeiture rate of 2.1%.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States, and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, this guidance will have on its results of operations or financial position.
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in the plan’s funded status in comprehensive income in the year in which the changes occur. The standard also requires an employer to measure the funded status of a plan as of the end of the Company’s fiscal year. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. The Company has not yet determined the impact, if any, this guidance will have on its results of operations or financial position.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN 48 clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise’s financial statements. The Standard prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return to reduce diversity in practice. This interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact, if any, this guidance will have on its results of operations or financial position.
     On February 16, 2006, FASB issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company does not expect its adoption of this new standard to have a material impact on its financial position, results of operations, or cash flows.
Note 2: Restatement of Financial Statements
     The Company has announced that it intends to restate its historical consolidated financial statements for the year ended December 31, 2005 and quarterly financial data for each of the first two fiscal quarters of 2006. The determination to restate these financial statements was made by management in consultation with the Company’s Audit Committee on October 25, 2006, as a result of management’s identification of an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. This error was identified through the operation of the Company’s internal control over financial reporting during the third quarter of 2006. The calculation error does not impact any periods prior to the fourth quarter of 2005.
     The statement of income and statement of cash flows for the nine months ended September 30, 2006 are presented as restated as the first and second quarter results of 2006 will be restated and restated amounts are included in the year to date amount.
     The following tables set forth the effects of the restatement on the Company’s previously reported financial statements of operations for 2005 and the first two quarters of 2006 (in millions, except per share amounts):

Fiscal year ended:
December 31, 2005
(Restated, Unaudited)
Impact of adjustments to benefit from income taxes	$1.1
Net income-as previously reported	$20.6
Impact of restatement on net income	$1.1
Net income-as restated	$21.7

Basic net income per share-as previously reported	$0.24
Impact of restatement on basic net income per share	$0.01
Basic net income per share-as restated	$0.25

Diluted net income per share-as previously reported	$0.23
Impact of restatement on diluted net income per share	$0.02
Diluted net income per share-as restated	$0.25

	For the three months ended:
	April 1, 2006	July 1, 2006
	(Restated,	(Restated,
	Unaudited)	Unaudited)

Impact of adjustments to provision for income taxes	$0.1	$0.1
Net income-as previously reported	$8.4	$8.2
Impact of restatement on net income	$0.1	$0.1
Net income-as restated	$8.5	$8.3

Basic net income per share-as previously reported	$0.10	$0.09
Impact of restatement on basic net income per share	—	—
Basic net income per share-as restated	$0.10	$0.09

Diluted net income per share-as previously reported	$0.09	$0.09
Impact of restatement on diluted net income per share	$0.01	—
Diluted net income per share-as restated	$0.10	$0.09

     The following table presents the effect of the restatement on the consolidated balance sheet for 2005 (in millions):

	As Previously
Selected Balance Sheet Data at December 31, 2005	Reported	Adjustments	As Restated

Deferred tax assets (long-term)	$50.3	$1.1	$51.4
Total assets	$739.7	$1.1	$740.8

Accumulated deficit	$(250.0)	$1.1	$(248.9)
Total stockholders’ equity	$298.7	$1.1	$299.8
Total liabilities and stockholders’ equity	$739.7	$1.1	$740.8

     The restatement had no net effect on operating cash flows for 2005 or on the six months ended July 1, 2006. The following table presents the effect to the individual line items within operating cash flows on the consolidated statements of cash flows for 2005 and for the six months ended July 1, 2006 (in millions):

	Six months ended:		Fiscal year ended:
Selected Cash Flow Data	July 1, 2006		December 31, 2005
	As Previously		As Previously
	Reported	As Restated	Reported	As Restated

Net income	$16.5	$16.7	$20.6	$21.7
Benefit from deferred income taxes	(2.2)	(2.4)	(3.4)	(4.5)
Note 3: Stock-Based Benefit Plans
     The Company grants stock options and RSUs pursuant to its Amended and Restated 2000 Equity Incentive Plan, which was originally adopted on July 29, 2000. In 2003, the Board of Directors amended and restated the 2000 Equity Incentive Plan and revised the share reserve such that it shall not exceed in the aggregate approximately 11.9 million shares of common stock, plus an annual increase on the first day of each fiscal year during the term of the Plan beginning January 1, 2005 through January 1, 2010, in each case in an amount equal to the lesser of (i) 1.8 million shares, (ii) 2.5% of the number of shares of the common stock outstanding on such date, or (iii) an amount determined by the Board of Directors.
     The Company has approximately 4.9 million shares of common stock available for grant at September 30, 2006 under the Amended and Restated 2000 Equity Incentive Plan. The Company has reserved shares of common stock for issuance for all outstanding awards and shares of common stock available for grant under the Amended and Restated 2000 Equity Incentive Plan.

Stock Options
     Options granted under the 2000 Equity Incentive Plan generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months. Options granted expire seven years from the date of grant.
Stock Option Activity
     A summary of option activity for common stock options is as follows (in millions, except per share amounts):

	Number of		Weighted- average
	Stock Options	Weighted Average	Remaining	Aggregate Intrinsic
	Outstanding	Exercise Price	Contractual Life	Value
Balance at December 31, 2005	7.5	$10.40	7.23 years
Options granted	0.2	$8.41
Options exercised	(0.1)	$0.90		$1.3
Options forfeited	(0.1)	$10.76
Options expired	(0.0)	$13.72

Balance at April 1, 2006	7.5	$10.52	7.01 years	$14.2
Options granted	0.1	$9.60
Options exercised	(0.1)	$1.12		$0.8
Options forfeited	(0.1)	$9.46
Options expired	(0.1)	$16.12

Balance at July 1, 2006	7.3	$10.54	6.76 years	$15.2
Options granted	1.3	$9.38
Options exercised	(0.2)	$0.91		$1.4
Options forfeited	(0.1)	$9.74
Options expired	(0.1)	$14.45

Balance at September 30, 2006	8.2	$10.53	6.56 years	$12.8

     The following information relates to common stock options at September 30, 2006:

			Weighted Average
	Number (in	Weighted-Average	Remaining	Aggregate Intrinsic
Stock Options:	millions)	Exercise Price	Contractual Life	Value (in millions)

Exercisable	4.8	$10.55	6.68 years	$12.0
Vested or expected to vest	7.6	$10.54	6.57 years
Vested during third quarter	0.7	$11.09	5.98 years	$0.3
Unvested at 1/1/06	3.2	$10.68	6.66 years
Unvested at 9/30/06	3.4	$10.49	6.40 years
     The number of options that are expected to vest is all outstanding options less expected forfeitures. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were “in-the-money”. There were approximately 2.8 million outstanding options that were “in the money” as of September 30, 2006.
Restricted Stock Units
     The Company grants RSUs that vest over time solely based on continuous service as well as RSUs that vest based on a combination of service-based and performance-based requirements. The Company measures the fair value of the RSUs based upon the market price of the underlying common stock as of the date of grant.
     The service-based RSUs vest over a period of two to three years. For the RSUs with a two-year vesting period, one-third of the amount of the grant vests on the grant date, with another third vesting on each of the first and second anniversaries of the grant date. For those with a three-year vesting period, one-

third of the grant vests on each of the first, second, and third anniversaries of the grant date. The initial service-based RSUs were granted during the third quarter of 2006 to key exempt employees.
     The performance-based RSUs issued in the third quarter of 2006 will begin service-based vesting based on the achievement of performance goals for the six-month period ending on December 31, 2006. If at least the minimum performance goals are achieved, the RSUs will begin service-based vesting with respect to a specified number of shares ranging from 50% to 125% of the target number of shares. One-third of the performance-based RSUs granted will vest on March 1, 2007, the vesting commencement date, and an additional one-third of the shares will vest on each of the first and second anniversaries of the vesting commencement date.
Restricted Stock Unit Activity

Weighted
	Number of		Average
	RSUs	Weighted	Remaining	Aggregate
	Outstanding (in	Average Grant	Contractual	Intrinsic Value
	millions)	Date Fair Value	Life	(in millions)

Nonvested Balance at July 1, 2006	—	—
RSUs awarded	0.5	$9.38
RSUs vested	—	—
RSUs forfeited	—	—

Nonvested Balance at September 30, 2006	0.5	$9.38	1.61 years	$4.8

Expected to vest	0.4	$9.38	1.53 years	$3.9
Employee Stock Purchase Plan
     During 2003, the Company adopted the Amended and Restated Employee Stock Purchase Plan (ESPP) and reserved approximately 2.3 million shares for use under the plan. The plan was amended on February 1, 2005. This plan provides employees the opportunity to purchase common stock of the Company through payroll deductions. Under the plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at 90% of fair market value at the purchase date, which is the last trading date within the applicable six-month offering period. As of September 30, 2006, there were approximately 0.1 million shares available for purchase in this plan.
Note 4: Inventories
     Inventories consist of the following (in millions):

	September 30, 2006	December 31, 2005

Raw materials	$5.3	$4.9
Work-in-process	43.6	40.6
Finished goods	26.2	18.8

	$75.1	$64.3

Note 5: Net Income per Common Share
     Basic net income per common share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the effect of common stock equivalents, consisting of stock options, RSUs and warrants, if the effect of their inclusion is dilutive.

     The following table sets forth the computation of basic and diluted net income per common share (in millions):

	Three Months Ended:		Nine Months Ended:
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005
			(restated)

Numerator (Basic and Diluted):
Net income	$8.6	$11.7	$25.4	$12.0
Denominator:
Weighted average shares outstanding-basic	87.8	85.9	87.4	85.6
Stock options, RSUs and warrants (treasury stock method)	1.7	2.2	1.9	2.4

Weighted average shares outstanding-diluted	89.5	88.1	89.3	88.0

     Options to purchase 5.3 million and 2.9 million shares of common stock and warrants to purchase 4.6 million shares of common stock were outstanding at September 30, 2006 and October 1, 2005, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.
     As of September 30, 2006, upon exercise of stock options and the issuance of shares under the employee stock purchase plan, 0.4 million and 0.3 million shares of common stock were issued, respectively.
Note 6: Income Taxes
     Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on management’s analysis of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on projections of taxable income for the remainder of 2006 and for future periods, during the three- and nine-month periods ended September 30, 2006, the Company reversed approximately $1.6 million and $4.7 million of the valuation allowance, respectively. Management’s analysis of future taxable income is subject to a wide range of variables, many of which involve estimates and, therefore, the Company’s deferred tax asset may not be ultimately realized in full.
Note 7: Long-Term Debt
     The Company and AMI Semiconductor, Inc., its wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan and a revolving credit facility.
     The senior credit facilities consist of a senior secured term loan of $320.0 million and a $90.0 million revolving credit facility. The term loan requires principal payments of $0.8 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on September 30, 2006 was 6.8%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. No amount was outstanding under the revolving credit facility as of September 30, 2006.
     The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of September 30, 2006.
     During January 2005 one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA, obtained a letter of credit in association with the planned relocation to a new facility in the Philippines. The letter of credit is for $6.0 million, of which $3.0 million was collateralized with a cash deposit recorded as restricted cash. The face value of the letter of credit decreases every six months beginning June 30, 2006 by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The cash deposit of $3.0 million has been reduced by $0.2 million and amounts to $2.8 million as of September 30, 2006, which is included in other current and long-term assets. The bank issuing the letter of credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA, as additional collateral, which had not been done as of September 30, 2006.
Note 8: Financial Instruments
     The Company is exposed to various financial risks including foreign currency exchange rates, interest rate and securities price risks. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies.
     As of September 30, 2006, the Company had a net income hedge in the form of a zero-cost foreign exchange collar contract, which ensures conversion of €4.5 million in the fourth quarter of 2006 at a rate of no less than $1.2460 and no more than $1.3134 per €1, should the weighted averages of euro translation fall outside of that range. As of September 30, 2006, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.
     On September 29, 2006, AMI Semiconductor, Inc. entered into a foreign currency forward contract to sell €40.0 million on January 3, 2007 at a rate of $1.27398 per €1. As of September 30, 2006, the existing forward contract to sell €39.0 million on October 3, 2006 at a rate of $1.285142 per €1 was offset by a spot contract to buy €39.0 million at a rate of $1.2682 per €1. The net difference of the contracts, or $0.7 million, was recorded in other comprehensive income on the accompanying unaudited condensed consolidated balance sheet. The Company uses forward contracts to hedge those net assets and liabilities that, when remeasured according to accounting principles generally accepted in the United States, affect consolidated accumulative other comprehensive income.
     All forward and collar contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using costless collar instruments to hedge anticipated Euro denominated net income and forward contract instruments to hedge net investment exposure in foreign subsidiaries. The forward and collar contracts are in euros and normally have maturities that do not exceed 100 days. At September 30, 2006, the fair value of the existing foreign currency contracts was immaterial to the accompanying unaudited condensed consolidated financial statements.
Note 9: Comprehensive Income

	For the three months ended:		For the nine months ended:
			September 30,
	September 30,	October 1,	2006	October 1,
	2006	2005	(Restated)	2005

		(in millions)

Net income	$8.6	$11.7	$25.4	$12.0
Unrealized gains (losses) related to changes in cumulative translation adjustment	(1.9)	6.0	17.7	(7.0)
Unrealized gains (losses) related to derivative activity	0.4	(0.1)	(1.1)	(0.1)

Comprehensive income	$7.1	$17.6	$42.0	$4.9

Note 10: Restructuring and Impairment Charges
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

     The 2006 restructuring plan involved the termination of certain management and other employees, as well as the potential closure of certain offices. This plan was entered into in order to realign the Company’s resources and locations. The original estimated expense of $1.0 million was decreased to $0.6 million during the third quarter as there is no longer any intention to close any offices related to this plan. Terminations occurred across several departments within the Company. As of September 30, 2006, total expenses of approximately $0.6 million related to this plan have been recognized, all of which has been paid. The Company does not expect any other material expense to be incurred in relation to this plan.
     The 2005 consolidation plan involves the consolidation of the 4-inch fabrication facility in Belgium into the 6-inch fabrication facility in Belgium and the termination of certain employees. The objectives of the plan are to reduce manufacturing costs of the Company and ensure that the assets of the Company are being utilized effectively. The negotiations with the workers’ council are complete with respect to the severance package to be offered, however the number of employees to be terminated is not yet fixed and is dependent upon future business needs. The Company currently estimates the costs related to one-time termination benefits to be approximately $9.0 million. These employees are likely to be located in the Belgian facility. Expenses recognized year-to-date in 2006 were approximately $4.7 million. Total expenses to date related to this plan were approximately $9.6 million with approximately $6.1 million being paid. An accrual of approximately $3.5 million for additional severance and consolidation expenses has been included in the accompanying balance sheet as of September 30, 2006. Approximately $0.3 million of expenses related to this plan have been reversed in 2006. Additional expenses expected to be incurred relating to this plan primarily relate to qualification of products in the 6-inch fabrication facility, equipment relocation costs, and decommissioning and decontamination of the 4-inch fabrication facility. In the aggregate, total expense related to this restructuring plan is expected to be in the range of approximately $20.0 million to $23.0 million, which will be recorded in the remainder of 2006 and 2007. This plan is expected to be complete by the end of 2007.
     The 2004 plan involved the relocation of the Philippine test facility to a larger building and the consolidation of sort operations in the United States and Belgium into the new facility, the move of certain offices to lower cost locations and the termination of certain employees. The objectives of the plan were to increase the competitiveness of the Company, provide future flexibility in the Company’s test operations, and manage costs during a period of end-market weakness. In total, approximately 110 employees in the United States and Belgium were terminated as part of this program. These terminations affected virtually all departments within the Company’s business. Actual expenses related to the plan totaled approximately $9.0 million as of September 30, 2006. As of September 30, 2006, approximately $9.2 million had been paid out. Approximately $1.5 million of expenses related to this plan were reversed in 2005. Additional expenses of $0.5 million that primarily relate to severance, completion bonuses and equipment relocation costs are expected to be incurred in 2006. This plan is expected to be complete by the 2006.
     The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees and sales representative firms were notified in the period in which the charge was recorded. Expenses related to the plan total approximately $1.8 million to date, which includes $0.6 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of September 30, 2006, approximately $1.3 million had been paid out related to this plan. The remaining accrual relating to the 2003 plan is immaterial to the accompanying balance sheet as of September 30, 2006 and is expected to be paid in 2006. This plan is expected to be complete by the end of 2006.
     Following is a summary of the restructuring accrual relating to the 2006, 2005, 2004 and 2003 plans (in millions):

		Facility
	Severance	Relocation
	Costs	Costs	Total

Balance at December 31, 2005	$4.8	$—	$4.8
Expensed in 2006	2.4	3.8	6.2
Paid in 2006	(4.8)	(2.4)	(7.2)
Reversed in 2006	(0.3)	$—	$(0.3)

Balance at September 30, 2006	$2.1	$1.4	$3.5

Note 11: Defined Benefit Plan
     Certain Belgian employees are eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The amount of net periodic benefit cost recognized is as follows (in millions):

	For the three months ended:		For the nine months ended:
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

Service cost	$0.6	$0.7	$1.7	$2.1
Interest cost	0.3	0.3	0.9	0.9
Expected return on plan assets	(0.6)	(0.4)	(1.7)	(1.2)
Amortization of loss	—	—	—	0.1

Net period benefit cost	$0.3	$0.6	$0.9	$1.9

Note 12: Contingencies
     As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2005, the Company produced parts for a customer that the customer incorporated into its product and shipped to its customers in 2004. After experiencing a number of product failures, the customer initiated a recall of its product. The Company reached an agreement with the customer for the return of parts in the recalled products for $5.0 million in cash, in exchange for a release for all past and future claims between the customer and the Company. The Company had paid this amount in full as of September 30, 2006. As a result of this, the Company submitted a claim against its professional liability insurance and received consideration of $0.7 million.
Note 13: Segment Reporting
     The Company has two reportable segments: Integrated Mixed Signal Products and Structured Digital Products. Each segment is composed of product families with similar technological requirements.
     Information about segments (in millions):

	Integrated	Structured
	Mixed Signal	Digital
	Products	Products	Total

Three months ended September 30, 2006
Net revenue from external customers	$124.5	$34.8	$159.3
Segment operating income	$11.3	$7.1	$18.4
Nine months ended September 30, 2006
Net revenue from external customers	$345.3	$103.3	$448.6
Segment operating income	$31.4	$22.3	$53.7
Three months ended October 1, 2005
Net revenue from external customers	$98.8	$26.8	$125.6
Segment operating income	$11.1	$6.3	$17.4
Nine months ended October 1, 2005
Net revenue from external customers	$284.5	$79.5	$364.0
Segment operating income	$34.2	$19.0	$53.2

Reconciliation of segment information to consolidated financial statements (in millions):

	Three Months Ended:		Nine Months Ended:
	September	October 1,	September	October 1,
	30, 2006	2005	30, 2006	2005

Total operating income for reportable segments	$18.4	$17.4	$53.7	$53.2
Unallocated amounts:

Share-based compensation expense	(2.0)	—	(5.9)	—

Restructuring charges	(1.1)	(0.1)	(5.9)	(1.4)

Operating income	$15.3	$17.3	$41.9	$51.8

Note 14: Acquisitions
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
     A provision for additional purchase price consideration of $8.5 million in common stock was payable in whole or in part upon the achievement of certain revenue milestones in 2005 or 2006. Based on 2005 revenues, the additional purchase consideration had been earned in full, and was paid in common stock on April 12, 2006. In accordance with the provisions of SFAS No. 128, approximately 0.7 million shares have been added to the basic shares outstanding year-to-date computation at September 30, 2006. Such shares have been calculated using the formula set forth in the asset purchase agreement based on the shares being issuable as of March 15, 2006.
Flextronics International USA, Inc.
     On September 9, 2005 AMI Semiconductor, Inc., Emma Mixed Signal CV, and AMI Semiconductor Israel, LTD, subsidiaries of the Company, acquired substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA, Inc. (the “Flextronics Semiconductor Business”) for approximately $138.5 million in cash plus other liabilities. The purchase price reflects the estimate of restructuring costs, accrued pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company expects to incur associated with this acquisition. An accrual for approximately $0.1 million in restructuring costs remains on the accompanying condensed consolidated balance sheet as of September 30, 2006 for the relocation of Flextronics’ San Jose test operations to the Far East.
     The following is a summary of the preliminary and final Flextronics Acquisition purchase price (in millions):

	Preliminary	Final
Cash paid to Flextronics International USA Inc.	$138.5	$138.5
Acquisition-related expenses	6.0	5.4
Receivable from Flextronics for a working capital adjustment	(5.2)	(5.2)
Exit-related liability costs	1.4	1.1
Operating liabilities assumed (including accounts payable, deferred revenue and other current liabilities)	7.7	7.2

Total purchase price	$148.4	$147.0

     The following table sets forth the preliminary and final allocations of the total consideration paid in the Flextronics Acquisition. The adjustments to the allocation of the purchase price resulted primarily from adjustments of the value of acquisition related intangibles and goodwill and adjustments to the estimated acquisition-related expenses to reflect actual costs incurred.

	Preliminary	Final

Trade accounts receivable, net	$10.7	$10.7
Inventory, net	4.2	4.2
Deferred costs	1.2	1.2
Deferred tax asset	3.6	2.2
Other current assets	0.4	0.4
Property, plant and equipment	4.4	4.4
Acquisition-related intangible assets	65.2	65.2
In-process research and development	0.8	0.8
Goodwill	57.9	57.9

Total purchase price allocated	$148.4	$147.0

Starkey Laboratories
     On July 14, 2006, the Company purchased certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado, for approximately $6.0 million in cash. This design center designs specialized, low power audiology integrated circuits used in Starkey’s hearing aids. As part of the acquisition, approximately 20 mixed signal and digital signal processing designers joined the Company. In conjunction with this transaction, the parties entered into a long-term supply agreement whereby the Company will become the principal supplier of products for use in Starkey’s hearing aids.
     The following is a summary of the preliminary allocation of the purchase price of Starkey Laboratories’ integrated circuit design center (in millions):

Acquisition-related intangible assets	$6.2
Other current liabilities	(0.2)

Total purchase price allocated	$6.0

     The final purchase price and resulting allocation is dependent upon management completing the analysis of liabilities assumed.
NanoAmp Solutions, Inc.
     On September 8, 2006, the Company acquired certain assets and assumed certain liabilities of the Ultra Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc. for approximately $21.0 million in cash, plus an adjustment for closing inventory of the business, which is expected to be determined by the end of 2006. NanoAmp Solutions specializes in low-voltage and ULP memory and ASIC solutions for the wireless communication, industrial, medical and networking market segments. Under conditions of the sale, structured as an asset purchase, the Company gained approximately 25 employees in the United States, Korea and Taiwan.
     The following is a summary of the preliminary allocation of the purchase price of NanoAmp Solutions (in millions):

Inventory, net	$2.0
Property, plant and equipment	0.3
Deferred tax asset	0.3
Acquisition-related intangible assets	16.7
Goodwill	2.7
Other current liabilities	(1.0)

Total purchase price allocated	$21.0

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
Restatement of Financial Statements
     We have announced that we intend to restate our consolidated financial statements for the year ended December 31, 2005 and quarterly financial data for each of the first two fiscal quarters of 2006. The determination to restate these financial statements was made by our management in consultation with our Audit Committee on October 25, 2006, as a result of our identification of an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. This error was identified through the operation of our internal control over financial reporting during the third quarter of 2006. On November 2, 2006, our management concluded that this error was material to our financial statements for the year ended December 31, 2005 and that, as a result, the previously issued financial statements for those periods may no longer be relied on. Our Audit Committee discussed this matter with our independent registered public accounting firm, which concurred with our assessment. The error also had an impact for the first and second fiscal quarters of 2006, but management has determined that such impact is not material to those periods. However, those quarters will also be restated to properly reflect tax expense. Amendments to our report on Form 10-K for the period ending on December 31, 2005 and our reports on Form 10-Q for the periods ending on April 1, 2006 and July 1, 2006 will be filed to reflect these restated numbers.
     The following tables set forth the effects of the restatements on the Company’s previously reported financial statements of operations for 2005 and the first two quarters of 2006 (in millions, except per share amounts):

Fiscal year ended:
December 31, 2005
(Restated,
Unaudited)
Impact of adjustments to benefit from income taxes	$1.1
Net income-as previously reported	$20.6
Impact of restatement on net income	$1.1
Net income-as restated	$21.7

Basic net income per share-as previously reported	$0.24
Impact of restatement on basic net income per share	$0.01
Basic net income per share-as restated	$0.25

Diluted net income per share-as previously reported	$0.23
Impact of restatement on diluted net income per share	$0.02
Diluted net income per share-as restated	$0.25

	For the three months ended:
	April 1, 2006	July 1, 2006
	(Restated,	(Restated,
	Unaudited)	Unaudited)

Impact of adjustments to provision for income taxes	$0.1	$0.1
Net income-as previously reported	$8.4	$8.2
Impact of restatement on net income	$0.1	$0.1
Net income-as restated	$8.5	$8.3

Basic net income per share-as previously reported	$0.10	$0.09
Impact of restatement on basic net income per share	$0.01	—
Basic net income per share-as restated	$0.10	$0.09

Diluted net income per share-as previously reported	$0.09	$0.09
Impact of restatement on diluted net income per share	$0.01	—
Diluted net income per share-as restated	$0.10	$0.09

Overview
     We are a leader in the design and manufacture of customer specific integrated analog mixed signal semiconductor products. We focus on the automotive, medical and industrial markets, which have many products with significant real world, or analog, interface requirements. We have organized our business into two operating segments, integrated mixed signal products and structured digital products, through which we serve our target automotive, medical and industrial markets. Our target markets accounted for 68% of total revenues in the third quarter of 2006. Integrated mixed signal products combine analog and digital functions on a single chip to form a customer defined system-level solution. Structured digital products, which include among other capabilities, the conversion of higher-cost programmable digital logic integrated circuits into lower-cost digital custom integrated circuits, provide us with growth opportunities and digital design expertise, which we use to support the design of system solutions for customers in our target markets.
     When evaluating our business, we generally look at financial measures, such as revenue, gross margins and operating margins. We also use internal tracking measures, such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity has been strong year-to-date in 2006 though design wins in the third quarter slowed from the pace set in the first half of 2006. Our opportunity pipeline remains strong however, and we expect design wins to return to the pace of the first half of the year in the fourth quarter. Capacity utilization was 78% in the third quarter of 2006, compared to 84% in the second quarter. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Our gross margins decreased in the third quarter and could be negatively affected in the future if capacity utilization continues to decline. Other key metrics we use to analyze our business include days sales outstanding (DSO) and days of inventory. DSO was 63 days in the third quarter of 2006, down 4 days sequentially. Days of inventory decreased to 82 in the third quarter of 2006, down 8 days sequentially, due to operational improvements and record revenues in the third quarter.
     On September 9, 2005, we completed the purchase of substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. (the “Flextronics Semiconductor Business”) for approximately $138.5 million in cash plus other liabilities (the “Flextronics acquisition”). The Flextronics Semiconductor Business specializes in custom mixed-signal products, imaging sensors and digital application specific integrated circuits, including field programmable gate array conversion products. Results of operations for the first nine months of 2006 include this business. Results from operations for the third quarter and first nine months of 2005 include this business as of the acquisition date.
     On July 14, 2006, we purchased certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado for approximately $6.0 million in cash. This design center designs specialized, low power audiology integrated circuits used in Starkey’s hearing aids. Results of operations for the third quarter of 2006 include this business as of the acquisition date.

     On September 8, 2006, we acquired certain assets and assumed certain liabilities of the Ultra Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc. for approximately $21.0 million in cash, plus an adjustment for closing inventory of the business. NanoAmp Solutions specializes in low-voltage and ULP memory and ASIC solutions for the wireless communication, industrial, medical and networking market segments. Results of operations for the third quarter of 2006 include this business as of the acquisition date.
Results of Operations
Three- and nine-month periods ended September 30, 2006 compared to the three- and nine-month periods ended October 1, 2005
Revenue
     Revenue in the third quarter and first nine months of 2006 increased 27% and 23% to $159.3 million and $448.6 million, respectively, from $125.6 million and $364.0 million for the third quarter and first nine months of 2005, respectively. The increases in revenue were due in part to the Flextronics acquisition, which accounted for approximately $22.3 million and $69.7 million of revenue in the third quarter and first nine months of 2006, respectively. The Starkey and NanoAmp Solutions acquisitions also increased revenue by $1.4 million in the third quarter of 2006. In the third quarter and first nine months of 2005, only $3.7 million in revenue was recognized from the Flextronics acquisition, as it closed on September 9, 2005. Organic revenue in the third quarter and first nine months of 2006 increased 11% and 4%, respectively, compared to the same periods in 2005. The organic increase for the third quarter of 2006 was driven primarily by higher revenues in our target markets of automotive, medical, and industrial, while the industrial market drives the organic increase for the first nine months of 2006.
     Revenue from integrated mixed signal products for the third quarter and first nine months of 2006 increased 26% and 21% to $124.5 million and $345.3 million, respectively, from $98.8 million and $284.5 million in the third quarter and first nine months of 2005, respectively. The increase for the third quarter of 2006 was driven primarily by higher revenue in our target markets of automotive, medical, and industrial, while the industrial market drives the growth in the first nine months of 2006. The third quarter and first nine months of 2006 include incremental revenues of $15.2 million and $50.6 million, respectively, from the Flextronics acquisition and $1.4 million from the Starkey and NanoAmp acquisitions. During the first nine months of 2006, integrated mixed signal saw a decrease in average selling prices but an increase in unit volumes sold compared to the first nine months of 2005.
     Structured digital products revenue in both the third quarter and first nine months of 2006 increased 30% to $34.8 million and $103.3 million, respectively, from $26.8 million and $79.5 million in the third quarter and first nine months of 2005, respectively, driven primarily by higher revenue in the industrial and communications markets. The third quarter and first nine months of 2006 include incremental revenues of $7.1 million and $19.1 million, respectively, from the Flextronics acquisition. For the first nine months of 2006, this segment saw a decrease in average selling prices, but an increase in unit volumes sold compared to the first nine months of 2005.
     The following table represents our regional revenue:

	Three Months Ended:		Nine Months Ended:
	September 30,	October 1,	September 30,	October 1,
	2006	2005	2006	2005

North America	41.6%	42.5%	41.5%	42.2%
Europe	34.8%	34.7%	35.0%	39.0%
Asia	23.6%	22.8%	23.5%	18.8%

	100.0%	100.0%	100.0%	100.0%

Gross Profit
     Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit was $69.8 million and $200.9 million, or 43.8% and 44.8% of revenue, in the third quarter and first nine months of 2006, respectively, compared to $61.6 million and $175.6 million, or 49.0% and 48.2% of revenue, in the third quarter and first nine months of 2005, respectively. The decreases in gross profit margin were primarily due to continuing inefficiencies in our test operations resulting from the recently completed relocation to a new facility in the Philippines, as well as an unfavorable product mix and inventory related charges in our Belgium facilities due to yield issues. During the third quarter of 2006, some progress was made in our Philippine test operations, particularly tester utilization and cycle times. Further progress is expected in the fourth quarter and continuing into 2007. In addition, stock compensation expense increased cost of revenue by $0.3 and $0.5 million in the third quarter and first nine months of 2006, respectively.
Operating Expenses
     The Company began expensing share-based compensation with the adoption of SFAS 123(R) in the first quarter of 2006. As shown in the table below, share-based compensation expense affected several operating expense line items (in millions).

	Three months ended:	Nine months ended:
Income Statement Category	September 30, 2006	September 30, 2006

Cost of revenue	$0.2	$0.5
Research and development	$0.8	$2.4
Sales and marketing	$0.3	$0.8
General and administrative	$0.7	$2.2

*	Amounts of line items may not add to total expense due to rounding
     Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses were $27.3 million and $78.2 million, or 17.1% and 17.4% of revenue, in the third quarter and first nine months of 2006, respectively, compared to $21.2 million and $63.9 million, or 16.9% and 17.6% of revenue, in the third quarter and first nine months of 2005, respectively. These increases in research and development expense were due primarily to the incremental expense from our acquisitions and share-based compensation expense.
     Selling, general and administrative expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel, advertising and communication costs, salaries of our administrative staff, and professional and advisory fees. Selling, general and administrative expenses were $21.5 million and $61.9 million, or 13.5% and 13.8% of revenue, in the third quarter and first nine months of 2006, respectively, compared to $19.6 million and $52.7 million, or 15.6% and 14.5% of revenue in the third quarter and first nine months of 2005, respectively. These increases were primarily due to incremental expense from our acquisitions, and share-based compensation expense.
     Amortization of acquisition-related intangible assets increased to $4.6 million and $13.0 million in the third quarter and first nine months of 2006, respectively, compared with $2.5 million and $4.9 million in the third quarter and first nine months of 2005, respectively. These increases were due to higher amortization expense related to intangible assets associated with our acquisitions.
     We recorded $1.1 million and $5.9 million in restructuring charges in the third quarter and first nine months of 2006, respectively, compared to $0.2 million and $1.5 million in the third quarter and first nine months of 2005, respectively. The amounts charged in the third quarter and first nine months of 2006 relate to our 2006 restructuring plan, the consolidation of our Fab 1 into our Fab 2 facility in Belgium and the relocation of our Philippines facility, combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. The amounts recorded in the third quarter and the first nine months of 2005 included charges for employee severance and other items as a result of our restructuring program announced in the fourth quarter of 2004. This program included headcount reductions related to the consolidation of our sort operations in the United States and Belgium to the Philippines, as well as other reductions in force resulting from cost containment measures.

Operating Income
     Operating income decreased to $15.3 million and $41.9 million, or 9.6% and 9.3% of revenue, in the third quarter and first nine months of 2006, respectively, compared with $17.3 million and $51.8 million, or 13.8% and 14.2% of revenue, in the third quarter and first nine months of 2005, respectively. Operating income in the third quarter and first nine months of 2006 included $2.0 million and $5.9 million of share-based compensation expense, respectively, which was not recorded in the third quarter and first nine months of 2005. Share-based compensation expense is not allocated to our reportable segments. Following is a discussion of operating income by segment.
     Integrated mixed signal products operating income was $11.3 million and $31.4 million, or 9.1% of segment revenue, in the third quarter and first nine months of 2006, respectively, compared to $11.1 million and $34.2 million, or 11.2% and 12.0% of segment revenue, in the third quarter and first nine months of 2005, respectively. These decreases in operating margin were primarily attributable to higher manufacturing costs, driven primarily by higher test costs and an unfavorable product mix. Higher acquisition-related intangible asset amortization also decreased operating margin.
     Structured digital products operating income was $7.1 million and $22.3 million, or 20.4% and 21.6% of segment revenue, in the third quarter and first nine months of 2006, compared to $6.3 million and $19.0 million, or 23.5% and 23.9% of segment revenue, in the third quarter and first nine months of 2005, respectively. These increases in operating income were primarily due to operating income generated by Flextronics’ digital products. These increases were partially offset by lower gross margins due to increased manufacturing costs and an unfavorable product mix.
Net Interest Expense
     Net interest expense for the third quarter and first nine months of 2006 was $4.8 million and $13.5 million, respectively, compared with $2.9 million and $9.6 million for the third quarter and first nine months of 2005, respectively. These increases in net interest expense were primarily attributable to increased interest expense associated with the addition of $110.0 million to our term loan in September 2005 in connection with the Flextronics acquisition, and higher interest rates.
Other Income
     Other income for the third quarter and first nine months of 2006 was $0.1 million. There was no comparable amount in the third quarter of 2005 and there was other expense of $34.9 million in the first nine months of 2005. Other expense in the first nine months of 2005 included a charge of $28.0 million associated with the tender offer and redemption of our 10 3/4% senior subordinated notes and a charge of $6.7 million for the write-off of deferred financing and other costs associated with our prior senior credit facility and senior subordinated notes.
Income Taxes
     Income tax expense was $2.0 million and $3.1 million in the third quarter and first nine months of 2006, respectively, compared with an income tax expense of $2.7 million and a benefit of $4.7 million in the third quarter and first nine months of 2005, respectively. The effective tax rate in the third quarter of 2006 was 18.9%, compared to 18.8% in the third quarter of 2005. The effective tax rate for the first nine months of 2006 was 10.9% and was not a meaningful number for the first nine months of 2005. Our effective tax rate in the third quarter and first nine months of 2006 was unusually low due, in part, to a high proportion of income in low-tax jurisdictions and a reduction in our valuation allowance for deferred tax assets. Income tax expense for the six months ended July 1, 2006 was restated due to an error in the accounting for income taxes on income deemed to be distributed to the U.S parent company from certain of our foreign affiliates. The calculation error does not impact any periods prior to the fourth quarter of 2005. See Note 2 to our consolidated financial statements in this Form 10-Q for further discussion.
     We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. Based on projections of taxable income for the remainder of 2006 and future periods, we reversed approximately $1.6 million and $4.7 million of the valuation allowance during the third quarter and first nine months of 2006, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.

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
     Our senior credit facilities consist of a $320.0 million senior secured term loan and a $90.0 million revolving credit facility. The term loan requires principal payments of $0.8 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The remaining balance of the term loan was $315.5 million as of September 30, 2006. The interest rate on the senior secured term loan on September 30, 2006 was 6.8%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.
     The facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. We were in compliance with these covenants as of September 30, 2006. We anticipate continuing to be in compliance with these covenants for the remainder of 2006.
     We generated $52.5 million in cash from operating activities in the first nine months of 2006, compared to generating $15.5 million in cash from operating activities in the first nine months of 2005. This increase in operating cash flow was primarily due to increased net income in the first nine months of 2006 and less cash used for working capital.
     Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first nine months of 2006 and 2005, we invested in capital equipment in the amounts of $30.5 million and $20.4 million, respectively. See “Capital Expenditures” below. During the first nine months of 2006, we paid an aggregate of $27.0 million for the acquisitions of Starkey Laboratories’ integrated circuit design center and the ULP 6T SRAM and medical SOC ASIC businesses of NanoAmp Solutions, Inc. During the first nine months of 2005 we paid $136.5 million related to our acquisition of the semiconductor division of Flextronics International USA, Inc.
     During the first nine months of 2006, we generated net cash from financing activities of $0.8 million, due primarily to the issuance of common stock upon exercise of stock options, offset by payments on long-term debt. During the first nine months of 2005, we generated net cash from financing activities of $64.2 million, due primarily to the addition of $110.0 million of our term loan in the third quarter of 2005 to finance the Flextronics Acquisition, offset primarily by lowering our long-term debt by $43.2 million in conjunction with the redemption of our 10 3/4% senior subordinated notes and the refinancing of our senior credit facilities.
Capital Expenditures
     During the first nine months of 2006, we spent $30.5 million for capital expenditures, compared with $20.4 million in the first nine months of 2005. Capital expenditures for the first nine months of 2006 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Total capital expenditures for 2006 are expected to be approximately eight percent of revenue for the year. Our annual capital expenditures are limited by the terms of our senior credit facilities. We believe we have adequate capacity under our senior credit facilities to make planned capital expenditures.
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
Inventories
     We generally initiate production of a majority of our semiconductors once we have received an order from a customer. Based on forecasted demand from specific customers or operational activities, we may build up inventories of finished goods in anticipation of subsequent purchase orders. We purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If inventory quantity exceeds forecasted/market demand, we may need to provide an allowance for excess or obsolete quantities. Forecasted demand is determined based on multiple factors including: historical sales or inventory usage, expected future sales, other projections or the nature of the inventories. We also review other inventories for indicators of impairment and provide an allowance as deemed necessary.
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
Share-Based Compensation
     As described in Note 1 to the unaudited condensed consolidated financial statements contained elsewhere in this report on Form 10-Q, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement revises SFAS 123, and supersedes Accounting Principles Board (APB) Opinion 25. We adopted SFAS 123(R) using the modified prospective transition method and therefore, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the effect of SFAS 123(R).
     Share-based compensation expense that was recorded in the first nine months of 2006 includes the compensation expense for the share-based payments granted in the current year, as well as for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. As of September 30, 2006, the total compensation cost related to unvested share-based awards granted to employees under our stock option plans but not yet recognized was approximately $11.7 million, net of estimated forfeitures of $4.3 million. This expense is expected to be recognized over a weighted average period of 6.4 years using the straight-line method.
     During the third quarter of 2006, we implemented a change in our share-based compensation strategy to utilize a combination of stock options, service-based restricted stock units (RSUs) and performance-based RSUs, rather than exclusively offering stock options. On July 31, 2006, we granted 366,633 service-based RSUs to key exempt employees and 138,650 performance-based RSUs to a limited number of executive staff. These RSUs are included in the determination of total share-based compensation expense. As of September 30, 2006, there were approximately $3.8 million of total unrecognized compensation costs related to RSUs, net of estimated forfeitures of $0.5 million. Compensation expense will be recognized over the vesting period of two to three years from the vesting commencement date using the straight-line method. The projected number of shares that will actually be issued pursuant to the performance-based RSUs is evaluated each reporting period and compensation expense is recognized only for those shares for which issuance is probable. The number of shares that will be issued is calculated by estimating how actual business performance at the end of the measurement period will compare to predetermined performance targets.
     The Black-Scholes-Merton valuation model was previously used for our pro forma information required under SFAS 123 and continues to be used to value any share-based compensation under SFAS 123(R). The compensation cost related to our share-based plans is adjusted for subsequent changes in estimated forfeitures. In accordance with SFAS 123(R), any cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) will be classified as financing cash flows. There were no tax benefits recognized during the first nine months of 2006.
     As a result of adopting SFAS 123(R), the Company’s net income is $1.2 million and $3.9 million lower for the three- and nine-month periods ended September 30, 2006, respectively, than if it had continued to account for share-based compensation under APB 25. The impact on net income related to the RSUs was not considered because compensation expense would have been required under APB 25 as well. Basic and diluted earnings per share for the three-month period ended September 30, 2006 are $0.01 lower and for the nine-month period ended September 30, 2006, are $0.05 and $0.04 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.
     Prior to the adoption of SFAS 123(R), we followed the intrinsic value-based method prescribed by APB 25, and related interpretations in accounting for employee stock. We did not record any compensation expense for stock options we granted to our employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed. Deferred share-based compensation was recorded when stock options were granted to employees at exercise prices less than the estimated fair market value of the underlying common stock on the grant date. Historically, we complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which required that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options in determining net income or loss. In calculating such fair value, there are certain assumptions that we used, and will continue to use, as disclosed in our unaudited condensed consolidated financial statements.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, this guidance will have on our results of operations or financial position.
     In September 2006, the FASB also issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan in its statement of financial position and to recognize changes in the plan’s funded status in comprehensive income in the year in which the changes occur. The standard also requires an employer to measure the funded status of a plan as of the end of its fiscal year. The requirement to recognize the funded status of a defined benefit postretirement plan is effective as of the end of the fiscal year ending after December 15, 2006. The requirement to measure plan assets and benefit obligations as of the date of the employer’s fiscal year-end statement of financial position is effective for the fiscal years ending after December 15, 2008. We have not yet determined the impact, if any, this guidance will have on our results of operations or financial position.
     In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise’s financial statements. The Statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return to reduce diversity in practice. This interpretation is effective for fiscal years beginning after December 15, 2006. We have not yet determined the impact, if any, this guidance will have on our results of operations or financial position.
     On February 16, 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 155, “Accounting for Certain Hybrid Instruments,” which amends SFAS 133, “Accounting for Derivative Instruments and Hedging Activities,” and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities.” SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect our adoption of this new standard to have a material impact on our financial position, results of operations or cash flows.
Contractual Obligations and Contingent Liabilities and Commitments
     As of September 30, 2006, other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments, and the utilization of financial instruments discussed in Note 8, we have no off-balance sheet transactions. We are not a guarantor of any other entities’ debt or other financial obligations. There were no significant changes to our contractual obligations and contingent liabilities and commitments during the first nine months of 2006 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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
     We have foreign currency exposure related to our operations in Belgium as well as other foreign locations. This foreign currency exposure, primarily related to Euro-denominated instruments, is due to potential fluctuations in our annual sales and operating costs denominated in foreign currencies as well as exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in Euros and we have exposure related to sales and operating costs increasing or decreasing based on changes in Euro currency exchange rates. We have attempted to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions, pursuant to our policies. During September 2006, we entered into a foreign exchange collar contract, which ensures conversion of €4.5 million in the fourth quarter of 2006 at a rate of no less than $1.2460 and no more than $1.3134 per €1.
     We also have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct effect on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of September 30, 2006, approximately 67% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 30, 2006, would cause a change in consolidated net assets of approximately $20.3 million, primarily due to Euro denominated exposures. We have attempted to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions, pursuant to our policies. On September 29, 2006, AMI Semiconductor, Inc. entered into a foreign currency forward contract to sell €40.0 million on January 3, 2007 at a rate of $1.27398 per €1. As of September 30, 2006, the existing forward contract to sell €39.0 million on October 3, 2006 at a rate of $1.285142 per €1 was offset by a spot contract to buy €39.0 million at a rate of $1.2682 per €1. The net difference of the contracts, or $0.7 million, was recorded in other comprehensive income on our balance sheet. This contract acts as a hedging instrument to hedge net investment exposure in foreign subsidiaries. The forward contracts are in Euros and normally have maturities that do not exceed 100 days. All derivative contracts we entered into are components of our hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes.
     The fair value of our forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken by 10% against the foreign currencies that are hedged by our forward exchange contracts, the hypothetical value of the contracts would have increased or decreased by approximately $5.1 million at September 30, 2006. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statements of income translation, sales volume and prices and on local currency costs of production. As of September 30, 2006, our analysis indicated that such market movements, given the offsetting foreign currency gains or losses on the underlying cash balances, would not have a material effect on our consolidated financial position, results of operations or cash flows.
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
     Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $2.2 million in interest expense. We are also subject to interest rate risks on our current cash and cash equivalent balances. For example, if the interest rate on our interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $1.0 million during the third quarter of 2006. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our potential response to such hypothetical conditions. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at September 30, 2006 consisted primarily of investments in money market funds and U.S. agencies.
Item 4: Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2006. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control
     As will be reported in our Form 10-K/A for the year ended December 31, 2005, a material weakness related to tax accounting existed as of December 31, 2005. We believe the control that failed was the lack of review of the tax provision by someone independent of the preparer, with sufficient knowledge of complicated tax rules. During the income tax provision calculation for the quarter and year ended December 31, 2005, we determined that we needed to provide income taxes in 2005 and 2004 on so called Subpart F income. A calculation of this additional tax expense for 2005 and 2004 was recorded in the fourth quarter of 2005. Estimates of the 2006 Subpart F income have been included in the quarterly provision calculations, but in third quarter of 2006 we discovered that errors had been made in the Subpart F calculations that were booked in the fourth quarter of 2005, the first quarter of 2006 and the second quarter of 2006. The impact of the error was deemed to be material if it had been recorded in the third quarter of 2006, and therefore, it is required that prior periods be restated to correct the error.
     The impact of the restatement in the fourth quarter of 2005 is a decrease to income tax expense and an increase to net income of $1.1 million. The amount is material to the income tax line of the income statement. The impact of the Subpart F income restatement in the first and second quarters of 2006 is immaterial. If the error had been corrected in the third quarter of 2006, income tax expense would have been understated by $1.3 million and net income would have been overstated by $1.3 million.
     We have assessed the potential of additional material errors in the tax accounts. Through analysis of other items in the 2005 return to provision adjustment, and the results of a recently completed audit through 2004 in Belgium, our second largest tax jurisdiction, we believe the potential of further misstatement in the tax accounts related to 2005 and prior activity is low.
     As of September 30, 2006, we believe the material weakness described above has been addressed. We have enhanced and intend to further enhance our internal control over financial reporting with regard to income taxes in 2006 by having, among other controls, multiple levels of review of the tax provision and related areas, including an external firm review our income tax provision calculations. Additionally, we have and will continue to utilize third party experts to assist in assessing complex tax issues. However, we will continue to monitor these new and existing controls for the remainder of the year, and these new and existing controls will be assessed by management as of December 31, 2006. There were no changes, other than those described above, in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
PART II: OTHER INFORMATION
Item 1: Legal Proceedings
     From time to time we are a party to various litigation matters incidental to the conduct of our business. In January 2003, Ricoh Company, Ltd. filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. The case was transferred to the U.S. District Court for the Northern District of Delaware in August 2003 and was subsequently transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case is currently scheduled to go to trial on March 12, 2007. Based on information available to us to date, our belief is that the asserted claims are without merit or, if meritorious, that we will be indemnified (with respect to damages) for these claims by Synopsys, Inc. and resolution of this matter will not have a material adverse effect on our future financial results or financial condition. There is no other pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.
Item 1A: Risk Factors
Factors that May Affect our Business and Future Results
     The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not currently known to us or that we currently believe to be immaterial may also adversely affect our business.
We could be adversely affected by manufacturing interruptions or reduced yields.
     In 2005, we began relocating our test operations to a new facility in the Philippines and relocated our sort operations in the United States and Belgium to this new facility as well. This project was completed during the first quarter of 2006. However, our current efficiency is not optimum or at the level we have previously achieved. This move has been further complicated by assembly constraints, which in combination with inefficiencies in our test operation has resulted in extended lead times and increased inventories. In addition, the fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. The interruption of manufacturing, including power interruptions, or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, would adversely affect our business and our gross margins. We are also planning to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium by the end of 2007. If we experience delays or other technical or other problems during these moves, our costs, efficiencies and ability to deliver products to customers may be adversely affected and our results of operations could be adversely affected.
Our success depends on efficient utilization of our manufacturing capacity, and a failure could have a material adverse effect on our results of operations and financial condition.
     An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, obsolescence, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. In addition, our capacity utilization for the second half of 2004 declined from the first half of 2004 and that trend continued through 2005. While we saw an increase in capacity utilization in the first six months of 2006, capacity utilization decreased in the third quarter of 2006. If this downward trend continues, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.
We rely on packaging subcontractors, which reliance could have a material adverse effect on our results of operations and financial condition.
     Most of our products are assembled in packages prior to shipment. The packaging of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. We outsource our semiconductor packaging to subcontractors, most of which are located in Southeast Asia. In particular, we rely heavily on a single subcontractor for packaging. We depend on these subcontractors to package our devices with acceptable quality and yield levels. During the fourth quarter of 2005, our principal packaging subcontractor experienced capacity constraints, which impacted our ability to ship products to customers during the quarter and negatively affected our revenues. We have taken steps to attempt to guarantee capacity in the future, which caused us to incur additional costs in the first nine months of 2006 and which we will continue to incur through the remainder of 2006. Nevertheless, if our subcontractor experiences problems in packaging our semiconductor devices or experiences prolonged quality or yield problems or continued capacity constraints, our operating results would be adversely affected.
If we are unable to maintain the quality of our internal control over financial reporting, a weakness could materially and adversely affect our ability to provide timely and accurate information about our company, which could harm our reputation and share price.
     In connection with the preparation of our financial statements and other reports for the year ended December 31, 2005, we identified a deficiency in our internal control over financial reporting relating to revenue recognition that we have concluded rose to the level of a “material weakness.” Our internal control over financial reporting was not designed to effectively identify when delivery of products to our customers had occurred and related revenue could accordingly be recognized. Had the errors related to this material weakness in our internal control over financial reporting not been identified during our year-end review procedures, our revenue and net income would have been overstated by $1.8 million and $0.6 million, respectively, for the year ended December 31, 2005. We believe we remediated this material weakness in the first quarter of 2006; however, these new controls must still be audited for the year ended December 31, 2006. In the third quarter of 2006, we identified an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. On November 2, 2006, we concluded that this error was material to our consolidated financial statements for the year ended December 31, 2005 and for the first and second quarters of 2006 and that, as a result our financial statements for these prior periods can no longer be relied on. We intend to restate the financial statements for these periods. We further determined that a material weakness existed related to our income tax controls as of December 31, 2005 and will revise our assessment of internal control over financial reporting to include this additional material weakness when we file our Form 10-K/A. We cannot be certain that other deficiencies will not arise or be identified or that we will be able to correct and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.
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
     Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. See Note 12 to our unaudited condensed consolidated financial statements for further discussion. In the fourth quarter of 2005, our gross margin was negatively impacted by approximately $3.7 million due to a charge taken in conjunction with ongoing discussions involving a previous quality issue with one of our customers. We reached an agreement with the customer to cover the return of parts in the recalled products for $5.0 million in cash, in exchange for a release for all past and future claims between the customer and us. We paid $1.3 million of this amount during the first quarter of 2006 and the balance was paid on April 3, 2006.
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
     The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was affected by this downturn. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004 and remained sluggish throughout 2005. This resulted in lower revenue in 2005 as compared to 2004. While bookings and backlog increased during the first nine months of 2006, we cannot predict whether this will continue or to what extent business conditions will change in the future. If the soft bookings environment returns, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.
Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders or increase in expenses.
     We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements and expenses. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. In addition, we experienced a decrease in orders in the third and fourth quarters of 2004. Sluggish business conditions continued in 2005 due to general declines in the industry and an above average roll off of old products, particularly in the integrated mixed signal products segment, that new product introductions failed to offset. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition. While orders increased in the first nine months of 2006, we cannot predict whether that increase will be sustained in the future quarters and if it is not, our margins could be adversely affected.
A significant portion of our revenue comes from a relatively limited number of customers and devices, the loss of which could adversely affect our results of operations and financial condition.
     If we lose a major customer or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 630 customers in the twelve-month period ended September 30, 2006, sales to our 20 largest customers represented 50.7% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,710 different products in the twelve-month period ended September 30, 2006, the 112 top selling devices represented 50.0% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of a major customer or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.
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
     During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. Most recently, we relocated our test operations to a new larger facility in the Philippines and transferred our wafer sort operations in Pocatello, Idaho and Oudenaarde, Belgium to that new facility. Total expenses to date related to this restructuring plan totaled approximately $9.0 million, as of September 30, 2006. In addition, on August 17, 2005, we announced a plan to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium. The closure is expected to be completed by the third quarter of 2007. We expect this action to result in restructuring charges in the range of approximately $20.0 million to $23.0 million, of which approximately $1.2 million was recorded in the third quarter of 2006 and $9.6 million to date, with the remainder to be recorded in the rest of 2006 and the first quarter of 2007. In 2004, we eliminated approximately 110 employee positions, recording $7.9 million in related restructuring charges. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges, which could have a material adverse effect on our results of operations or financial condition, if they are large enough.

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
     As of September 30, 2006, we held 92 U.S. patents and 108 foreign patents. We also had over 100 patent applications in progress. By the end of 2006, approximately 3% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.
     We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, by confidentiality agreements. We cannot assure you that these agreements will not be breached, that we will have adequate remedies for any breach.
     Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. We have no means of knowing what patent applications have been filed in the United States until they are published. In January 2003, Ricoh Company, Ltd. filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. The case was transferred to the U.S. District Court for the Northern District of Delaware in August 2003 and was subsequently transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case is currently scheduled to go to trial on March 12, 2007. Based on information available to us to date, our belief is that the asserted claims are without merit or, if meritorious, that we will be indemnified (with respect to damages) for these claims by Synopsys, Inc. and resolution of this matter will not have a material adverse effect on our future financial results or financial condition.
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
     From time to time we have purchased other businesses or their assets. In November 2004 we acquired substantially all of the assets of Dspfactory Ltd. On September 9, 2005, we purchased substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. for approximately $138.5 million in cash. On July 14, 2006, we acquired certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado for approximately $6.0 million in cash and on September 8, 2006 we acquired certain assets and assumed certain liabilities of the Ultra Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc. for approximately $21.0 million in cash, plus an adjustment for closing inventory of the business. These, as well as any future acquisitions, are accompanied by risks, including the following:
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
     Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $30.5 million during the first nine months of 2006, $34.5 million in 2005 and $32.4 million in 2004. Capital expenditures for the first nine months of 2006 focused on renovating Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Other capital spending is attributed to activities related to the Flextronics acquisition (i.e., building renovations and purchase of testers). In 2005, these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location as well as for increases in our manufacturing capacity. In 2004, these expenditures were made to expand capacity in our eight-inch fabrication facility, replace equipment and expand our test and design capabilities. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. As of September 30, 2006, we had consolidated indebtedness of approximately $315.5 million. Because of this or other factors, additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.
Our substantial consolidated indebtedness could adversely affect our financial health.
     AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness that is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor, Inc.’s capital stock. As of September 30, 2006, our consolidated indebtedness was approximately $315.5 million and our total consolidated debt as a percentage of total capitalization was 47%. Subject to the restrictions in the senior credit facilities, our subsidiaries and we may incur certain additional indebtedness from time to time.
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
     As a percentage of total revenue, our revenue outside of North America was approximately 58% in the third quarter of 2006. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. International sales and operations are subject to a variety of risks, including:

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
     A significant portion of our revenue and costs are denominated in foreign currencies, including the Euro and, to a lesser extent, the Philippine Peso and the Japanese Yen. Euro-denominated revenue represented approximately 28% of our revenue in the third quarter of 2006. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the affect of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.
We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.
     We had 937 employees in Europe as of September 30, 2006, most of whom were in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

Item 6: Exhibits
(a) Exhibits

10.1*	Summary of Compensation Arrangement with Ted Tewksbury

10.2	Letter of Intent to Acquire 6T Memory Business of NanoAmp Solutions, Inc.

10.3	Asset Purchase Agreement between AMI Semiconductor, Inc. and NanoAmp Solutions, Inc. dated September 8, 2006

10.4*	Form of US Restricted Stock Unit Agreement

10.5*	Form of Change of Control Agreement

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

Dated: November 9, 2006	By:	/s/ DAVID A. HENRY

David A. Henry
Senior Vice President and Chief Financial Officer