Form 10-K/A
period 2005-12-31
AMIS HOLDINGS INC
filed 2006-11-22
CIK 1161963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)
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

Explanatory Note
This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed with the Securities and Exchange Commission (SEC) on March 15, 2006 is being filed to restate our 2005 consolidated financial statements and other financial information to give effect to adjustments resulting from our identification of an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. On November 2, 2006, we concluded that the impact of this error was material to our financial statements for the year ended December 31, 2005 and that, as a result, the previously issued financial statements for that period should no longer be relied on. Our Audit Committee discussed this matter with our independent registered public accounting firm. We added a revised disclosure in Note 2 to the Consolidated Financial Statements discussing the restatement and renumbered the original footnotes accordingly. This Form 10-K/A (Amendment No. 1) amends and restates Items 1A, 6, 7, 7A, 8, 9A, and 15 of the March 15, 2006 filing, in each case to reflect only the adjustments described herein and no other material information in our March 15, 2006 filing is amended hereby. Except for the foregoing amended information, the March 15, 2006 filing does not reflect events occurring after March 15, 2006, nor does it modify or update those disclosures, except as discussed above or in Note 2 to the Consolidated Financial Statements, however, management is not aware of any subsequent events that would affect the 2005 consolidated financial statements.

ii

PART I:
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
     In the third quarter of 2006, we identified an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. The error resulted in an overstatement of income tax expense and an understatement of net income of $1.1 million, $0.1 million and $0.1 million for the year ended December 31, 2005, the three month period ended April 1, 2006 and the three month period ended July 1, 2006, respectively. We restated our financial statements for all affected periods. We further determined that a material weakness existed related to our income tax controls as of December 31, 2005 and revised our assessment of internal control over financial reporting to include this material weakness in this Form 10-K/A (Amendment No. 1). We cannot be certain that other deficiencies will not arise or be identified or that we will be able to correct and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.
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
     Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. See note 11 to our consolidated financial statements for further discussion. In the fourth quarter of 2005, our gross margin was negatively impacted by approximately $3.7 million due to a charge taken in conjunction with ongoing discussions involving a previous quality issue with one of our customers. On March 3, 2006, an agreement in principle was reached with this customer to settle this issue for $5 million in cash in exchange for a release for all past and future claims with respect to this matter. This amount is fully reserved at December 31, 2005.
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
     AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness that is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor, Inc.’s capital stock. On March 2, 2005, we announced a tender offer for our 10 3/4% senior subordinated notes as well as a refinancing of our existing $125.0 million senior secured term loan and $90.0 million revolving credit facility, which we refer to collectively as our senior credit facilities. In September 2005 we amended our existing senior credit facilities to permit the Flextronics Acquisition and to permit an increase of $110.0 million in our indebtedness. As of December 31, 2005, our consolidated indebtedness was approximately $317.9 million and our total consolidated debt as a percentage of total capitalization was 51%. Subject to the restrictions in the senior credit facilities, our subsidiaries and we may incur certain additional indebtedness from time to time.
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

PART II
ITEM 6. SELECTED FINANCIAL DATA
     The following selected historical financial data for the years ended December 31, 2005, 2004 and 2003 and as of December 31, 2005 and 2004 were derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical financial data for the years ended December 31, 2002 and 2001 and as of December 31, 2003, 2002, and 2001 were derived from our audited consolidated financial statements, which are not included in this annual report. Certain 2005 amounts below have been restated to reflect adjustments resulting from an error made in calculating income tax expense in 2005. The restatement is further discussed in Note 2, Restatement of Financial Statements, to the consolidated financial statements included in Item 8. When comparing the 2005 and 2004 consolidated financial position and operating results to prior periods, you should note that the initial public offering of our common stock and the issuance of our senior subordinated notes during 2003 had a significant impact on our financial position and operating results. When comparing the 2005, 2004 and 2003 consolidated financial position and operating results to prior periods, you should note that the MSB acquisition in June 2002 had a significant impact on our 2005, 2004 and 2003 financial position and operating results. The Flextronics acquisition in 2005 and the Dspfactory acquisition in 2004 also impact the consolidated financial position and operating results when comparing those periods to prior periods. You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes and other financial information contained elsewhere in this annual report.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(restated)

	(In millions, except per share and percent information)
Consolidated Statement of Operations Data:
Revenue	$503.6	$517.3	$454.1	$345.3	$326.5
Gross profit	237.2	246.3	198.8	130.3	140.1
Net income (loss)	21.7	52.4	(0.4)	5.1	12.7
Net income (loss) attributable to common stockholders	$21.7	$52.4	$(46.7)	$(57.4)	$(34.9)
Basic net income (loss) per common share	$0.25	$0.63	$(0.84)	$(1.24)	$(0.76)

Fully diluted net income (loss) per common share	$0.25	$0.60	$(0.84)	$(1.24)	$(0.76)

Consolidated Balance Sheet Data (end of the period):
Cash	$96.7	$161.7	$119.1	$62.2	$28.7
Accounts receivable, net	99.9	78.6	73.6	66.0	36.2
Inventories	64.3	52.2	45.6	39.4	26.0
Total assets	740.8	643.2	550.1	502.5	384.3
Long-term liabilities	8.2	2.4	0.4	3.1	3.4
Long-term debt, including current portion	317.9	253.5	254.7	160.1	173.3
Series A Senior Redeemable Preferred Stock	—	—	—	233.7	204.2
Series B Junior Redeemable Convertible Preferred Stock	—	—	—	190.5	164.9
Series C Senior Redeemable Preferred Stock	—	—	—	79.3	—
Total stockholders’ equity (deficit)	299.8	286.1	205.0	(240.4)	(189.2)
Other Financial Data:
Gross profit margin	47.1%	47.6%	43.8%	37.7%	42.9%
Research and development	$87.4	$77.2	$70.2	$52.1	$42.1
Depreciation and amortization	$51.1	$43.8	$44.8	$47.0	$44.1
Capital expenditures	$34.5	$32.4	$26.6	$22.0	$20.7
Operating cash flow	$59.5	$96.2	$70.7	$81.1	$42.6

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
Restatement of Previously Issued Financial Statements
     As discussed more fully in Note 2, Restatement of Financial Statements, in Item 8 of this Form 10-K/A, we have restated our previously issued consolidated financial statements for 2005. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 8 of this Form 10-K/A (Amendment No. 1).
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
     In November 2004, we acquired Dspfactory Ltd. (Dspfactory), a leader in ultra-low power digital signal processing technology for digital hearing aids and other low power applications. The results of operations for 2004 include Dspfactory from the date of acquisition. See note 17 to the audited consolidated financial statements in Item 8 of this report.

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
Results of Operations
     The following table summarizes certain information relating to our operating results, as derived from our audited consolidated financial statements. Certain 2005 amounts below have been restated to reflect adjustments resulting from an error made in calculating income tax expense in 2005. The restatement is further discussed in Note 2, Restatement of Financial Statements, to the consolidated financial statements included in Item 8.

	Years Ended December 31,
	2005		2004		2003
	(restated)
	(Dollars in Millions)

Statement of Operations Data:
Revenue	$503.6	100.0%	$517.3	100.0%	$454.1	100.0%
Gross profit	237.2	47.1%	246.3	47.6%	198.8	43.8%
Operating expenses:
Research and development	87.4	17.4%	77.2	14.9%	70.2	15.5%
Marketing and selling	39.1	7.8%	43.0	8.3%	37.8	8.3%
General and administrative	28.5	5.7%	28.7	5.5%	22.7	5.0%
Amortization of acquisition-related intangible assets	9.0	1.8%	1.3	0.3%	4.8	1.1%
In-process research and development	0.8	0.2%	1.5	0.3%	—	0.0%
Restructuring and impairment charges	5.3	1.1%	7.9	1.5%	21.7	4.8%
Nonrecurring charges	—	0.0%	—	0.0%	11.4	2.5%

Total operating expenses	170.1	33.8%	159.6	30.9%	168.6	37.1%

Operating income	67.1	13.3%	86.7	16.8%	30.2	6.6%

Other income (expense):
Interest expense, net	(13.8)	-2.7%	(18.6)	-3.6%	(22.5)	-5.0%
Other expense, net	(34.7)	-6.9%	(0.7)	-0.1%	(16.2)	-3.6%

Income (loss) before income taxes	18.6	3.7%	67.4	13.0%	(8.5)	-1.9%
Provision (benefit) for income taxes	(3.1)	-0.6%	15.0	2.9%	(8.1)	-1.8%

Net income (loss)	$21.7	4.3%	$52.4	10.1%	$(0.4)	-0.1%

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
     Integrated mixed signal revenue of $393.2 million in 2005 decreased 1% compared with 2004 sales of $397.7 million. In 2005, we saw strong growth in the medical end market for this segment, offset by decreases in the communications end market for the reasons noted above. This segment saw a decrease in average selling prices, due in part to pricing changes, as well as to changes in the product mix, which was partially offset by an increase in unit volume sold, due to greater product offerings with the addition of revenue from the Dspfactory and Flextronics acquisitions.
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
Income Taxes
     Income tax benefit was $3.1 million in 2005 compared with an income tax expense of $15.0 million in 2004. The effective tax rate for 2005 was not a meaningful number. The effective tax rate was 22% in 2004. The primary reason for recording a tax benefit on positive net income before taxes in 2005 is that there was a loss and a corresponding tax benefit recorded in the U.S. for the year related to our debt refinancing activities in the first quarter, while at the same time there was income and a corresponding tax expense recorded in foreign jurisdictions with lower statutory tax rates. While the income in the foreign jurisdictions more than offset the U.S. losses in 2005, the foreign tax expense was not large enough to offset the U.S. tax benefit. Contributing to the large U.S. tax benefit was a reduction in our valuation allowance for deferred tax assets. Based on projections of taxable income for future periods, we reversed approximately $6.2 million of valuation allowance in 2005. We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods. Income tax expense for the three month period and year ending December 31, 2005 was restated due to an error in the accounting for income taxes on income deemed to be distributed to the U.S parent company from certain of our foreign affiliates. The calculation error does not impact any periods prior to the fourth quarter of 2005. See Note 2 to our consolidated financial statements contained elsewhere in this Form 10-K/A (Amendment No. 1) for further discussion.
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
     Structured digital products revenue was $119.6 million, an increase of 24% over 2003 sales of $96.7 million. Increased revenue from the computing, industrial and communications end markets, as well as revenue from our XPressArray™ products, helped to increase structured digital products sales in 2004. In the fourth quarter of 2004 we saw significant weakness in the communications end market for this segment. For the full year 2004, this segment saw a decrease in average selling prices due to changes in product mix, but an increase in unit volume sold, due to strong market conditions, particularly during the first half of 2004.
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
     In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment,” which requires the measurement of all employee share-based payments to employees, including grants of employee stock options, using a fair-value-based method and the recording of such expense in the consolidated statements of operations. Securities and Exchange Commission Release number 33-8568, “Amendment to Rule 4-01(a) of Regulation S-X Regarding the Compliance Date for Statement of Financial Accounting Standards No. 123 (Revised 2004), Share-Based Payment” has made the effective date the beginning of the first fiscal year after June 15, 2005. We are required to adopt SFAS No. 123R in the first quarter of 2006. The pro forma disclosures previously permitted under SFAS No. 123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in note 3 to our audited consolidated financial statements located in Item 8 of this Form 10-K for the pro forma net income (loss) and net income (loss) per share amounts for the twelve months ended December 31, 2005 and 2004 as if we had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. We intend to use the Black Scholes valuation model for expensing options upon adoption of SFAS No. 123R. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. We have determined that we will use the modified prospective adoption method. We expect the adoption to impact diluted earnings per share by $0.07 in 2006, although it will have no impact on our overall financial position. During 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00. As a result, options to purchase approximately 1.9 million shares of our stock became exercisable immediately. We expect this acceleration will reduce the pre-tax expense that we would have recognized with respect to stock-based compensation by approximately $5.0 million in 2005, $2.7 million in 2007 and $0.9 million in the aggregate for 2008 and 2009. In addition, as a result of the adoption, the Compensation Committee of our Board of Directors is considering granting performance shares and granting fewer stock options in 2006 and beyond.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. Our adoption of SFAS No. 151 is not expected to have a material impact on our financial position and results of operations.

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
     Additionally, we have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of December 31, 2005, approximately 69% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2005 would cause a change in consolidated net assets of approximately $14 million, primarily due to Euro denominated exposures. We have attempted to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. On December 30, 2005, we entered into a foreign currency contract to sell €30.0 million on April 4, 2006 at a rate of $1.18525 per €1. This contract acts as a hedging instrument to limit the variability of the Euro cash balance, as valued in dollars, held by our European subsidiaries that use the Euro as their functional currency. (see note 14 to our audited consolidated financial statements contained elsewhere in Item 8 of this annual report). We enter into forward contracts throughout the quarter as necessary using contracts that have maturities that do not exceed 100 days. All derivative contracts we entered into are components of our hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes.
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
(AS REVISED)
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
     Our management has concluded that, as of December 31, 2005, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles based on the criteria set forth by the COSO. This determination was made because management identified certain material weaknesses in internal control over financial reporting as described below. A material weakness is a control deficiency, or combination of control deficiencies, that results in a more than remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.
     As described in our Form 10-K, filed on March 15, 2006, as of December 31, 2005, we did not have adequate controls in place to ensure that revenue was being recognized in the proper period. Had this material weakness in internal control over financial reporting not been identified prior to the reporting date of our Annual Report on Form 10-K, revenues and net income would have been overstated for the three months and year ended December 31, 2005 by $1.8 million and $0.6 million, respectively.
     On October 25, 2006, management determined that an error existed related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. As a result, we determined that our financial statements for the year ended December 31, 2005 needed to be restated. On November 2, 2006, we concluded that this error was material to our financial statements for the year ended December 31, 2005. We further concluded that the control failure related to insufficient review of our income tax provision calculation and that, as a result, a material weakness over accounting for income taxes existed as of December 31, 2005.
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

Reports of Independent Registered Public Accounting Firm
The Board of Directors and Stockholders of AMIS Holdings, Inc.
We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), that AMIS Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, because of the effect of the material weaknesses identified in management’s assessment, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMIS Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.
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
In our report dated March 8, 2006, we expressed an unqualified opinion on management’s previous assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2005 and an adverse opinion that the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria, Management’s previous assessment, and our previous opinion, resulted from the identification of a material weakness in the Company’s internal control over financial reporting related to the process in place to ensure that revenue was being recognized in the proper period. Management has subsequently determined that deficiencies in controls over the review of its income tax provision also existed as of the previous assessment date, and has further concluded that such deficiencies represent a material weakness as of December 31, 2005. As a result, management has revised its assessment, as presented in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), to include the identification of this additional material weakness.
A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management’s assessment (as revised).
As of December 31, 2005, the Company identified a material weakness in its internal control over financial reporting, which resulted from deficiencies in the design and operation of the Company’s controls related to the process in place to ensure that revenue was being recognized in the proper period. Errors resulting from this deficiency affected the inventory, accounts receivable, revenue, cost of revenue and net income accounts. Adjustments were recorded in the financial statements for the year ended December 31, 2005 to correct the errors identified.
As of December 31, 2005, the Company identified a material weakness in its internal control over financial reporting which resulted from deficiencies in the design of the Company’s controls relating to the review of its income tax provision. Errors resulting from these deficiencies resulted in a misstatement of the Company’s 2005 annual financial statements such that on October 25, 2006 management of the Company decided to restate the Company’s previously issued consolidated financial statements for the year ended December 31, 2005.
These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2005 consolidated financial statements, and this report does not affect our report dated March 8, 2006, except for Notes 2, 3, and 9, as to which the date is November 17, 2006, on those consolidated financial statements (as restated).
As indicated in the accompanying Management’s Report on Internal Control Over Financial Reporting (as revised), management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the Flextronics semiconductor business, which AMIS acquired on September 9, 2005. As of December 31, 2005 and for the period from September 9, 2005 through December 31, 2005, net and total assets, total revenues and net income subject to Flextronics’ internal control over financial reporting represented 5% and 9% of total and net assets, excluding goodwill and intangible assets, respectively, as of December 31, 2005 and 5% and 8% of revenues and net income, respectively, for the year ended December 31, 2005. Our audit of internal control over financial reporting of AMIS Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of Flextronics semiconductor business.
In our opinion, management’s assessment that AMIS Holdings, Inc. did not maintain effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weaknesses described above on the achievement of the objectives of the control criteria, AMIS Holdings Inc. has not maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO control criteria.
/s/ ERNST & YOUNG LLP
Salt Lake City, UT
March 8, 2006, except for the effects of the
material weakness described in the fifth and eighth
paragraphs above, as to which the date is
November 17, 2006

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
     As described in Note 2, the 2005 financial statements referred to above have been restated for a correction of an error in income taxes.
     We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMIS Holdings, Inc.’s internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2006 except for the effects of the material weakness described in the fifth and eighth paragraphs of that report, as to which the date is November 17, 2006, expressed an unqualified opinion on management’s assessment and an adverse opinion on the effectiveness of internal control over financial reporting.
/s/ ERNST & YOUNG LLP
Salt Lake City, Utah
March 8, 2006, except for Notes 2, 3, and 9
as to which the date is November 17, 2006

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In millions, except share data)

	December 31,
	2005	2004
	(restated)
ASSETS
Current assets:
Cash and cash equivalents	$96.7	$161.7
Accounts receivable, less allowances of $4.4 million and $3.1 million at December 31, 2005 and 2004, respectively	99.9	78.6
Inventories	64.3	52.2
Deferred tax assets	4.5	6.5
Prepaid expenses	22.9	17.2
Other current assets	8.8	12.9

Total current assets	297.1	329.1
Property, plant and equipment, net	203.8	199.2
Goodwill, net	72.6	16.9
Intangible assets, net	92.5	35.1
Deferred tax assets	51.4	39.6
Other assets	23.4	23.3

Total assets	$740.8	$643.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.2	$1.3
Accounts payable	48.8	37.6
Accrued expenses and other current liabilities	62.7	62.4
Foreign deferred tax liability	2.7	—
Income taxes payable	0.7	1.3

Total current liabilities	118.1	102.6
Long-term debt, less current portion	314.7	252.2
Other long-term liabilities	8.2	2.4

Total liabilities	441.0	357.2
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 86,348,367 and 84,832,862 shares issued and outstanding as of December 31, 2005 and December 31, 2004, respectively	0.9	0.8
Additional paid-in capital	534.4	530.6
Accumulated deficit	(248.9)	(270.6)
Deferred compensation	(0.2)	(0.4)
Accumulated other comprehensive income	13.6	25.6

Total stockholders’ equity	299.8	286.0

Total liabilities and stockholders’ equity	$740.8	$643.2

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share data)

	Year Ended December 31,
	2005	2004	2003
	(restated)
Revenue	$503.6	$517.3	$454.1
Cost of revenue	266.4	271.0	255.3

	237.2	246.3	198.8
Operating expenses:
Research and development	87.4	77.2	70.2
Marketing and selling	39.1	43.0	37.8
General and administrative	28.5	28.7	22.7
Amortization of acquisition-related intangible assets	9.0	1.3	4.8
In-process research and development	0.8	1.5	—
Restructuring and impairment charges	5.3	7.9	21.7
Nonrecurring charges	—	—	11.4

	170.1	159.6	168.6

Operating income	67.1	86.7	30.2
Other income (expense):
Interest expense	(16.1)	(20.7)	(23.9)
Interest income	2.3	2.1	1.4
Other expense, net	(34.7)	(0.7)	(16.2)

	(48.5)	(19.3)	(38.7)

Income (loss) before income taxes	18.6	67.4	(8.5)
Provision (benefit) for income taxes	(3.1)	15.0	(8.1)

Net income (loss)	21.7	52.4	(0.4)
Preferred stock dividend	—	—	(46.3)

Net income (loss) attributable to common stockholders	$21.7	$52.4	$(46.7)

Basic net income (loss) per common share	$0.25	$0.63	$(0.84)

Diluted net income (loss) per common share	$0.25	$0.60	$(0.84)

Weighted average number of shares used in calculating basic net income (loss) per common share	85.7	82.9	55.4

Weighted average number of shares used in calculating diluted net income (loss) per common share	88.2	86.6	55.4

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND
COMPREHENSIVE INCOME
(In millions)

							Accumulated
			Additional	Stockholder			Other
	Common Stock		Paid-in	Notes	Accumulated	Deferred	Comprehensive
	Shares	Amount	Capital	Receivable	Deficit	Compensation	Income (Loss)	Total
Balance at January 1, 2003	46.7	$0.5	$38.9	$(5.6)	$(276.3)	$—	$2.1	$(240.4)
Comprehensive income:
Net loss	—	—	—	—	(0.4)	—	—	(0.4)
Unrealized derivative gain	—	—	—	—	—	—	0.6	0.6
Foreign currency translation adjustment	—	—	—	—	—	—	14.3	14.3

Total comprehensive income	—	—	—	—	(0.4)	—	14.9	14.5
Exercise of stock options	1.1	—	0.7	—	—	—	—	0.7
Accretion of dividends on Series A Senior Redeemable, Series B Junior Redeemable Convertible and Series C Senior Redeemable Preferred Stock	—	—	—	—	(46.3)	—	—	(46.3)
Net exercise of warrants	9.1	0.1	(0.1)	—	—	—	—	—
Issuance of shares from initial public offering	25.1	0.2	470.0	—	—	—	—	470.2
Stock compensation on acceleration of stock option vesting	—	—	0.7	—	—	—	—	0.7
Interest on stockholder notes receivable	—	—	—	(0.2)	—	—	—	(0.2)
Deferred compensation	—	—	0.5	—	—	(0.5)	—	—
Amortization of deferred compensation	—	—	—	—	—	—	—	—
Proceeds from stockholder notes receivable	—	—	—	5.8	—	—	—	5.8

Balance at December 31, 2003	82.0	0.8	510.7	—	(323.0)	(0.5)	17.0	205.0
Comprehensive income:
Net income	—	—	—	—	52.4	—	—	52.4
Foreign currency translation adjustment	—	—	—	—	—	—	8.6	8.6

Total comprehensive income	—	—	—	—	52.4	—	8.6	61.0
Exercise of stock options	1.4	—	1.1	—	—	—	—	1.1
Issuance of common stock related to acquisition	1.3	—	16.5	—	—	—	—	16.5

Employee stock purchase plan	0.1	—	1.5	—	—	—	—	1.5
Stock compensation on acceleration of stock option vesting and options issued to nonemployees	—	—	0.8	—	—	—	—	0.8
Amortization of deferred compensation	—	—	—	—	—	0.1	—	0.1

Balance at December 31, 2004	84.8	0.8	530.6	—	(270.6)	(0.4)	25.6	286.0
Comprehensive income:
Net income (restated)	—	—	—	—	21.7	—	—	21.7
Unrealized derivative gain	—	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment	—	—	—	—	—	—	(12.0)	(12.0)

Total comprehensive income (restated)	—	—	—	—	21.7	—	(11.9)	9.8
Exercise of stock options	1.2	0.1	0.8	—	—	—	—	0.9
Issuance of common stock related to exercise of warrant	0.1	—	—	—	—	—	—	—

Employee stock purchase plan	0.3	—	2.9	—	—	—	—	2.9
Amortization of deferred compensation	—	—	—	—	—	0.2	—	0.2

Balance at December 31, 2005 (restated)	86.4	$0.9	$534.3	$—	$(248.9)	$(0.2)	$13.7	$299.8

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

	Year Ended December 31,
	2005	2004	2003
	(restated)
Cash flows from operating activities
Net income (loss)	$21.7	$52.4	$(0.4)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	51.1	43.8	44.8
In-process research and development	0.8	1.5	—
Amortization of deferred financing costs	0.8	1.3	1.3
Stock-based compensation expense	0.2	0.9	3.9
Restructuring charges, net of cash expended	4.9	5.1	0.7
Impairment of long-term asset	—	—	20.0
Provision for (benefit from) deferred income taxes	(4.5)	2.2	(19.1)
Write-off of deferred financing charges and loss on settlement of derivative	6.7	—	8.7
Loss on retirement of property, plant and equipment	0.1	—	0.5
Income statement impact of change in value of derivatives	—	—	—
Interest on stockholder notes receivable	—	—	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(16.3)	(0.4)	(1.7)
Inventories	(11.5)	(4.0)	(2.3)
Prepaid expenses and other assets	8.6	(5.2)	6.5
Accounts payable	8.2	0.9	3.6
Accrued expenses and other liabilities	(11.3)	(2.3)	4.5

Net cash provided by operating activities	59.5	96.2	70.7
Cash flows from investing activities
Purchases of property, plant and equipment	(34.5)	(32.4)	(26.6)
Proceeds from sale of property, plant and equipment	—	0.1	0.3
Purchase of business, net of cash acquired	(138.5)	(26.8)	—
Changes in restricted cash	(1.2)	2.4	—
Changes in other assets	(5.4)	(3.3)	(0.2)

Net cash used in investing activities	(179.6)	(60.0)	(26.5)
Cash flows from financing activities
Payments on long-term debt	(255.6)	(1.2)	(230.4)
Issuance of common and preferred stock, net of offering costs	—	—	470.3
Proceeds from senior term loan	320.0	—	125.0
Redemption of preferred stock	—	—	(550.2)
Payments on long-term payables	—	—	(1.4)
Proceeds from senior subordinated notes	—	—	200.0
Proceeds from exercise of stock options for common and preferred stock and employee stock purchase plan	3.8	2.5	0.9
Debt issuance costs	(4.5)	—	(11.4)
Payment to settle derivatives	(0.1)	—	(0.8)

Net cash provided by financing activities	63.6	1.3	2.0
Effect of exchange rate changes on cash and cash equivalents	(8.5)	5.1	10.7

Net increase/(decrease) in cash and cash equivalents	(65.0)	42.6	56.9
Cash and cash equivalents at beginning of year	161.7	119.1	62.2

Cash and cash equivalents at end of year	$96.7	$161.7	$119.1

Supplementary cash flow information
Cash paid for interest	$21.1	$19.4	$16.7
Cash paid for income taxes	$4.2	$12.6	$9.3
Supplementary disclosure of non-cash investing and financing activities
Common stock issued for purchase of business	$—	$16.7	$—
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
     Effective July 29, 2000, AMI Spinco, Inc. (Spinco), a newly formed entity, and GA-TEK entered into a separation agreement (the Separation Agreement) whereby substantially all of the assets and liabilities of AMI and its related operating entities were transferred to Spinco in exchange for all of the Series A Preferred Stock of Spinco (see further discussion of the Preferred Stock in Note 12). For the period from July 29, 2000 through December 21, 2000, Spinco operated as a subsidiary of GA-TEK (the Parent).
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
     The Recapitalization was effected through the following transactions:
•	AMIS Holdings was capitalized with three tranches of capital stock: approximately 46.0 million shares of common stock; approximately 17.9 million shares of Series A Senior Redeemable Preferred Stock; and approximately 14.3 shares of Series B Junior Redeemable Convertible Preferred Stock.

•	The Parent’s ownership in Spinco was converted into the following securities of AMIS Holdings: (i) approximately 45.1 million shares of common stock, (ii) 17.5 million shares of Series A Senior Redeemable Preferred Stock, and (iii) 14.0 million shares of Series B Junior Redeemable Convertible Preferred Stock. The Parent was also issued a warrant to purchase an additional approximately 4.6 million shares of common stock.

•	Current and former executives’ ownership in Spinco was converted into the following securities of AMIS Holdings: (i) approximately 1.0 million shares of common stock, (ii) approximately 0.4 million shares of Series A Senior Redeemable Preferred Stock, and (iii) approximately 0.3 million shares of Series B Junior Redeemable Convertible Preferred Stock.

•	CVC and FP each acquired the following securities of AMIS Holdings directly from the Parent: (i) approximately 17.8 million shares of common stock, (ii) approximately 6.9 million shares of Series A Senior Redeemable Preferred Stock, and (iii) approximately 5.5 million shares of Series B Junior Redeemable Convertible Preferred Stock in exchange for $138.5 million in cash. Another third-party investment fund acquired the following securities of AMIS Holdings directly from the Parent: (i) approximately 0.4 million shares of common stock, (ii) approximately 0.2 million shares of Series A Senior Redeemable Preferred Stock, and (iii) approximately 0.1 million shares of Series B Junior Redeemable

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
2. Restatement of Financial Statements
     The Company has restated its consolidated financial statements for the year ended December 31, 2005. The determination to restate these financial statements was made by management in consultation with the Company’s Audit Committee on October 25, 2006, as a result of management’s identification of an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. The calculation error does not affect any periods prior to the fourth fiscal quarter of 2005.
     The following tables set forth the effects of the restatement on the Company’s previously reported statement of operations for the year ended December 31, 2005 (in millions, except per share amounts):

	As Previously
	Reported	Adjustments	As Restated

Benefit for income taxes	$2.0	$1.1	$3.1
Net income	$20.6	$1.1	$21.7

Basic net income per share	$0.24	$0.01	$0.25
Diluted net income per share	$0.23	$0.02	$0.25

     The following table presents the effect of the restatement on the consolidated balance sheet as of December 31, 2005 (in millions):

	As Previously
	Reported	Adjustments	As Restated

Deferred tax assets (long-term)	$50.3	$1.1	$51.4
Total assets	$739.7	$1.1	$740.8

Accumulated deficit	$(250.0)	$1.1	$(248.9)
Total stockholders’ equity	$298.7	$1.1	$299.8
Total liabilities and stockholders’ equity	$739.7	$1.1	$740.8

     The restatement had no net effect on operating cash flows for the year ended December 31, 2005. The following table presents the effect on the individual line items within operating cash flows on the consolidated statement of cash flows for the year ended December 31, 2005 (in millions):

	As Previously
	Reported	Adjustments	As Restated

Net income	$20.6	$1.1	$21.7
Benefit from deferred income taxes	$(3.4)	$(1.1)	$(4.5)
3. Significant Accounting Policies
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
     Revenue from contracts to perform engineering design and product development is recognized as milestones are achieved, which approximates the percentage-of-completion method. Costs associated with such contracts are expensed as incurred except as discussed in Note 8. Revenues under contracts acquired as part of the Flextronics acquisition are recorded using the completed contract method. This method is consistently applied to each of these contracts and revenue is recognized accordingly when the item enters production or when the contract is complete. For contracts that are recognized as milestones are achieved, a typical milestone billing structure is 40% at the start of the project, 40% at the creation of the reticle set and 20% upon delivery of the prototypes. Since up to 40% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, management analyzes those billings and the status of in-process design development projects at the end of each reporting period in order to determine that the milestone billings approximate percentage-of-completion on an aggregate basis. Management compares each project’s stage with the total level of effort required to complete the project, which management believes is representative of the cost-to-cost method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of the Company’s design development process and the billing and recognition of 20% of the project revenue after design development work is complete (which effectively defers 20% of the revenue recognition to the end of the contract), management believes the Company’s milestone method approximates the percentage-of-completion method in all material respects.
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

Restricted Cash
     Restricted cash as of December 31, 2005 is composed of a guarantee made by our Belgian subsidiary on behalf of our Philippine subsidiary related to the lease of their new facility. For prior periods, restricted cash was comprised of an escrow account, which was created to provide for the duties and obligations associated with an employment agreement between the Company and its Chief Executive Officer. Restricted cash is included as a component of other assets. (See Note 4.)
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
Debt Issuance Costs
     Debt issuance costs relate to fees incurred to obtain and amend bank term loans and revolving credit facilities and fees incurred in connection with senior subordinated notes (see Note 7). These costs are being amortized to interest expense over the respective lives of the debt issues on a straight-line basis, which approximates the effective interest method. Amortization expense was approximately $0.8 million, $1.3 million and $1.3 million for the years ended December 31, 2005, 2004, and 2003, respectively. During 2005, the Company repaid the senior subordinated notes (see Note 7). In connection with this repayment, the Company expensed approximately $6.7 million of unamortized debt issuance costs, which is included as part of other expense on the accompanying 2005 consolidated statements of operations. During 2003, the Company repaid the original term loan and a portion of the senior subordinated notes. In connection with this repayment, the Company expensed approximately $7.9 million of unamortized debt issuance costs, which is included as part of other expense on the accompanying 2003 consolidated statements of operations.
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
     The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for its reporting unit in the fourth quarter of each fiscal year. The Company performed its annual impairment test for goodwill, not including the goodwill acquired from the Flextronics acquisition in September 2005 (see Note 16) during the fourth quarter of 2005 and concluded that goodwill was not impaired. Due to the proximity of the Flextronics acquisition to the Company’s fiscal year end, the Company believes that the fair value of the reporting units that contain goodwill from the Flextronics acquisition of $57.9 million would continue to exceed the carrying value at December 31, 2005.
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
Stock Options
     For the year ended December 31, 2005 and prior, the Company has elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its employee stock options through the year ended December 31, 2005 rather than adopting the alternative fair value accounting provided for under SFAS No. 123, “Accounting for Stock-Based Compensation.”
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
     The following table provides pro forma information for the years ended December 31 (as restated) that illustrates the net income (loss), net income (loss) attributable to common stockholders (in millions, except per share data), and net income (loss) per common share as if the fair value method had been adopted under SFAS No. 123.

	2005	2004	2003
	(restated)

Net income (loss) as reported	$21.7	$52.4	$(0.4)
Less: Stock compensation expense determined under the fair value method, net of related tax effects	(13.3)	(3.9)	(0.3)
Add: Compensation expense associated with accelerated stock options, net of related tax effects	—	0.4	0.4

Amortization of deferred compensation, net of related tax effects	0.1	0.1	—

Pro forma net income (loss)	8.5	49.0	(0.3)
Preferred stock dividend as reported	—	—	(46.3)

Pro forma net income (loss) attributable to common stockholders	$8.5	$49.0	$(46.6)

Net income (loss) per common share:
Basic as reported	$0.25	$0.63	$(0.84)
Diluted as reported	$0.25	$0.60	$(0.84)
Pro forma basic	$0.10	$0.59	$(0.84)
Pro forma diluted	$0.10	$0.57	$(0.84)
     As of January 1, 2006, the Company will adopt SFAS No. 123R, “ Share-Based Payment.” As a result, during 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00. As a result, options to purchase approximately 1.9 million shares of the Company’s stock became exercisable immediately. Management expects this acceleration will reduce the pre-tax expense that the Company would have recognized with respect to stock-based compensation by approximately $5.0 million in 2006, $2.7 million in 2007 and $0.9 million in the aggregate for 2008 and 2009.
     The fair value of stock options was estimated at the date of grant using the Black-Scholes option valuation model which was developed for use in estimating the fair value of traded options, which have no vesting restrictions and are fully transferable. Option valuation methods require the input of highly subjective assumptions, including the expected stock price volatility. The fair value of these options was estimated at the date of the grant based on the following weighted-average assumptions as of December 31:

	2005	2004	2003
Dividend yield	0%	0%	0%
Volatility	66%	75%	8%
Risk-free interest rate	4.18%	3.14%	2.07%
Expected life in years	5.4	3.7	2.5
Weighted average fair value of options at grant date *	$7.01	$8.05	$2.16

*	The fair value of these options was estimated at the date of grant using the Black Scholes Value option pricing model subsequent to the IPO in 2003 and the Minimum Value option pricing model prior to the IPO.
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
     The following table sets forth the computation of basic and diluted shares outstanding for the years ended December 31 (in millions):

	2005	2004	2003

Weighted-average basic shares outstanding	85.7	82.9	55.4
Effect of dilutive securities—shares issuable upon exercise of options, warrants and contingently issuable shares	2.5	3.7	—

Weighted-average fully diluted shares outstanding	88.2	86.6	55.4

Derivatives
     In 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which was subsequently amended by SFAS No. 137, “Accounting for Derivative Financial Instruments and Hedging Activities — Deferral of the Effective Date of SFAS No. 133,” and SFAS No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities.” SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. (See Note 14 for further discussion.)
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

123 no longer will be an alternative to financial statement recognition. See “Stock-Based Compensation” in Note 3 for the pro forma net income (loss) and net income (loss) per share amounts for the years ended December 31, 2005, 2004 and 2003 as if the Company had used a fair-value-based method similar to the methods required under SFAS No. 123R to measure compensation expense for employee stock incentive awards. The Company intends to use the Black Scholes valuation model for expensing options upon adoption of SFAS No. 123R. SFAS No. 123R also provides for optional modified prospective or modified retrospective adoption. The Company has determined that it will use the modified prospective adoption method. Management expects the adoption to impact diluted earnings per share by $0.07 in 2006, although it will have no impact on the Company’s overall financial position. During 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00. As a result, options to purchase approximately 1.9 million shares of the Company’s stock became exercisable immediately. Management expects this acceleration will reduce the pre-tax expense that the Company will recognize with respect to stock-based compensation by approximately $5.0 million in 2005, $2.7 million in 2007 and $0.9 million in the aggregate for 2008 and 2009. In addition, as a result of the adoption, the Compensation Committee of the Board of Directors is considering granting performance shares and granting fewer stock options in 2006 and beyond.
     In November 2004, the FASB issued SFAS No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4.” This statement amends the guidance in ARB No. 43, Chapter 4, Inventory Pricing, to clarify the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material (spoilage). Paragraph 5 of ARB No. 43, Chapter 4, previously stated that “...under some circumstances, items such as idle facility expense, excessive spoilage, double freight, and rehandling costs may be so abnormal as to require treatment as current period charges...” SFAS No. 151 requires that those items be recognized as current-period charges regardless of whether they meet the criterion of “so abnormal.” In addition, this statement requires that allocation of fixed production overheads to the costs of conversion be based on the normal capacity of the production facilities. The provisions of SFAS 151 shall be applied prospectively and are effective for inventory costs incurred during fiscal years beginning after June 15, 2005, with earlier application permitted for inventory costs incurred during fiscal years beginning after the date this Statement was issued. The Company’s adoption of SFAS No. 151 is not expected to have a material impact on its financial position and results of operations.
Reclassifications
     Certain prior year amounts shown have been reclassified to conform to the current year presentation.
4. Financial Statement Details
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

5. Lease and Other Commitments
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
6. Transactions with Related Parties
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

7. Long-Term Debt
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
     On September 9, 2005, AMI Semiconductor, Inc. amended its senior secured credit facilities by borrowing an additional $110.0 million under the term loan to fund a portion of the purchase of substantially all of the assets and certain liabilities of the semiconductor division of Flextronics International USA Inc. (see Note 16). The new amended senior credit facilities consist of the new amended senior secured term loan and a $90.0 million revolving credit facility, of which $0.3 million was allocated to a letter of credit as of December 31, 2005. The Company recorded an additional $1.6 million in deferred financing costs related to this amendment. Pursuant to the senior credit facility the covenants require 100% of the domestic corporations’ equity and 65% of the directly owned foreign corporations’ equity be collateralized. The term loan requires principal payments of $0.8 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan, which is based on LIBOR + 1.5, on December 31, 2005, 2004 and 2003 was 5.9%, 4.9% and 3.6%, respectively. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.
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
     On November 1, 2003, the Company used proceeds from the IPO and the new Term Loan to exercise a call provision and redeem 35% of the senior subordinated notes for approximately $77.5 million including accrued interest to the date of redemption. Pursuant to the Indenture, this amount included a premium of 10.75% of the principal amount, which was charged to expense in 2003. In connection with the repayment of the senior subordinated notes, the Company wrote off approximately $2.8 million of deferred financing costs. The premium and write-off of the deferred financing costs were charged to other expense in 2003 on the accompanying consolidated statements of operations. The $130.0 million remaining balance of the senior subordinated notes was repaid in conjunction with the refinancing of the senior credit facilities in 2005.
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
8. Customer-Funded Product Development Activities
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
9. Income Taxes
     The provision for income taxes for the years ended December 31 is as follows (in millions):

	2005	2004	2003
	(restated)
Federal:
Current	$—	$0.1	$—
Deferred	(6.4)	5.5	(12.5)

	(6.4)	5.6	(12.5)

State:
Current	—	—	—
Deferred	(0.7)	1.0	(2.2)

	(0.7)	1.0	(2.2)

Foreign:
Current	1.4	12.3	11.4
Deferred	2.6	(3.9)	(4.8)

	4.0	8.4	6.6

Total	$(3.1)	$15.0	$(8.1)

     The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% for the following years ended December 31 as follows (in millions):

	2005	2004	2003
	(restated)
Federal tax at statutory rate	$6.5	$23.6	$(3.0)
State taxes (net of federal benefit)	0.7	4.0	(0.5)
Impact of Foreign tax rates	(3.7)	(5.6)	(6.3)
Foreign research and development credits	—	(0.9)	—
Change in valuation allowance	(6.2)	(6.4)	1.9
Change in estimate of blended statutory rate	1.7	—	—
Permanent differences	(2.3)	—	(0.5)
Other, net	0.2	0.3	0.3

Total	$(3.1)	$15.0	$(8.1)

Effective tax rate	-16.7%	22.3%	-95.3%

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in millions):

	2005	2004
	(restated)
Deferred tax assets:
Foreign research and development investment deduction	$16.3	$19.7
Reserves not currently deductible	9.4	8.2
Intangible asset basis difference	62.6	71.9
Net operating loss carryforwards	50.4	37.5
Tax credit carryforwards	4.2	2.7
Other	0.2	1.2

Total deferred tax assets	143.1	141.2
Deferred tax liabilities:
Tax in excess of book depreciation	(36.1)	(34.6)
Prepaid pension asset	(2.9)	(4.3)
Other	(5.6)	(5.8)

Total deferred tax liabilities	(44.6)	(44.7)

	98.5	96.5
Valuation allowance	(45.3)	(50.4)

Net deferred tax assets	$53.2	$46.1

     Pretax income from foreign operations was approximately $23.9 million, $36.2 million, and $31.4 million for 2005, 2004 and 2003, respectively. As of December 31, 2005, undistributed pretax earnings of certain foreign subsidiaries in the amount of approximately $114.6 million is considered by the Company to be permanently invested outside the U.S. and, accordingly, U.S. income taxes have not been provided on this amount.
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
     At December 31, 2005, aggregated federal and state net operating loss carryforwards were $127.5 million and aggregated tax credit carryforwards were $4.2 million. Net operating loss carryforwards will begin to expire in 2021. The tax credit carryforwards include federal and state research and development credits of $2.6 million and state investment tax credits of $1.6 million, which begin expiring in 2015. The state investment tax credits are treated as a reduction in income taxes in the year in which the credits arise in accordance with APB 4, Accounting for the Investment Credit. At December 31, 2005, the Company had no remaining foreign net operating loss carryforwards. Under the “change of ownership” provisions of the Internal Revenue Code utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation.
10. Employee Benefit Plans
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
Defined Benefit Plan
     Certain Belgian employees are also eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The prepaid pension asset recorded on the accompanying 2005 and 2004 balance sheets represents the amount of the net assets in the pension fund in excess of the post-retirement obligation.

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
11. Contingencies
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
12. Stockholders’ Equity (Deficit)
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
13. Stock Based Compensation
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
     During 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options previously awarded to employees and officers that had exercise prices per share of $13.00 or higher. As a result, options to purchase approximately 1.9 million shares of the Company’s stock became exercisable immediately. The resulting pro forma expense, net of tax expense of $5.2 million, is included in the 2005 pro forma expense, net of tax amount of $13.3 million in Note 3 above.
     The Company grants stock options pursuant to its Amended and Restated 2000 Equity Incentive Plan, which was originally adopted by Spinco (see Note 1) on July 29, 2000. In general, options granted vest over three and a half to four years. In 2003, the Board of Directors amended and restated the 2000 Equity Incentive Plan and revised the share reserve such that it shall not exceed in the aggregate approximately 11.9 million shares of common stock, plus an annual increase on the first day of each fiscal year during the term of the Plan beginning January 1, 2005 through

January 1, 2010, in each case in an amount equal to the lesser of (i) 1.8 million shares, (ii) 2.5 % of the number of shares of the common stock outstanding on such date, or (iii) an amount determined by the Board.
     A summary of option activity under the Plan for the three years ended December 31, 2005, for both option units and common stock options is as follows (in millions, except per share and year amounts):

				Weighted Average Exercise Price
		Number of	Number of				Weighted-
	Number of	Senior	Junior		Senior	Junior	average
	Common	Preferred	Preferred	Common	Preferred	Preferred	Remaining
	Shares	Shares	Shares	Shares	Shares	Shares	Contractual Life

Balance at January 1, 2003	5.5	0.5	0.4	$0.72	$8.80	$8.97	8.27 years
Options granted	0.7	—	—	10.58	—	—
Options exercised	(1.1)	—	—	0.66	9.35	9.59
Options canceled	(0.2)	—	—	0.82	9.20	9.41
Options redeemed	—	(0.5)	(0.4)	—	9.72	9.98

Balance at December 31, 2003	4.9	—	—	2.11	—	—	7.75 years
Options granted	2.9	—	—	15.05	—	—
Options exercised	(1.4)	—	—	0.76	—	—
Options canceled	(0.3)	—	—	13.87	—	—

Balance at December 31, 2004	6.1	—	—	8.08	—	—	8.12 years
Options granted	3.0	—	—	$11.68	—	—
Options exercised	(1.2)	—	—	0.81	—	—
Options canceled	(0.4)	—	—	12.57	—	—

Balance at December 31, 2005	7.5	—	—	$10.40	$—	$—	7.23 years

     The following table summarizes exercisable options at December 31, 2005, 2004, and 2003 (in millions):

Exercisable
Shares
December 31, 2005:
Common Stock	4.5
December 31, 2004:
Common Stock	2.3
December 31, 2003:
Common Stock	2.5
     The following information relates to common stock options outstanding and exercisable at December 31, 2005:

	Options Outstanding			Options Exercisable
	Number	Weighted Average		Number
Range of	Outstanding	Remaining	Weighted-Average	Exercisable	Weighted-Average
Exercise Prices	(in millions)	Contractual Life	Exercise Price	(in millions)	Exercise Price

$0.53 – $11.14	2.6	6.29	$3.77	1.7	$0.95
$11.86 – $14.28	3.6	7.49	$12.83	1.5	$14.09
$14.51 – $20.00	1.3	8.39	$16.99	1.3	$16.98

$0.53–$20.00	7.5	7.23	$10.40	4.5	$10.11

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
14. Derivatives and Hedging
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
15. Restructuring and Impairment Charges
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

16. Purchase of the Semiconductor Business of Flextronics International USA Inc.
     On September 9, 2005, AMI Semiconductor, Inc., Emma Mixed Signal CV and AMI Semiconductor Israel LTD, subsidiaries of the Company, acquired substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. (the “Flextronics Semiconductor Business”) for approximately $138.5 million in cash plus other liabilities. This is referred to as the “Flextronics Acquisition.” The Flextronics Semiconductor Business specializes in custom mixed-signal products, imaging sensors and digital application specific integrated circuits including field programmable gate array conversion products. The Flextronics Semiconductor Business employed approximately 170 people in the United States, the Netherlands and Israel, of which the Company retained approximately half. The Company amended its existing credit facility in order to permit the acquisition and new indebtedness, increased its existing senior secured term loan by $110.0 million and used this additional term loan and existing cash to finance the Flextronics acquisition (see Note 7).
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

	Years Ended December 31:
	2005	2004
Revenue	$565.7	$588.0
Net income	$16.6	$44.4
Basic net income per common share	$0.19	$0.54
Diluted net income per common share	$0.19	$0.51
     The unaudited pro forma information for the year ended December 31, 2004 combines the Company’s historical results for the year ended December 31, 2004 with the Flextronics Semiconductor Division’s historical results for its fiscal year ended March 31, 2005. The revenue and excess revenue over direct expenses of the Flextronics Semiconductor Division for the three months ended March 31, 2005 was $20.3 million and $2.3 million, respectively.
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
17. Acquisition of Dspfactory Ltd.
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
19. Quarterly Financial Data (unaudited)

	Year
	2005				2004
	Q1 (1)	Q2 (2)	Q3 (3)	Q4	Q1	Q2	Q3	Q4 (5)
				(restated)
				(4)
			(in millions, except loss per share)
Revenue	$115.9	$122.5	$125.6	$139.6	$128.3	$134.5	$131.2	$123.3
Gross profit	$53.8	$60.2	$61.6	$61.6	$59.0	$63.2	$63.6	$60.5
Net income (loss)	$(11.1)	$11.3	$11.7	$9.8	$13.5	$15.4	$16.2	$7.3
Basic net income (loss) per common share	$(0.13)	$0.13	$0.14	$0.11	$0.16	$0.19	$0.20	$0.09
Diluted net income (loss) per common share	$(0.13)	$0.13	$0.13	$0.11	$0.16	$0.18	$0.19	$0.08
Weighted average number of common shares used to compute basic net income (loss) per common share	85.2	85.6	85.9	86.2	82.1	82.5	82.9	83.9
Weighted average number of common shares used to compute diluted net income (loss) per common share	85.2	87.9	88.1	88.8	86.3	86.3	86.4	87.3

(1)	In the first quarter of 2005, the Company recorded nonrecurring charges of approximately $34.8 million related to redemption of the Company’s senior subordinated notes.

(2)	In the second quarter of 2005, the Company recorded restructuring charges of approximately $1.0 million related primarily to the relocation of its sort operations to the Philippines.

(3)	The results of the Flextronics acquisition have been included in the Company’s operations since the September 9, 2005 acquisition date. The Company also recorded $0.8 million related to the write-off of in-process research and development in association with the Flextronics acquisition in the third quarter of 2005.

(4)	In the fourth quarter of 2005, the Company recorded restructuring charges of $3.8 million primarily related to the termination of certain employees related to its fab consolidation plan.

(5)	In the fourth quarter of 2004, the Company recorded restructuring charges of approximately $7.9 million primarily related to the termination of certain employees. The results of the Dspfactory acquistion have been included in the Company’s operations since the November 12, 2004 acquisition date. The Company also recorded $1.5 million related to the write-off of in-process research and development in association with the acquisition of Dspfactory, Ltd.
ITEM 9A. CONTROLS AND PROCEDURES
Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2005. A material weakness in internal control over financial reporting related to our controls surrounding the recognition of revenue in the proper period was identified in our Quarterly Report on Form 10-Q for the quarter ended October 1, 2005. This material weakness was not remediated and therefore remained a material weakness as of December 31, 2005. Additionally a material weakness related to our controls surrounding the accounting for income taxes existed as of December 31, 2005. Therefore, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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
Management’s Report on Internal Control Over Financial Reporting
     Management’s Report on Internal Control Over Financial Reporting is included on page 29 of this annual report on Form 10-K/A (Amendment No. 1).
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
     In the fourth quarter of 2005, pursuant to these terms and conditions, we recognized revenue on shipments that were made available to the buyer but not picked up by the buyer or the buyer’s carrier at our specified location. We subsequently determined that despite updating our terms and conditions of sale for ExWorks shipments, our controls and procedures were not sufficient to ensure that revenue was being recognize in the proper period under U.S. generally accepted accounting principles as of December 31, 2005. We determined that product had to be picked up from our specified location by the buyer’s carrier at a minimum, except where the buyer has affirmatively agreed to our terms and conditions of sale, in order for revenue to be recognized. As a result, we determined that revenue recognized for shipments not picked up by the buyer’s carrier and where the customer did not affirmatively acknowledge our new terms and conditions, needed to be reversed. Had this material weakness in internal control over financial reporting not been identified prior to the reporting date of our Annual Report on Form 10-K, fourth quarter and full year 2005 revenues and net income would have been overstated by $1.8 million and $0.6 million, respectively. This revenue will be recognized in the first quarter of 2006.
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
     A material weakness related to the design of our controls over the accounting for income taxes existed as of December 31, 2005. We believe the control that failed was the lack of review of the tax provision by someone with sufficient knowledge of complicated tax rules independent of the preparer. During the income tax provision calculation for the quarter and year ended December 31, 2005, we determined that we needed to provide income taxes on Subpart F income. A calculation of this additional tax expense was recorded in the fourth quarter of 2005. Because this was identified as a result of the filing of a tax return with Belgian tax authorities on September 30, 2005 and because there were certain changes to tax methods used in this tax return that resulted in the Subpart F impact in the U.S., this was determined to be a change in estimate in the fourth quarter of 2005. Estimates of the 2006 Subpart F income have been included in the quarterly provision calculations, but in third quarter of 2006 we discovered the errors had been made in the Subpart F calculations that were recorded in the fourth quarter of 2005 resulting in higher income tax expense and lower net income in that period as originally recorded. The impact of the error was deemed to be material if it had been recorded in the third quarter of 2006, and therefore, it is required that prior periods be restated to correct the error. The error resulted in an overstatement of income tax expense and an understatement of net income of $1.1 million for the year ended December 31, 2005.
     We intend to remediate this material weakness with regard to income taxes in 2006 by having, among other controls, multiple levels of review of the tax provision and related areas, including a review by external experts of our income tax provision calculations. Additionally, we have and will continue to utilize third party experts to assist in assessing complex tax issues.
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
Date: November 22, 2006
     Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/s/ CHRISTINE KING	Chief Executive Officer and Director	November 22, 2006

Christine King	(Principal Executive Officer)

/s/ DAVID A. HENRY	Chief Financial Officer	November 22, 2006

David A. Henry	(Principal Financial and Accounting
Officer)

Exhibit Index

Exhibit
No.	Document

3.1	Restated Certificate of Incorporation of AMIS Holdings, Inc., as amended (16)

3.2	Amended and Restated By-Laws of AMIS Holdings, Inc. (4)

4.1	Indenture dated as of January 29, 2003 among AMI Semiconductor, Inc., AMIS Holdings, Inc., AMI Acquisition LLC, AMI Acquisition II LLC and J.P. Morgan Trust Company, N.A. (1)

4.2	Form of Certificate of Common Stock, par value $0.01 per share, of AMIS Holdings, Inc. (2)

10.1	Credit Agreement dated as of December 21, 2000 among the Company, AMIS Holdings, Inc. (formerly named AMI Holdings, Inc.), the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the “Credit Agreement”) (3)

10.2	Global Assignment and Acceptance and Amendment dated as of February 20, 2001 relating to the Credit Agreement (3)

10.3	Amendment No. 2, Waiver and Agreement dated as of February 6, 2002, relating to the Credit Agreement (3)

10.4	Amendment No. 3, Consent, Wavier and Agreement dated as of May 2, 2002, relating to the Credit Agreement (3)

10.5	Amendment No. 4, Waiver and Agreement dated as of September 6, 2002, relating to the Credit Agreement (3)

10.6	Summary of Director Compensation (16)

*10.7	Amended and Restated Employment Agreement dated as of August 15, 2001 by and between AMIS Holdings, Inc. and Christine King (13)

10.8	First Amended and Restated Shareholders’ Agreement among AMIS Holdings, Inc. and the holders named therein (4)

10.9	Supply Agreement between STMicroelectronics, NV and AMI Semiconductor Belgium BVBA dated June 26, 2002 (8)

10.10	Form of warrant held by Merchant Capital, Inc. to purchase shares of common stock of AMIS Holdings, Inc. (8)

10.11	Form of warrant held by Nippon Mining Holdings, Inc. (formerly Japan Energy Electronic Materials, Inc.) to purchase shares of common stock of AMIS Holdings, Inc. (8)

10.12	Agreement dated May 8, 2002 between AMI Semiconductor Belgium BVBA, AMI Semiconductor, Inc. and STMicroelectronics NV for the acquisition of the business of the Mixed Signal Division of Alcatel Microelectronics (8)

10.13	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco Inc. and Francisco Partners GP, LLC (8)

Exhibit
No.	Document

10.14	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco, Inc. and TBW LLC (8)

*10.15	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (12)

10.16	Form of Indemnification Agreement for directors and executive officers of AMIS Holdings, Inc. (13)

*10.17	Appendix to the Minutes of the General Shareholders’ Meeting regarding the Appointment of Mr. Walter Mattheus in the Office of Compensated Director of AMI Semiconductor Belgium BVBA dated June 26, 2002 (8)

10.18	Assignment and Assumption Agreement dated June 26, 2002 between STMicroelectronics NV and AMI Semiconductor, Inc.; Assignment and Assumption Agreement dated June 26, 2002 between Alcatel Microelectronics NV and AMI Semiconductor, Inc. (14)

*10.19	Amended and Restated AMIS Holdings, Inc. 2003 Employee Stock Purchase Plan (5)

10.20	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.13 (13)

10.21	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.14 (13)

10.22	Asset Purchase Agreement dated September 9, 2004 among AMI Semiconductor, Inc., Emma Mixed Signal C.V., AMI Semiconductor Canada Company, AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein (5)

10.23	Share Purchase Agreement dated September 9, 2004 among AMI Semiconductor Netherlands B.V., AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein (5)

*10.24	Key Manager Incentive Plan for 2006 (16)

*10.25	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option) (6)

*10.26	Key Manager Incentive Plan for 2004, as amended (16)

*10.27	Key Manager Incentive Plan for 2005 (7)

10.28	Amendment No. 1 to the First Amended and Restated Shareholders’ Agreement (15)

10.29	Contract of Lease, as amended (15)

10.30	Memorandum of Agreement, as amended (15)

*10.31	Terms of Compensation Arrangement with Jon Stoner (16)

*10.32	Employment Agreement dated as of July 26, 2005 by and between AMIS Holdings, Inc. and Christine King (9)

*10.33	Terms of Compensation Arrangement with Charlie Lesko (16)

*10.34	Terms of Compensation Arrangement with David Henry (16)

10.35	Credit Agreement dated as of April 11, 2004, among AMIS Holdings, Inc., AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation as Collateral Agent and Administrative Agent (10)

Exhibit
No.	Document

10.36	Asset Purchase Agreement dated as of September 9, 2005, between AMI Semiconductor, Inc. Emma Mixed Signal C.V., AMI Semiconductor Israel Ltd., AMIS Holdings, Inc. and Flextronics Semiconductor, Inc., Flextronics International USA, Inc., Flextronics Semiconductor Ltd. (UK), Flextronics Semiconductor Ltd., Peripheral Imaging Corporation, KMOS Semiconductor, Inc., and Flextronics Semiconductor Design, Inc. (11)

10.37	Amendment No. 1 Consent, Waiver and Agreement dated August 19, 2005, to the Credit Agreement dated as of April 1, 2005 (11)

10.38	Agreement in Principle (16)

21.1	Direct and Indirect Subsidiaries of AMIS Holdings, Inc. (16)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits to our registration statement on Form S-4 (No. 333-103070) filed on February 10, 2003.

(2)	Incorporated by reference to the exhibits to our registration statement on Form S-1 (No. 333-108028) filed on August 15, 2003.

(3)	Incorporated by reference to the exhibits to our registration statement on Form S-4/A (No. 333-103070) filed on May 13, 2003.

(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 25, 2004.

(6)	Incorporated by reference to the exhibits to our current report on Form 8-K dated October 1, 2004, filed on February 7, 2005.

(7)	Incorporated by reference to the exhibit to our current report on Form 8-K dated February 16, 2005 filed on February 22, 2005.

(8)	Incorporated by reference to the exhibits to the registration statement on Form S-4/A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 2, 2003.

(9)	Incorporated by reference to the exhibits to our current report on Form 8-K dated July 26, 2005, filed on August 1, 2005.

(10)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended April 2, 2005.

(11)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended October 1, 2005.

(12)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 27, 2003.

(13)	Incorporated by reference to the exhibits to our registration statement on Form S-1/A (No. 333-108028) filed on September 18, 2003.

(14)	Incorporated by reference to the exhibits to the registration statement on Form S-4/A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 13, 2003.

(15)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2005 filed on March 15, 2006.