Form 10-Q/A
period 2006-04-01
AMIS HOLDINGS INC
filed 2006-11-22
CIK 1161963

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q/A (Amendment No. 1)

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

AMIS Holdings, Inc.

FORWARD-LOOKING STATEMENTS
     This quarterly report on Form 10-Q/A contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the failure to efficiently operate our manufacturing facilities, availability of required capacity at our key subcontractors, manufacturing underutilization, changes in the conditions affecting our target markets, fluctuations in customer demand, timing and success of new products, competitive conditions in the semiconductor industry, failure to properly operate our manufacturing facilities so as to avoid manufacturing defects and unnecessary scrap, failure to successfully integrate the Flextronics business, loss of key personnel, general economic and political uncertainty, conditions in the semiconductor industry, the other factors identified under “Factors that May Affect Our Business and Future Results” in Part II, Item 1A “Risk Factors” in this quarterly report on Form 10-Q/A and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC), including our annual report on Form 10-K for the year ended December 31, 2005 as amended by Amendment No. 1 on Form 10-K/A. In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

Explanatory Note
This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended April 1, 2006, filed with the Securities and Exchange Commission (SEC) on May 9, 2006 is being filed to restate our first quarter 2006 consolidated financial statements and other financial information to give effect to adjustments resulting from our identification of an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. We have previously filed Form 10-K/A to restate our 2005 consolidated financial statements and other financial data because this error was determined to be material to our 2005 consolidated financial statements and other financial data. While the error had an impact for the first fiscal quarter of 2006, management has determined that the impact is not material to that period. However, the financial data for that period has been restated in order to properly reflect income tax expense. Additionally, the balance sheet as of December 31, 2005, included in this Form 10-Q/A has been restated to reflect the impact of this error in 2005. We added a revised disclosure in Note 2 to the Condensed Consolidated Financial Statements discussing the restatement and renumbered the original footnotes accordingly. This Form 10-Q/A (Amendment No. 1) amends and restates Part I — Items 1, 2, 3, and 4 and Part II — Items 1A and 6 of the May 9, 2006 filing, in each case to reflect only the adjustments described herein and no other information in our May 9, 2006 filing is amended hereby. Except for the foregoing amended information, the May 9, 2006 filing does not reflect events occurring after May 9, 2006, nor does it modify or update those disclosures, except as discussed above or in Note 2 to the Condensed Consolidated Financial Statements.

iii

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	April 1, 2006	December 31, 2005
	(restated, unaudited)	(restated)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$102.9	$96.7
Accounts receivable, net	101.8	99.9
Inventories	72.2	64.3
Deferred tax assets	3.9	4.5
Prepaid expenses	21.8	22.9
Other current assets	7.4	8.8

Total current assets	310.0	297.1

Property, plant and equipment, net	202.2	203.8
Goodwill, net	82.3	72.6
Other intangibles, net	89.8	92.5
Deferred tax assets	53.7	51.4
Other long-term assets	21.5	23.4

Total assets	$759.5	$740.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.2	$3.2
Accounts payable	44.1	48.8
Accrued expenses and other current liabilities	61.4	62.7
Foreign deferred tax liability	1.9	2.7
Income taxes payable	0.8	0.7

Total current liabilities	111.4	118.1

Long-term debt, less current portion	313.9	314.7
Other long-term liabilities	7.9	8.2

Total liabilities	433.2	441.0

Stockholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	546.0	534.4
Accumulated deficit	(240.4)	(248.9)
Accumulated other comprehensive income and other	19.8	13.4

Total stockholders’ equity	326.3	299.8

Total liabilities and stockholders’ equity	$759.5	$740.8

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)

	(In millions, except per share data)
Revenue	$138.6	$115.9
Cost of revenue	75.6	62.1

	63.0	53.8

Operating expenses:
Research and development	24.1	21.0
Marketing and selling	11.3	9.7
General and administrative	8.5	6.5
Amortization of acquisition-related intangible assets	4.1	1.2
Restructuring charges	2.1	0.3

	50.1	38.7

Operating income	12.9	15.1

Other income (expense):
Interest income	0.7	0.8
Interest expense	(5.0)	(5.4)
Other income (expense), net	0.1	(34.8)

	(4.2)	(39.4)

Income (loss) before income taxes	8.7	(24.3)
Provision for (benefit from) income taxes	0.2	(13.2)

Net income (loss)	$8.5	$(11.1)

Basic net income (loss) per common share	$0.10	$(0.13)

Diluted net income (loss) per common share	$0.10	$(0.13)

Weighted average number of shares used in calculating basic net income (loss) per common share	86.7	85.2

Weighted average number of shares used in calculating diluted net income (loss) per common share	89.1	85.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)
	(In millions)
Cash flows from operating activities
Net income (loss)	$8.5	$(11.1)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	14.7	12.0
Amortization of deferred financing costs	0.2	0.3
Stock-based compensation expense	1.8	0.1
Write-off of deferred financing costs	—	6.7
Benefit from deferred income taxes	(2.0)	(14.7)
Loss on disposition of property, plant and equipment	0.1	—
Change in value of derivative	0.2	—
Changes in operating assets and liabilities:
Accounts receivable	(0.6)	2.1
Inventories	(6.7)	(2.8)
Prepaid expenses and other assets	0.6	5.4
Accounts payable	(5.3)	(2.0)
Accrued expenses	(1.4)	(12.5)

Net cash provided by (used in) operating activities	10.1	(16.5)
Cash flows from investing activities
Purchases of property, plant and equipment	(7.8)	(3.7)
Change in restricted cash	—	(1.5)
Change in other assets	1.8	(5.0)

Net cash used in investing activities	(6.0)	(10.2)
Cash flows from financing activities
Payments on long-term debt	(0.8)	(253.5)
Proceeds from bank borrowings	—	210.0
Payment of deferred financing costs	—	(2.7)
Proceeds from derivative transaction	0.6	—
Proceeds from exercise of stock options	1.3	1.8

Net cash provided by (used in) financing activities	1.1	(44.4)
Effect of exchange rate changes on cash and cash equivalents	1.0	(3.3)

Net increase (decrease) in cash and cash equivalents	6.2	(74.4)
Cash and cash equivalents at beginning of period	96.7	161.7

Cash and cash equivalents at end of period	$102.9	$87.3

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
     In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2005 contained in the Company’s Annual Report on Form 10-K/A.
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
     The Company recorded $1.8 million of share-based compensation expense and capitalized $0.3 million as inventory for the three months ended April 1, 2006, which was recorded to the following line items of the Statement of Operations and Balance Sheet (in millions):

Three months ended
Financial Statement Line Item	April 1, 2006
Research and development	$0.8
General and administrative	$0.8
Sales and marketing	$0.2
Inventory	$0.3
     As a result of adopting SFAS 123(R), the Company’s net income is $1.2 million lowerthan if it had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share for the three-month period ended April 1, 2006, are both $0.01 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.
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
     Expected Dividend — The dividend rate used is zero as the Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company is restricted from paying dividends under its senior secured credit facilities.

     Risk-Free Interest Rate — The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.
     Estimated Forfeitures — The forfeiture rate is determined using a weighted average of historical forfeiture rates and approximates 10.3% at April 1, 2006.
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
Note 2: Restatement of Financial Statements
     The Company restated its historical consolidated financial statements for the year ended December 31, 2005 and for the three months ended April 1, 2006. The determination to restate these financial statements was made by management in consultation with the Company’s Audit Committee on October 25, 2006, as a result of management’s identification of an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. The calculation error does not affect any periods prior to the fourth fiscal quarter of 2005.
     The following tables set forth the effects of the restatement on the Company’s previously reported statement of operations for the three month period ended April 1, 2006 (in millions, except per share amounts):

	As Previously
	Reported	Adjustments	As Restated

Provision for income taxes	$0.3	$(0.1)	$0.2
Net income	$8.4	$0.1	$8.5

Basic net income per share	$0.10	$—	$0.10
Diluted net income per share	$0.09	$0.01	$0.10

     The following table presents the effect of the restatement on the consolidated balance sheets as of December 31, 2005 and April 1, 2006 (in millions):

	As Previously
Selected Balance Sheet Data at December 31, 2005	Reported	Adjustments	As Restated

Deferred tax assets (long-term)	$50.3	$1.1	$51.4
Total assets	$739.7	$1.1	$740.8

Accumulated deficit	$(250.0)	$1.1	$(248.9)
Total stockholders’ equity	$298.7	$1.1	$299.8
Total liabilities and stockholders’ equity	$739.7	$1.1	$740.8

	As Previously
Selected Balance Sheet Data at April 1, 2006	Reported	Adjustments	As Restated

Deferred tax assets (long-term)	$52.5	$1.2	$53.7
Total assets	$758.3	$1.2	$759.5

Accumulated deficit	$(241.6)	$1.2	$(240.4)
Total stockholders’ equity	$325.1	$1.2	$326.3
Total liabilities and stockholders’ equity	$758.3	$1.2	$759.5

     The restatement had no net effect on operating cash flows for the three months ended April 1, 2006. The following table presents the effect to the individual line items within operating cash flows on the consolidated statements of cash flows for the three months ended April 1, 2006 (in millions):

	Three months ended:
	April 1, 2006
	As Previously
	Reported	Adjustments	As Restated

Net income	$8.4	$0.1	$8.5
Benefit from deferred income taxes	$(1.9)	$0.1	$(2.0)
Note 3: Stock-Based Benefit Plans
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
Stock Option Activity
     A summary of option activity for common stock options is as follows (in millions, except per share amounts):

			Weighted- average	Aggregate
	Number of	Weighted Average	Remaining	Intrinsic Value
	Common Shares	Exercise Price	Contractual Life	(in millions)

Balance at December 31, 2005	7.5	$10.40	7.23 years
Options granted	0.2	$8.41
Options exercised	(0.1)	$0.90		$1.3
Options canceled	(0.1)	$10.94

Balance at April 1, 2006	7.5	$10.52	7.01 years	$14.2

     The following information relates to common stock options at April 1, 2006:

			Weighted
		Weighted-	Average	Aggregate
	Number (in	Average	Remaining	Intrinsic Value (in
	millions)	Exercise Price	Contractual Life	millions)

Stock Options:
Exercisable	4.5	$10.28	7.27 years	$12.7
Vested or expected to vest	7.1	$10.50	7.03 years
Vested during first quarter	0.1	$5.75	7.61 years	$0.5
Unvested at 1/1/06	3.2	$10.68	6.66 years
Unvested at 4/1/06	3.1	$10.87	6.63 years
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
     The following table sets forth the computation of basic and diluted net income (loss) per common share (in millions):

	Three Months Ended
	April 1,	April 2,
	2006	2005
	(restated)

Numerator (Basic and Diluted):
Net income (loss)	$8.5	$(11.1)
Denominator:
Weighted average shares outstanding-basic	86.7	85.2

Stock options and warrants (treasury stock method)	2.4	—

Weighted average shares outstanding-diluted	89.1	85.2

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
Note 9: Comprehensive Income (Loss)

	For the three months ended:
	April 1, 2006	April 2, 2005
	(restated)
	(in millions)
Net income (loss)	$8.5	$(11.1)
Gains (losses) related to changes in cumulative translation adjustment	6.4	(5.4)
Losses related to derivative activity	(0.2)	—

Comprehensive income (loss)	$14.7	$(16.5)

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
Note 13: Segment Reporting
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

Note 14: Acquisitions
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
Note 15: Subsequent Events
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

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Unaudited Condensed Consolidated Financial Statements included elsewhere herein. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. For example, the “Outlook” section below contains numerous forward-looking statements. Actual results could differ materially from those discussed below. See “Factors That May Affect Our Business and Future Results” in Part II, Item 1A “Risk Factors” in this quarterly report on Form 10-Q/A for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the company” refer to AMIS Holdings, Inc. and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly owned subsidiary of the company.
Restatement of Previously Issued Financial Statements
     As discussed more fully in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, we have restated our previously issued consolidated financial statements as of and for the year ended December 31, 2005. This document restates our consolidated financial statements as of and for the three months ended April 1, 2006. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 1 of this Quarterly Report on Form 10-Q/A (Amendment No. 1).
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
Income Taxes
     Income tax expense was $0.2 million in the first quarter of 2006, compared with an income tax benefit of $13.2 million in the first quarter of 2005. The effective tax rate was 2.3% in the first quarter of 2006. The effective tax rate for the first quarter of 2005 was not a meaningful number due to a large loss in the U.S. related to our debt refinancing activities in the first quarter, while income was recorded in jurisdictions with lower statutory tax rates. The effective tax rate in the first quarter of 2006 was unusually low due, in part, to a high proportion of income in low-tax jurisdictions and a reduction in our valuation allowance for deferred tax assets. Income tax expense for the three months ended April 1, 2006 was restated due to an error in the accounting for income taxes on income deemed to be distributed to the U.S parent company from certain of our foreign affiliates. See Note 2 to our consolidated financial statements contained elsewhere in this Form 10-Q/A (Amendment No. 1) for further discussion.
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
     As a result of adopting SFAS 123(R), our income before income taxes and net income for the three months ended April 1, 2006, are $1.8 million and $1.2 million lower, respectively, than if we had continued to account for share-based compensation under APB 25. Basic and diluted earnings per share would have both been $0.11, respectively, if we had not adopted SFAS 123(R), compared to reported basic and diluted earnings per share of $0.10, respectively. To reduce future compensation expense associated with our equity compensation program, the Compensation Committee of our Board of Directors is considering granting performance shares in the future and granting fewer stock options in 2006 and beyond.
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
     We also have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the Euro, the Japanese Yen and the Philippine Peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct effect on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of April 1, 2006, approximately 67% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of April 1, 2006, would cause a change in consolidated net assets of approximately $15.4 million, primarily due to Euro denominated exposures. We have attempted to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. On March 31, 2006, AMI Semiconductor, Inc. entered into a foreign currency forward contract to sell €35.0 million on July 5, 2006 at a rate of $1.219817 per €1. At April 1, 2006, the existing forward contract to sell €30.0 million on April 4, 2006 at a rate of $1.18525 per €1was offset by a spot contract to buy €30.0 million at a rate of $1.2131 per €1. The net difference of the contracts, or $0.8 million, was recorded in other comprehensive income. This contract acts as a hedging instrument to limit the variability of the Euro cash balance, as valued in dollars, held by our European subsidiaries that use the Euro as their functional currency (see note 8 to our unaudited condensed consolidated financial statements contained elsewhere of this quarterly report). We enter into forward contracts throughout the quarter as necessary using contracts that have maturities that do not exceed 100 days. All derivative contracts we entered into are components of our hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes.
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
Item 4: Controls and Procedures
     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of April 1, 2006. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure because of the material weakness in internal control over financial reporting discussed below.
     As reported in our Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005, management concluded that the ineffective controls related to tax accounting constituted a material weakness. The material weakness related to the calculation of Subpart F income. This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements for the year ended December 31, 2005 and the quarter ended April 1, 2006.
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
     We intend to remediate the material weakness with regard to income taxes in 2006 by having, among other controls, multiple levels of review of the tax provision and related areas, including a review by external experts of our income tax provision calculations. Additionally, we have and will continue to utilize third party experts to assist in assessing complex tax issues.
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
     In the third quarter of 2006, we identified an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. The error resulted in an overstatement of income tax expense and an understatement of net income of $1.1 million, $0.1 million and $0.1 million for the year ended December 31, 2005, the three month period ended April 1, 2006 and the three month period ended July 1, 2006, respectively. We restated the financial statements for all affected periods. We further determined that a material weakness existed related to our income tax controls as of December 31, 2005 and revised our assessment of internal control over financial reporting to include this additional material weakness in our Form 10-K/A (Amendment No. 1) and in this Form 10-Q/A (Amendment No. 1).
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
Item 6: Exhibits
(a) Exhibits
10.1	Schneider Settlement Agreement and Mutual Release (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarterly period ended April 1, 2006 filed on May 9, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

	By:	/s/ DAVID A. HENRY

Dated: November 22, 2006		David A. Henry
Senior Vice President and Chief Financial Officer