Form 10-Q/A
period 2006-07-01
AMIS HOLDINGS INC
filed 2006-11-22
CIK 1161963

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

ii

Explanatory Note
This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended July 1, 2006, filed with the Securities and Exchange Commission (SEC) on August 3, 2006 is being filed to restate our three and six months ended July 1, 2006 consolidated financial statements and other financial information to give effect to adjustments resulting from our identification of an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. We have previously filed Form 10-K/A to restate our 2005 consolidated financial statements and other financial data because this error was determined to be material to our 2005 consolidated financial statements and other financial data. While the error had an impact for the three and six months ended July 1, 2006, management has determined that the impact is not material to those periods. However, the financial data for those periods have been restated in order to properly reflect income tax expense. Additionally, the balance sheet as of December 31, 2005, included in this Form 10-Q/A has been restated to reflect the impact of this error in 2005. We added a revised disclosure in Note 2 to the Condensed Consolidated Financial Statements discussing the restatement and renumbered the original footnotes accordingly. This Form 10-Q/A (Amendment No. 1) amends and restates Part I – Items 1, 2, and 4 and Part II – Items 1A and 6 of the August 3, 2006 filing, in each case to reflect only the adjustments described herein and no other information in our August 3, 2006 filing is amended hereby. Except for the foregoing amended information, the August 3, 2006 filing does not reflect events occurring after August 3, 2006, nor does it modify or update those disclosures, except as discussed above or in Note 2 to the Condensed Consolidated Financial Statements.

iii

PART I: FINANCIAL INFORMATION
Item 1: Financial Statements
AMIS HOLDINGS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	July 1, 2006	December 31, 2005
	(restated, unaudited)	(restated)
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$108.5	$96.7
Accounts receivable, net	110.2	99.9
Inventories	76.0	64.3
Deferred tax assets	3.5	4.5
Prepaid expenses	22.3	22.9
Other current assets	6.5	8.8

Total current assets	327.0	297.1

Property, plant and equipment, net	203.5	203.8
Goodwill, net	85.0	72.6
Other intangibles, net	88.5	92.5
Deferred tax assets	55.7	51.4
Other long-term assets	20.0	23.4

Total assets	$779.7	$740.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3.2	$3.2
Accounts payable	45.0	48.8
Accrued expenses and other current liabilities	60.9	62.7
Foreign deferred tax liability	1.9	2.7
Income taxes payable	1.3	0.7

Total current liabilities	112.3	118.1

Long-term debt, less current portion	313.1	314.7
Other long-term liabilities	5.6	8.2

Total liabilities	431.0	441.0

Stockholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	548.3	534.4
Accumulated deficit	(232.2)	(248.9)
Accumulated other comprehensive income and other	31.7	13.4

Total stockholders’ equity	348.7	299.8

Total liabilities and stockholders’ equity	$779.7	$740.8

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended:		Six Months Ended:
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(restated)		(restated)
		(In millions, except per share data)
Revenue	$150.7	$122.5	$289.3	$238.4
Cost of revenue	82.6	62.3	158.2	124.5

	68.1	60.2	131.1	113.9

Operating expenses:
Research and development	26.8	21.8	50.9	42.7
Marketing and selling	12.6	10.5	23.9	20.2
General and administrative	8.0	6.4	16.5	12.9
Amortization of acquisition-related intangible assets	4.3	1.2	8.4	2.4
Restructuring charges	2.7	1.0	4.8	1.3

	54.4	40.9	104.5	79.5

Operating income	13.7	19.3	26.6	34.4

Other income (expense):
Interest income	1.0	0.5	1.8	1.3
Interest expense	(5.5)	(2.6)	(10.5)	(8.0)
Other income (expense), net	(0.1)	(0.1)	(0.1)	(34.9)

	(4.6)	(2.2)	(8.8)	(41.6)

Income (loss) before income taxes	9.1	17.1	17.8	(7.2)
Provision for (benefit from) income taxes	0.9	5.8	1.1	(7.4)

Net income	$8.2	$11.3	$16.7	$0.2

Basic net income per common share	$0.09	$0.13	$0.19	$0.00

Diluted net income per common share	$0.09	$0.13	$0.19	$0.00

Weighted average number of shares used in calculating basic net income per common share	87.6	85.6	87.2	85.4

Weighted average number of shares used in calculating diluted net income per common share	89.2	87.9	89.2	87.9

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended:
	July 1,	July 2,
	2006	2005
	(restated)
	(In millions)
Cash flows from operating activities
Net income	$16.7	$0.2
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	33.0	25.4
Amortization of deferred financing costs	0.4	0.5
Stock-based compensation expense	3.9	0.1
Write-off of deferred financing costs	—	6.7
Benefit from deferred income taxes	(2.4)	(10.3)
Loss on disposition of property, plant and equipment	0.1	—
Change in value of derivative	(0.7)	—
Changes in operating assets and liabilities:
Accounts receivable	(6.7)	(3.5)
Inventories	(8.8)	(4.4)
Prepaid expenses and other assets	1.5	(8.4)
Accounts payable	(5.7)	(3.0)
Accrued expenses and other liabilities	(4.0)	(14.4)

Net cash provided by (used in) operating activities	27.3	(11.1)
Cash flows from investing activities
Purchases of property, plant and equipment	(17.6)	(14.1)
Deposit on pending purchase of a business	—	(5.0)
Change in restricted cash	—	(1.4)
Change in other assets	(2.0)	(2.2)

Net cash used in investing activities	(19.6)	(22.7)
Cash flows from financing activities
Payments on long-term debt	(1.6)	(254.0)
Proceeds from bank borrowings	—	210.0
Payment of deferred financing costs	(0.1)	(2.9)
Proceeds from derivative transaction	0.6	—
Proceeds from exercise of stock options	1.4	2.1

Net cash provided by (used in) financing activities	0.3	(44.8)
Effect of exchange rate changes on cash and cash equivalents	3.8	(7.3)

Net increase (decrease) in cash and cash equivalents	11.8	(85.9)
Cash and cash equivalents at beginning of period	96.7	161.7

Cash and cash equivalents at end of period	$108.5	$75.8

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
     Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company elected to follow the intrinsic value-based method prescribed by APB 25, and related interpretations in accounting for employee stock-based compensation. Under APB 25, the Company did not record any compensation expense for stock options the Company granted to employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period are fixed (which is generally the Company’s policy). Deferred stock-based compensation was recorded when stock options were granted to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. Historically, the Company complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which required the disclosure of pro forma net income or loss and net income or loss per common share as if the Company had expensed the fair value of the options in determining net income or loss. The following table provides pro forma information for the three- and six-month periods ended July 2, 2005 that illustrates the net income (loss) attributable to common stockholders (in millions, except per share data), and net income (loss) per common share as if the fair value method had been adopted under SFAS 123.

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
Note 2: Restatement of Financial Statements
     The Company has restated its historical consolidated financial statements for the year ended December 31, 2005 and for the three and six months ended July 1, 2006. The determination to restate these financial statements was made by management in consultation with the Company’s Audit Committee on October 25, 2006, as a result of management’s identification of an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. The calculation error does not affect any periods prior to the fourth fiscal quarter of 2005.
     The following tables set forth the effects of the restatement on the Company’s previously reported statements of income for the three and six month periods ended July 1, 2006 (in millions, except per share amounts):

	As Previously
Three months ended: July 1, 2006	Reported	Adjustments	As Restated

Provision for income taxes	$1.0	$(0.1)	$0.9
Net income	$8.1	$0.1	$8.2

Basic net income per share	$0.09	$—	$0.09
Diluted net income per share	$0.09	$—	$0.09

	As Previously
Six months ended: July 1, 2006	Reported	Adjustments	As Restated

Provision for income taxes	$1.3	$(0.2)	$1.1
Net income	$16.5	$0.2	$16.7

Basic net income per share	$0.19	$—	$0.19
Diluted net income per share	$0.18	$0.01	$0.19

     The following table presents the effect of the restatement on the consolidated balance sheets as of December 31, 2005 and July 1, 2006 (in millions):

	As Previously
Selected Balance Sheet Data at December 31, 2005	Reported	Adjustments	As Restated

Deferred tax assets (long-term)	$50.3	$1.1	$51.4
Total assets	$739.7	$1.1	$740.8

Accumulated deficit	$(250.0)	$1.1	$(248.9)
Total stockholders’ equity	$298.7	$1.1	$299.8
Total liabilities and stockholders’ equity	$739.7	$1.1	$740.8

	As Previously
Selected Balance Sheet Data at July 1, 2006	Reported	Adjustments	As Restated

Deferred tax assets (long-term)	$54.4	$1.3	$55.7
Total assets	$778.4	$1.3	$779.7

Accumulated deficit	$(233.5)	$1.3	$(232.2)
Total stockholders’ equity	$347.4	$1.3	$348.7
Total liabilities and stockholders’ equity	$778.4	$1.3	$779.7

     The restatement had no net effect on operating cash flows for the six months ended July 1, 2006. The following table presents the effect to the individual line items within operating cash flows on the consolidated statements of cash flows for the six months ended July 1, 2006 (in millions):

	Six months ended:
	July 1, 2006
	As Previously
	Reported	Adjustments	As Restated

Net income	$16.5	$0.2	$16.7
Benefit from deferred income taxes	$(2.2)	$(0.2)	$(2.4)
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

Stock Option Activity
     A summary of option activity for common stock options is as follows (in millions, except per share amounts):

	Number of		Weighted- average
	Stock Options	Weighted Average	Remaining	Aggregate
	Outstanding	Exercise Price	Contractual Life	Intrinsic Value

Balance at December 31, 2005	7.5	$10.40	7.23 years
Options granted	0.2	$8.41
Options exercised	(0.1)	$0.90		$1.3
Options forfeited	(0.1)	$10.76
Options expired	(0.0)	$13.72

Balance at April 1, 2006	7.5	$10.52	7.01 years	$14.2
Options granted	0.1	$9.60
Options exercised	(0.1)	$1.12		$0.8
Options forfeited	(0.1)	$9.46
Options expired	(0.1)	$16.12

Balance at July 1, 2006	7.3	$10.54	6.76 years	$15.2

     The following information relates to common stock options at July 1, 2006:

			Weighted
		Weighted-	Average	Aggregate
	Number (in	Average	Remaining	Intrinsic Value (in
Stock Options:	millions)	Exercise Price	Contractual Life	millions)

Exercisable	4.3	$10.17	7.02 years	$13.9
Vested or expected to vest	6.8	$10.50	6.78 years
Vested during second quarter	0.1	$6.08	7.06 years	$0.6
Unvested at 1/1/06	3.2	$10.68	6.66 years
Unvested at 7/1/06	2.9	$11.09	6.36 years
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
     The following table sets forth the computation of basic and diluted net income per common share (in millions):

	Three Months Ended		Six Months Ended
	July 1,	July 2,	July 1,	July 2,
	2006	2005	2006	2005
	(restated)		(restated)

Numerator (Basic and Diluted):
Net income	$8.2	$11.3	$16.7	$0.2
Denominator:
Weighted average shares outstanding-basic	87.6	85.6	87.2	85.4
Stock options and warrants (treasury stock method)	1.6	2.3	2.0	2.5

Weighted average shares outstanding-diluted	89.2	87.9	89.2	87.9

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
Note 9: Comprehensive Income (Loss)

	For the three months ended:		For the six months ended:
	July 1, 2006	July 2, 2005	July 1, 2006	July 2, 2005
	(restated)		(restated)
	(in millions)
Net income	$8.2	$11.3	$16.7	$0.2
Gains (losses) related to changes in cumulative translation adjustment	13.2	(7.8)	19.7	(13.2)
Losses related to derivative activity	(1.3)	—	(1.6)	—

Comprehensive income (loss)	$20.1	$3.5	$34.8	$(13.0)

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
Restatement of Previously Issued Financial Statements
     As discussed more fully in Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2005, we have restated our previously issued consolidated financial statements as of and for the year ended December 31, 2005. This document restates our consolidated financial statements as of and for the three and six months ended July 1, 2006. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 1 of this Quarterly Report on Form 10-Q/A.
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

Operating Income
     Operating income decreased to $13.7 million and $26.6 million, or 9.1% and 9.2% of revenue, in the second quarter and first six months of 2006, respectively, compared with $19.3 million and $34.4 million, or 15.8% and 14.4% of revenue, in the second quarter and first six months of 2005, respectively. Operating income in the second quarter and first six months of 2006 included $2.1 million and $3.9 million of share-based compensation expense, respectively, which was not recorded in the second quarter and first six months of 2005. Share-based compensation expense is not allocated to our reportable segments. Following is a discussion of operating income by segment.
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
Income Taxes
     Income tax expense was $0.9 million and $1.1 million in the second quarter and first six months of 2006, respectively, compared with an income tax expense of $5.8 million and a benefit of $7.4 million in the second quarter and first six months of 2005, respectively. The effective tax rate was 9.9% in the second quarter of 2006, compared to 33.9% in the second quarter of 2005. The effective tax rate for the first six months of 2006 was 6.2% and was not a meaningful number for the first six months of 2005. The effective tax rate for the second quarter and first six months of 2005 was affected by an increase of $2.3 million to tax expense in the second quarter as a result of writing down the value of our deferred tax assets to reflect a change in our estimated U.S. statutory rate from 41% to 39%. Excluding this charge, our effective tax rate would have been 20.5% in the second quarter of 2005 and not meaningful for the first six months of 2005. Our effective tax rate in the second quarter and first six months of 2006 was unusually low due, in part, to a high proportion of income in low-tax jurisdictions and a reduction in our valuation allowance for deferred tax assets.
     We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. Based on projections of taxable income for the remainder of 2006 and future periods, we reversed approximately $1.6 million and $3.1 million of the valuation allowance during the second quarter and first six months of 2006, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods. Income tax expense for the three and six months ended July 1, 2006 were restated due to an error in the accounting for income taxes on income deemed to be distributed to the U.S parent company from certain of our foreign affiliates. See Note 2 to our consolidated financial statements contained elsewhere in this Form 10-Q/A (Amendment No. 1) for further discussion.
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
     As reported in our Form 10-K/A (Amendment No. 1) for the year ended December 31, 2005, management concluded that the ineffective controls related to tax accounting constituted a material weakness. The material weakness related to the calculation of Subpart F income. This material weakness resulted in the restatement of the Company’s previously issued consolidated financial statements for the year ended December 31, 2005 and the quarters ended April 1, 2006 and July 1, 2006.
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
Item 6: Exhibits
(a) Exhibits
10.1	Summary of Compensation Arrangement with David A. Henry (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarterly period ended July 1, 2006 filed on August 3, 2006.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.
	By:	/s/ DAVID A. HENRY
Dated: November 22, 2006		David A. Henry
Senior Vice President and Chief Financial Officer