Form 10-K
period 2006-12-31
AMIS HOLDINGS INC
filed 2007-02-28
CIK 1161963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             to

Commission File Number 000-50397

AMIS Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	51-0309588
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2300 Buckskin Road Pocatello, ID	83201
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (208) 233-4690

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common stock, $0.01 par value	Nasdaq Global Market

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☐                    Accelerated filer  ☒                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Ruble 12b-2 of the Act).    Yes  ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter. $422,911,430.00

Indicate the number of shares of the registrant’s common stock outstanding as of February 23, 2007 was 88,510,483.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2007 Annual Meeting of Stockholders to be held on or about May 17, 2007 are incorporated by reference into Part III of this report.

i

PART I

ITEM 1.	BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS AND INDUSTRY AND MARKET DATA

This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the failure to properly execute on anticipated restructuring plans, the failure to efficiently operate our manufacturing facilities and to take the actions necessary to increase our gross margins, failure to maintain and improve the quality and effectiveness of our internal controls over financial reporting, the availability of required capacity at our key subcontractors, manufacturing underutilization, changes in the conditions affecting our target markets, fluctuations in customer demand, timing and success of new products, competitive conditions in the semiconductor industry, failure to properly operate our manufacturing facilities so as to avoid manufacturing defects and unnecessary scrap, failure to successfully integrate the Flextronics, Starkey and NanoAmp Solutions businesses, loss of key personnel, general economic and political uncertainty, conditions in the semiconductor industry, the other factors identified under “Factors that May Affect Our Business and Future Results” in Item 1A “Risk Factors” in this annual report on Form 10-K and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

We obtained the industry, market and competitive position data used throughout this Annual Report of Form 10-K from our own research, internal surveys and studies conducted by third parties, independent industry associations or general publications and other publicly available information. In particular, we have based a portion of our discussion of the semiconductor industry, including forecasted growth in demand for application specific integrated circuits and application specific standard products and competitive position within the market for these products, on information published by Gartner, Inc., a provider of research and analysis on the global information technology industry. You should be aware that independent industry publications and surveys generally state that they incorporate information obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of this information. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

Overview

We are a leader in the design and manufacture of customer-specific mixed signal semiconductor products. We focus on the automotive, medical, industrial, communications and military and aerospace markets where there is a significant need for electronic products to interact with the real world through analog signals, such as light, heat, pressure, power and radio waves. These analog signals are captured, processed, controlled and converted into digital signals by mixed-signal semiconductors provided by us. Our integrated mixed signal products combine analog and digital circuitry on a single integrated circuit, or IC, to perform functions that range from monitoring of human heart rates to determining air pressure in a tire.

Many of our products are customer-specific and are developed according to customers’ specifications and requirements. We work closely with our customers to design and manufacture custom ICs that enable them to offer more competitive and differentiated products. We have been supplying many of our customers for over ten years and our current customers include industry leaders such as Alcatel, General Electric, Hella, Hewlett Packard, Medtronic and Siemens. We believe we are the sole-source provider for the majority of our integrated mixed signal products and due to the nature of our products and the markets we serve, we estimate our average product life to be eight to ten years.

Industry Background

Semiconductors are critical components that serve as fundamental building blocks in a broad array of electronic products. Continuous technological development has enabled semiconductor suppliers to offer more feature rich yet lower cost products. As electronic products continue to penetrate most aspects of daily life, semiconductors are playing an increasingly more important role in our target automotive, medical, industrial, communications, military and aerospace markets. Electronic products in these markets use semiconductors to interface with the real world, which monitor, sense, control and communicate between digital and analog environments. For example, in the automotive sector, semiconductors are used to enhance vehicle performance and safety as well as provide real time diagnostic information. In the medical sector, semiconductors are used to improve the quality of medical imaging and patient treatment and diagnostics as well as to enable high performance implantable and portable devices such as pacemakers, glucose monitors and hearing aids. In the industrial sector, semiconductors are used to augment the performance of a broad range of products, including security systems, home appliances and automation equipment. Similar fundamental functions are enabled by mixed signal semiconductors in military, aerospace and communications markets.

Designers of electronic systems can choose to custom design the functionality of semiconductors they use or choose from standard or application-specific products available in the market. In any case, electronic system designers rely on the technical, system-level design and manufacturing expertise of their semiconductor suppliers to implement their desired functionality in semiconductor products.

According to Gartner, in 2005 worldwide revenues from semiconductors used in the automotive, industrial/medical and military/aerospace markets were $40.3 billion, representing 17.2% of total semiconductor industry revenues. Application specific integrated circuits, or ASICs, which we refer to as custom or customer-specific products, and application specific standard products, or ASSPs, targeted for applications within these markets generated revenues of $7.6 billion in 2005 and are estimated to reach $12.5 billion in 2010, representing a 10.4% compound annual growth rate. We believe this growth is driven both by the unit growth in end products and the increasing semiconductor content in these products.

Our Solution

We provide complete solutions to our customers through both custom and application specific standard products and manufacturing services. We believe we add value through our differentiated silicon manufacturing process technologies, our ability to design complex, highly integrated products, our system level and end market expertise, our commitment to quality and support for our customers’ products throughout their product lives. We consider our core technical capabilities to include the following:

•

“Smart power technology”, which involves integration of computing, accurate sensing and high voltage control capabilities in semiconductors that can operate in rugged high voltage or high temperature environments. Many devices in automotive and industrial applications operate under high voltage or in high temperatures and we leverage our smart power capabilities to offer industry leading high voltage system-on-chip, or SoC devices.

•

Low power signal processing, which involves integration of analog and digital circuitry to sense, capture and process data in low power, battery operated environments. We believe we offer one of the lowest power digital signal processors, or DSPs, available in the market. This technology is broadly applicable to a growing number of applications in the medical, industrial and other of our end markets.

•

Structured digital conversion, which involves conversion of programmable semiconductors, also known as field programmable gate arrays, or FPGAs, into application specific integrated circuits that are lower cost and that have a smaller footprint. Our conversion capabilities leverage our intellectual property block libraries, circuit design expertise and optimized manufacturing flow to provide our customers low cost digital products that enable them to improve profitability, performance and increase reliability, as compared to a standard cell offering, as their products ramp in volume.

Our Strengths

We apply our strengths to enhance our position as a leading supplier of customer-specific mixed signal semiconductor products. We consider our key strengths to include the following:

•

We have expertise in developing high quality semiconductor products for demanding applications. Many of our products operate in harsh environments characterized by heat, vibration, radiation and other conditions. At the same time, many of them are used in critical applications and must meet very high reliability standards. Through more than 40 years of experience, we have acquired capabilities to design and manufacture products with increasingly more features and improved functionality while maintaining exceptionally high quality and reliability.

•

We enable our customers to differentiate their products. Our products are the result of close collaboration with our customers and our thorough knowledge of our customers’ end markets. Together with our customers, we work to design our customers’ and our own intellectual property, and our design and manufacturing know-how into our semiconductor components to facilitate the differentiation of our customers’ products in the marketplace.

•

We offer complete solutions to our customers. We help our customers take advantage of our design expertise, proven manufacturing process technology, re-usable intellectual property and flexible manufacturing facilities to reduce their time to market. We utilize our system architects and our end market experience to optimize our product designs to meet our customers’ needs.

•

We have leading market positions in our target markets. We believe our strong market position is important for winning and retaining key customers and we are focused on increasing our share of the addressable market.

According to Gartner, we were ranked fourth in 2005 for worldwide automotive ASIC vendor revenue with an 8.9% market share. We ranked number three in terms of vendor revenue in the combined industrial/medical ASIC vendor market, with a 9.4% market share. In the military/ aerospace ASIC segment we ranked second in terms of worldwide vendor revenue with a 15.4% market share.

•

We also believe we have leading capabilities in FPGA conversions. We are leveraging our strong position in our end markets to broaden our offering of ASSPs for these markets, and we believe we are one of the leading providers of ASSPs to the medical market today.

Our Strategy

Our goal is to be the leading supplier of application-specific mixed signal semiconductor products in our target markets. To accomplish this goal, we intend to:

•

Leverage our integrated mixed signal capabilities and systems-level knowledge to further penetrate our target markets. We intend to continue to leverage our core competency of developing solutions for extreme environments, such as high temperature and high voltage, along with our mixed signal engineering capabilities, our intellectual property and systems-level understanding of the electronic products our customers are developing to enable our customers to introduce market-leading, differentiated products. Today, we help our customers address the challenges they face in our target markets with higher functionality, smaller form factor, lower power, improved price for performance and faster time-to-market products. We are continuing to build new mixed signal and system-on-chip building blocks and process technologies to keep our customers at the leading edge of product functionality.

•

Continue to streamline our operations to improve efficiency and profitability. Our business has grown through acquisitions and new product and service introductions. We intend to heighten our focus on streamlining our operations to drive efficiencies and higher profitability. Most recently, we announced a restructuring plan to consolidate our design centers worldwide and reduce our headcount by 80 to 85 people. We are also implementing plans to improve our fab utilization through closure of our older generation 4-inch fab, and to improve our backend costs by consolidating our backend processing in our in-house facility in the Philippines.

•

Continue to expand our ASSP portfolio to complement our customer-specific product design capabilities. We are implementing an initiative to leverage our existing intellectual property, end market knowledge and semiconductor design capabilities to expand our ASSP offerings. We believe this will help us capture more benefit from our research and development spending, while offering a broader product portfolio and faster time to market for our customers. While an ASSP may generate less revenue per design win than a customer-specific product, ASSPs can be sold to multiple customers without significant incremental research and development spending. ASSPs also contain higher intellectual property content that we develop internally and can therefore, allow for better return on research and development investment. We aim to increase the share of our revenue that is derived from ASSPs and we believe that successful implementation of this strategy can improve profitability.

•

Continue to increase value added to our customers by offering complete solutions. We offer our customers design assistance, proprietary intellectual property implemented in both customer-specific and application specific standard products and manufacturing services. By offering complete solutions and value added services, we believe we differentiate ourselves from competitors who have not been focused on our target markets as long as we have been or are not willing to accommodate customers’ demands in the level of volumes or length of product lifecycles that we are focused on.

•

Pursue growth through targeted acquisitions. During the last few years we have completed several acquisitions including the Mixed Signal Business of Alcatel Microelectronics, Flextronics Semiconductor Business, Dspfactory, Starkey Laboratories’ design center and NanoAmp Solutions. We intend to continue evaluating acquisition opportunities that we believe will improve our market presence and add intellectual property or technical capabilities in our target markets.

The Company and History

We are a holding company and conduct all our business operations through AMI Semiconductor, Inc., our wholly-owned subsidiary, and its subsidiaries. We were incorporated in Delaware in 1988. Our headquarters are located in Pocatello, Idaho, and we have wafer fabrication facilities in Pocatello, Idaho and Oudenaarde, Belgium, as well as test operations in Calamba, the Philippines.

Our predecessor company was founded in Santa Clara, California in 1966 as American Microsystems, Inc., to design and manufacture analog and mixed signal integrated circuits. In the 1980s, American Microsystems shifted its focus to the design and manufacture of mixed signal and digital custom integrated circuits and, in 1985, entered the digital conversion ASIC business when it completed its first significant conversion project. American Microsystems was acquired by Gould, Inc. in 1982, which in turn was acquired by a company now known as Nippon Mining Holdings, Inc. in 1988. Between 1988 and 2000 our predecessor operated at various times as a division of Nippon Mining and a subsidiary of GA-TEK, which was also a subsidiary of Nippon Mining. We refer to GA-TEK as our former parent. In 2000 our division was spun out into a subsidiary, and in December 2000 the subsidiary, Nippon Mining and new investors engaged in a recapitalization transaction pursuant to which the subsidiary was renamed AMI Semiconductor, Inc., and became our wholly owned subsidiary. In June 2002, we acquired the mixed signal business of Alcatel Microelectronics NV from STMicroelectronics NV. We refer to this as the MSB acquisition. That same year, we acquired Microsemi’s Micro Power Products group. Those acquisitions provided us with new capabilities in mixed signal technology, including high- voltage analog CMOS processes as well as the beginnings of our ultra low power capability. In

September 2003, we completed an initial public offering. In November 2004, we acquired Dspfactory Ltd. (Dspfactory), a leader in ultra-low power digital signal processing technology for digital hearing aids and other low-power applications. We refer to this as the Dspfactory acquisition. This acquisition boosted our ultra-low power intellectual property and design capability and provided us with in-house signal processing experts. In September 2005, we acquired the semiconductor business of Flextronics International USA Inc. and certain of its affiliates, which specializes in custom mixed signal products, image sensors and digital application-specific integrated circuits including field programmable gate array conversion products. We refer to this as the Flextronics acquisition. To further strengthen our ultra-low power capability, we purchased certain assets of Starkey Laboratories’ integrated circuit design center in July 2006 (the Starkey acquisition) and we acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) businesses of NanoAmp Solutions, Inc., in September 2006 (the NanoAmp acquisition).

Products and Services

Our products and services are organized into two reportable segments: integrated mixed signal products and structured digital products. Through these segments, we provide our customers semiconductor products, manufacturing services for customer-designed semiconductor products and structured digital cost optimization platforms. See note 19 to the audited consolidated financial statements included elsewhere in this report on Form 10-K for information by geographical area. Because we have significant foreign sales and operations and intend to expand our global presence, we are subject to political, economic and other risks we would not face in a domestic market.

Integrated Mixed Signal Products (77.8% of 2006 revenue)

We design and manufacture complex, application-specific, integrated mixed signal semiconductor products. We provide a full range of products and manufacturing services to our customers, including customer specific mixed signal ICs and ASSPs. We work closely with our customers throughout the design period, typically lasting from six to 36 months, which allows us to establish long-term working relationships with them. Our integrated mixed signal products combine analog and digital functions on a single chip to form either a customer defined system-level solution specific to the customer’s application or, increasingly, ASSPs which can be used in many different applications by many different customers.

Customer Specific Integrated Mixed Signal ICs

We help our customers design and manufacture mixed signal ICs custom designed for their applications, which typically require our semiconductors to interface to an analog sensor, digitize the signal captured by the sensor, mathematically process the digitized signal and then activate one or more control outputs based on the results of the signal processing. The proliferation of sensors and the requirement to interface with those sensors in our target markets are driving the growing need for integrated mixed signal products we provide.

We also provide customer specific mixed signal IC’s through the use of analog array technology. Analog arrays use proven blocks of circuitry, such as amplifiers, capacitors, data converters, non-volatile memory, temperature sensors, oscillators, and voltage references, as custom interconnect layers to produce finished semi-custom products. Analog arrays enable us and our customers to quickly develop a semi-custom mixed signal product at the lowest possible design cost.

Integrated Mixed Signal ASSPs

The ASSPs that we have developed are targeted towards applications in our core markets and often complement our custom designs. For example, our line of wireless transceivers is often sold into a particular application together with a custom product. The pairing allows us to optimally design the custom product to take advantage of our internal standard product know-how. Among the ASSPs we have developed are our line of low power audio DSPs for audio and medical applications, in-vehicle network transceivers for automotive communication applications, motor control products for automotive and industrial applications, and low-data-rate wireless transceivers for industrial communications.

We also provide contact image sensors, also called linear image sensors, which are found in printers, scanners, ambient light sensors, optical mice, finger print sensors and other similar applications. Our imaging products include contact image sensor ICs and modules and self-scanned, linear photodiode arrays.

Our typical integrated mixed-signal IC products include the following building blocks and functions:

Sensor Interfaces. Our mixed signal ICs interpret and manipulate analog signals captured by sensors, which transform real world stimuli, such as temperature and pressure, into analog electrical signals. The proliferation of sensors and the requirement to interface with those sensors have expanded the market for integrated mixed signal products which can accurately interpret the outputs from the sensors and process them using digital control circuitry. Sensor and interface circuits often operate at voltage levels that are ten to twenty times lower than the voltage levels needed to power the IC. Bridging between high and low voltages represents a challenge to a typical semiconductor manufacturer. We specialize in developing smart power, low-noise sensor interfaces that enable our customers to create sensor products that are small in size, consume less power and can operate in high voltage environments, which are key attributes in the automotive and industrial markets. In the automotive field, we have worked with large automotive customers to provide sensor interfaces for angular position sensing, used in applications such as steer-by-wire or throttle position sensing, as well as in emerging applications for stability control, which utilize our digital signal processing technology and smart power circuits for alternator applications. In the medical diagnostics field, we have worked with customers to develop integrated mixed signal solutions for high volume applications, such as blood glucose monitoring, hearing aids and imaging.

Control Circuits. Most equipment in the automotive and industrial markets operates in high voltage environments. Digital semiconductors usually operate in low voltage environments. We have developed specialized design skills and manufacturing process technologies that enable us to provide control function semiconductors that reliably and effectively interface with high voltage levels. We call the blend of high voltage and low voltage capabilities our “smart power” technology. This technology allows us to add a logic compute core, such as microprocessor, on the same IC as the high voltage circuits that the core must control and communicate with. Our integrated mixed signal high voltage control products can amplify, condition and regulate analog signal inputs and outputs ranging from five to 100 volts. Utilizing our proprietary design techniques and proprietary high voltage manufacturing processes, we can create cost-effective, energy efficient single chip solutions for high voltage systems. High voltage control applications include headlamp drivers and motor control for positioning of headlamp systems for automotive suppliers, as well as equipment and circuit control for industrial suppliers.

Communications and Signal Processing Circuits. We implement low data rate wireless functionality in our ICs that enable digital data to be sent over moderate distances using a low power connection. Low data rate solutions are widely used in the automotive, medical and industrial markets. These markets are not addressed by the relatively high cost, high power consumption, high data rate wireless products, such as those used in wireless phones. Our products are optimized for low cost and low power and are used by customers in applications such as wireless home security and keyless entry. We also offer wired communication products for such applications as in-vehicle control and industrial networking. Our digital signal processing technology is another key building block we implement in our products. Our ultra-low power digital signal processing technology is primarily designed for ultra-low power applications such as hearing aids, wireless headsets and other medical applications, which rely on extended battery life and low background noise enabled by our technology.

Structured Digital Products (22.2% of 2006 revenue)

Many electronic system designers who are our customers, use programmable digital semiconductors, also known as FPGAs, in the initial stages of product definition and market introduction. The cost of such devices is typically higher than the cost of a fixed function application specific IC. To address the rising costs associated with FPGAs and digital semiconductor design and manufacturing in general, we offer our structured digital products to customers who are looking to optimize their costs and size of their semiconductor devices in a short timeframe. We focus on opportunities in the mid-range of volume requirements with intermediate degrees of design complexity. We believe our structured digital products and associated conversion services offer customers lower per unit cost, higher levels of integration, higher reliability, greater processing speed and lower power consumption. We have been an innovator in the digital conversion market since 1985 and have created many methodologies and software tools that have enabled us to develop a leading position in this market. Our technologies enable us to compete using lithographies two to three process generations behind those being used by FPGA manufacturers. In 2006, we started work on our first design at 0.13 micron. Our structured digital products are used in a wide variety of applications that vary in complexity, including communications infrastructure, medical imaging, automotive and consumer applications.

Our XPressArray™ product platform became commercially available in 2003. In 2004, we launched the next generation of this conversion technology, XPressArray™-II. Our XpressArray™-II product platform allows our customers to convert FPGAs into cost-effective structured digital products with higher performance and efficiency using our proprietary architecture, design software, processes and manufacturing expertise. We have specifically focused our design efforts and intellectual property in the XpressArray™-II product platform to enable rapid and accurate conversion from an FPGA to our product so that it will perform seamlessly in a system initially designed with an FPGA.

We use Taiwan Semiconductor Manufacturing Company's, or TSMC’s, 0.15 micron process technology to manufacture elements common to each XpressArray™-II product. Custom functionality is achieved using our internal, low-cost 0.35 micron and 0.25 micron technologies to create the final circuit connections through metalization. This unique hybrid manufacturing approach enables a product that has very fast time-to-market, because of our flexible internal manufacturing capabilities, and low cost, due to the use of significantly fewer expensive semiconductor photomasks when compared to a typical custom digital product. We believe our XPressArray™-II product platform provides our customers with significant reductions in development time and low engineering costs while decreasing their semiconductor per unit costs considerably.

Customers, Markets and Applications

The following table sets forth our principal end markets, the percentage of revenue for 2006 in each end market and some specific applications for our products during 2006:

End Markets	Automotive	Industrial	Medical	Communications	Military and Aerospace	Computing, Consumer and Other
Percentage of revenue for 2006	24.2%	26.7%	16.3%	11.4%	7.4%	14.0%

Applications	In-vehicle sensors Engine management Headlight controls Stability control Airbags	Industrial networking Circuit protection Wireless security Energy metering	Medical imaging Pacemakers Blood glucose monitor Hearing aids Defibrillators	Broadband analog Wireless base stations Switches Routers	Cockpit displays Guidance systems Munitions Infrared imaging	Printers Power management Storage systems

In 2006, 2005 and 2004, our 30 largest customers accounted for 60.4%, 64.4% and 65.8% of our revenue, respectively. Our three largest customers accounted for the following percentage of revenue for the years indicated:

Customer	2006	2005	2004
Hella	8.3%	7.2%	6.7%
Siemens	5.9%	5.9%	5.6%
Alcatel	5.7%	5.7%	6.5%

Sales, Marketing and Distribution

We sell our products primarily through direct sales personnel and independent sales representatives. In 2006, approximately 97% of our sales were made to original equipment manufacturers or their electronic manufacturing service providers. Approximately 3% of our 2006 sales were made to distributors. As we continue to develop our ASSP product catalog, distributors are expected to have our increasing role in addressing the broader applicable customer base for these products. Contracts with our independent sales representatives and our distributors are usually terminable by either party on relatively short notice.

We believe that maintaining a technically competent and highly focused group of direct sales personnel supported by independent sales representatives is the most efficient way to serve our current customers and to develop and expand our markets and customer base worldwide. Our direct sales organization includes regional sales managers, field application engineers and account managers. Our direct sales personnel are divided geographically throughout North America, Europe and the Asia Pacific region to provide localized technical support. We have strategically located our sales and technical support offices near concentrations of major customers. As of December 31, 2006, we had 71 direct sales personnel, of which 30 covered North America, 26 covered Europe and 15 covered the Asia Pacific region.

We use our independent sales representatives network to distribute our products, except for mixed signal foundry services, primarily in North America and the Asia Pacific region, and for a small percentage of our sales in Europe. Our direct sales personnel support independent sales representatives by regularly calling on existing and prospective customers. During 2006, 2005 and 2004 we derived approximately 26.3%, 32.7% and 39.2% respectively, of our revenue from independent sales representatives. Independent sales representatives in North America do not offer other products that compete directly with our products.

We maintain a dedicated marketing organization, which includes product marketing and strategic marketing in our business units and segment marketing and field applications engineers located in offices around the world where they can be close to our customers’ locations.

Generally, orders flow from the customer directly to us or, in the case of North America, to one of our independent sales representatives. Our independent sales representatives do not normally carry any product inventory. Most products are shipped from our warehouse in Calamba, the Philippines, to our customers worldwide.

Research and Development

As an integrated device manufacturer, our basic strategy is two-fold: we must leverage our in-house analog CMOS process technologies as well as develop intellectual property to use those processes. We invest in three core technologies that underpin most of the ICs we produce. We believe that these technologies provide us with competitive advantages versus other semicondutor companies. The technologies are analog/mixed signal processes, intellectual property and design skills, especially for applications that require interfacing with high voltages (5V to 100V); ultra-low power mixed signal IC design, especially for applications that require digital signal processing; and FPGA conversion intellectual property and design.

Our expenditures for research and development for 2006, 2005 and 2004 were $104.6 million, $87.4 million and $77.2 million, respectively, representing 17.3%, 17.4% and 14.9%, of revenue in each of the respective periods.

During 2005, we reorganized and decentralized our product development organization, resulting in each segment controlling its respective product development activities. Our research and development efforts focus on design methodology, intellectual property and process technology for integrated mixed signal and structured digital products. We have continued to improve our manufacturing processes, design software and design libraries. We also work closely with our major customers in many research and development activities, including joint intellectual property development, to increase the likelihood that our products will be more easily designed into our customers' products and consequently achieve rapid and lasting market acceptance. Areas of focus in intellectual property development include developing our library of microcontroller, motor control, data conversion, high voltage (including flash memory), wireless, low power and digital signal processing building blocks.

Intellectual Property

We rely on a combination of patent, copyright, maskwork rights, trademark and trade secret laws and contractual restrictions to establish the proprietary aspects of our business and technology across our principal product groups. As of December 31, 2006, we held 108 U.S. patents and 111 foreign patents. We also had over 100 patent applications in progress. The patents are based primarily on circuit design and process techniques. Our patents have a typical duration of 20 years from application date. By the end of 2007, approximately 3% of the patents we currently have will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. Pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity. However, we believe that the loss of any one of our patents would not materially affect our business. We have licensed our design libraries and software to selected customers to design products that are then manufactured by us. We may also license technology from third parties to incorporate into our designs.

As part of the Dspfactory acquisition, we acquired 16 U.S. and foreign patents and 19 patent applications. As part of the Flextronics acquisition, we acquired 13 U.S. and foreign patents and seven patent applications. As part of the Starkey acquisition, we acquired two U.S. patents and three patent applications. As part of the NanoAmp acquisition, we acquired 18 U.S. patents.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. As is typical in the semiconductor industry, from time to time we receive communications from third parties asserting rights under patents that cover certain of our technologies and alleging infringement of certain intellectual property rights of others. We expect to receive similar communications in the future. In the event that any third party had a valid claim against us or our customers, we could be required to:

•	discontinue using certain process technologies which could cause us to stop manufacturing certain semiconductors;

•	pay substantial monetary damages;

•	seek to develop non-infringing technologies, which may not be feasible; or

•	seek to acquire licenses to the infringed technology which may not be available on commercially reasonable terms, if at all.

We were named as a defendant in a complaint filed on January 21, 2003, by Ricoh Company, Ltd. in the U.S. District Court for the Northern District of California alleging infringement of a patent owned by Ricoh. See "Item 3. Legal Proceedings" for a more complete description of the Ricoh claim.

Manufacturing

We manufacture wafers at our 5-inch fab and an 8-inch fab located in Pocatello, Idaho, and our 4-inch fab and a 6-inch fab located in Oudenaarde, Belgium. Our wafer fabrication technology is based on CMOS, BiCMOS and high voltage processes. During the third quarter of 2005, we announced the intended closure of our 4-inch wafer fabrication facility in Oudenaarde, Belgium. Due to strong demand for products manufactured in that fab, its closure has been delayed until the first half of 2008.

Our integrated mixed signal products customers do not typically require us to maintain process technologies below 0.35 micron. As a result, our capital expenditure requirements are often less as a percentage of revenue as compared to purely digital semiconductor companies, which invest in higher cost process technologies below 0.35 micron. We purchase from TSMC 0.15 and 0.13 micron CMOS wafers that we use in our various product platforms.

In addition to TSMC, we procure fabricated wafers from third-party foundries, such as Samsung, X-Fab, Chartered Semiconductor, UMC and Supertex. During 2005, we announced a joint development and foundry agreement with Magnachip Semiconductor, Ltd., for the development and manufacture of 0.18 micron CMOS technology for low power medical applications. Purchases under this agreement are expected to begin in 2008.

The table below sets forth information with respect to our wafer fabrication facilities, products and technologies:

Location	Products/Functions	Installed Annual Equipment Capacity(1)		Wafer Diameter
Pocatello	CMOS Wafers, 0.6 micron and above, 2 to 3 metal levels	130,000		5”
Pocatello	CMOS Wafers, 0.35 micron to 0.8 micron, 2 to 5 metal levels	78,000	(2)	8”
Oudenaarde	BiCMOS Wafers, 1 micron, 2 metal levels	130,000		4”
Oudenaarde	BiCMOS Wafers, 0.35 micron to 1 micron, 2 to 5 metal levels	112,000	(3)	6”

(1)	Wafers per year.

(2)	By adding additional equipment, production capacity at our 8-inch fab could be increased to 225,000 wafers per year.

(3)	By adding additional equipment, production capacity at our 6-inch fab could be increased to 175,000 wafers per year.

Fabricated wafers are transferred to third party facilities for packaging and returned to us. We perform wafer and packaged die testing primarily at our facility in Calamba, the Philippines. In 2005 and before, we performed testing at our 85,600 square foot facility in Manila, which was established in 1980. Beginning in the second quarter of 2005, we began relocating these activities to a new 129,000 square foot facility in Calamba, the Philippines. As of March 1, 2006 we closed the Manila facility and now perform all of our testing activities at the new facility. We also outsource back-end packaging and testing to a number of subcontractors in Asia, including Amkor, ASE, STATSChipPac and AIT.

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

Our manufacturing groups also go through stringent certifications to support our focus on our target markets of automotive, medical, industrial, military and aerospace, and communications. These markets have very demanding requirements for quality and reliability. The following standards require third party auditing to receive certification. We believe we were the first semiconductor company to independently certify to the MIL-PRF-38535 QML standard. In 2002 we believe we became the first pure-play custom integrated circuit manufacturer to attain certification to the telecom TL9000 R3 standard. We became an ISO9000 certified company in 1994, received the QS9000 automotive certification in 1997, a STACK-certified supplier in 2000 and certified since 2003 to the worldwide automotive ISO TS16949:2002 standards. We have also been certified to the ISO14001:1996 environmental standard since 2004, and earned several government-sponsored quality awards.

Backlog

Reported backlog represents products forecasted or scheduled to be delivered under written purchase orders within six months. Backlog is influenced by several factors, including market demand, pricing, customer order patterns and changes in product lead times. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have incurred the non-recurring engineering fee in full before production begins, customers generally have given careful consideration to the orders they place, and generally do not cancel orders. However, backlog may not ultimately be realized as revenue. Six-month backlog was $158.2 million as of December 31, 2006 and $137.6 million as of December 31, 2005. The increase was driven by improved demand for our products.

Backlog should not be taken as an indicator of our anticipated revenue for any particular future period. Line items recorded in backlog may not result in revenue within six months for several reasons, including: (a) we, for various reasons, may be unable to ship certain customer orders within the specified time frame promised; (b) customer order delivery dates may be delayed to a subsequent period by our customers; and (c) customer orders may be cancelled at our customers' request. These factors may be offset by, both (a) new customer orders that are booked subsequent to the backlog reporting date and delivered to the customer within six months and (b) customer orders with anticipated delivery dates outside six months and subsequently shipped sooner than originally anticipated. The amount of revenue recognized in excess of backlog during any six-month period varies and depends greatly on overall capacity in the semiconductor industry and capacity in our manufacturing facilities. We do not routinely monitor the extent of backlog cancelled, pushed out for later delivery or accelerated for earlier delivery.

Seasonality

Generally, we are affected by the seasonal trends of the semiconductor and related electronics industries. However, we believe our revenues are less susceptible to seasonality than some other semiconductor companies because of a lower concentration of revenues in the communications, computing and consumer markets, which are generally considered to be more cyclical in nature than our target markets of automotive, medical and industrial. Typically, revenues are lower in the fourth and first quarters of the year, and higher in the second and third quarters. In 2006, we experienced sequential growth in revenues in the first three quarters of 2006. Normal seasonality returned as revenues declined in the fourth quarter. Specific conditions in any given year, such as inventory corrections, increases and decreases in customer demand, new end-market product cycles or economic or political events, can override seasonal trends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

We compete in highly competitive markets. As the semiconductor industry continues to mature, we expect our competition to intensify. The value we provide our customers includes our unique process technologies, our ability to design complex, highly integrated products, our commitment to quality and our commitment to support our customers’ products throughout their product lives. Although no one company competes with us in all of our product lines, we face significant competition for products in our two business areas from domestic, as well as international companies. Some of these companies have substantially greater financial, technical, marketing and management resources than we have.

Our integrated mixed signal product competitors include larger diversified semiconductor suppliers, such as STMicroelectronics and Texas Instruments, and smaller end market focused suppliers, such as Elmos, Zarlink and Gennum. The principal markets we serve in this segment are automotive, medical and industrial. In the automotive and industrial markets, we believe we are the fourth-largest and third-largest supplier of custom analog and mixed signal products, respectively. In the medical market, we believe we are one of the leading suppliers of custom and application-specific analog and mixed signal products.

In our integrated mixed signal products segment, we compete with other customer-specific semiconductor solutions providers based on design experience, manufacturing capability, depth and quality of mixed signal intellectual property, the ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and sales and technical support personnel. In our structured digital products segment, we compete with programmable digital logic product suppliers on the basis of chip size, performance and production costs. Our ability to compete successfully depends on internal and external variables, both within and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends.

Altera and Xilinx are our principal competitors for our structured digital products where the primary business is conversion of FPGAs into structured digital products. We believe we have market leading capabilities in FPGA conversions.

In addition, companies such as Maxim, Microchip, Linear Technology, LSI Logic and IBM have skills and base capabilities similar to ours but we do not generally compete with these companies on a direct basis.

Employees

Our worldwide workforce consisted of 2,924 employees (full- and part-time) as of December 31, 2006, of which 1,180 were located in North America, 926 were located in Europe and 818 were located in Asia. None of our employees in North America or Asia are represented by collective bargaining arrangements. We believe that our relations with our employees in North America and Asia are satisfactory. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. We believe that our relations with our unionized employees in Belgium are satisfactory.

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

We are required pursuant to an order issued by the California Regional Water Quality Control Board to clean up trichloroethylene contaminated groundwater at our former manufacturing facility located in Santa Clara, California. We are currently monitoring the groundwater and, based on the results of our clean-up efforts to date, do not expect to be required to implement any other remedial measures. We believe that the annual cost of operating the groundwater treatment system will be immaterial to our financial statements in 2007. Nippon Mining Holdings Inc. (formerly known as Japan Energy Corporation) and its subsidiary agreed to indemnify us for certain existing environmental exposures and to pay certain existing liabilities as part of our recapitalization in December 2000. However, Nippon Mining or the other indemnifying party may not have the ability to fulfill their obligations in the future. Unexpected costs that we may incur with respect to environmental matters may result in additional loss contingencies.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of February 23, 2007.

Name	Age	Title
Executive Officers
Christine King	57	Chief Executive Officer
Ted Tewksbury	50	President and Chief Operating Officer
David A. Henry	45	Senior Vice President and Chief Financial Officer
Jon Stoner	50	Senior Vice President and Chief Technology Officer
Charlie Lesko	48	Senior Vice President, Sales & Marketing

Christine King, President, Chief Executive Officer and Director. Ms. King joined us in September 2001 as President, Chief Executive Officer and a director. From September 2000 to September 2001 Ms. King served as Vice President of Semiconductor Products for IBM Microelectronics. From September 1998 to September 2000 Ms. King was Vice President of the Networking Technology Business Unit for IBM. Ms. King also served as Vice President of Marketing and Field Engineering at IBM from June 1995 to September 1998 and Manager of ASIC Products at IBM from March 1992 to June 1995. While at IBM, Ms. King launched the company's ASIC and networking businesses. Ms. King holds a B.S. degree in electrical engineering from Fairleigh Dickinson University. Ms. King serves on the boards of Analog Devices, Inc., a semiconductor company and IDACORP, Inc., a power company in Boise, Idaho.

Ted Tewksbury, President and Chief Operating Officer. Dr. Tewksbury joined us in 2006. He has over 20 years of semiconductor industry experience, including most recently serving as general manager and managing director at Maxim Integrated Products, Inc., where he ran 11 product lines, established its high-speed data converter and high-performance RF businesses, and introduced over 180 new products. Before that, Dr. Tewksbury served as director of SiGe RF/analog product development for IBM Microelectronics and as senior design engineer for Analog Devices. Dr. Tewksbury obtained his bachelors, masters and doctorate degrees from the Massachusetts Institute of Technology.

David A. Henry, Senior Vice President and Chief Financial Officer. Mr. Henry has served as our Chief Financial Officer since April 2004. On February 22, 2007, we announced that Mr. Henry plans to step down as our Chief Financial Officer due to family reasons but has agreed to remain with us while we search for his replacement. Prior to joining us, Mr. Henry worked for seven years at Fairchild Semiconductor International, Inc., where he was Vice President of Finance, Worldwide Operations from November 2002 until April 2004, and Vice President, Corporate Controller from March 1997 until November 2002. Prior to that, Mr. Henry worked for eight years at National Semiconductor Corporation, where he held various financial management positions. Mr. Henry holds an M.B.A. from Santa Clara University, and a B.S. in business administration from the University of California, Berkeley.

Jon Stoner, Senior Vice President and Chief Technology Officer. Mr. Stoner joined us in 1980. Prior to his current position, Mr. Stoner held various research and development positions, including Senior Vice President, Technology and Product Development, Director of Standard Products, Director of Technology Planning and New Business Development and Director of Process Technology. Mr. Stoner served as a member of the Advisory Council to the Idaho State Board of Education for Engineering Education and is a member of the Boise State Engineering Advisory Board. Mr. Stoner was recently appointed as a member of the Governor's Committee for Idaho's Experimental Program for Stimulation of Competitive Research. Mr. Stoner holds a B.A. degree in chemistry from the University of Montana and a M.S. degree in physics from Idaho State University.

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

We make available, free of charge, through our investor relations page on our website, our reports on Forms 10-K, 10-Q and 8-K, and amendments to those reports, as soon as reasonably practicable after they are filed with the SEC. You can find this information on our web site at www.amis.com/investor_relations/.

Item 1A:	Risk Factors

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial conditions.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. In February 2007 we announced a global workforce reduction and consolidation of facilities as well as a reorganization of our business and the closure of three of our design centers. We expect these actions to result in restructuring charges ranging between $6.0 million and $7.0 million in the first quarter of 2007. In 2006, we realigned our resources which involved the termination of certain management and other employees. As of December 31, 2006, total expenses of approximately $0.6 million related to this plan have been recognized, all of which have been paid. We do not expect any other material expense to be incurred in relation to this plan. In the first half of 2005, we began relocating our test operations to a new larger facility in the Philippines and transferring our wafer sort operations in Pocatello, Idaho and Oudenaarde, Belgium to that new facility. Total expenses to date related to this restructuring plan totaled approximately $9.8 million, as of December 31, 2006. In August 2005, we announced a plan to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium. The closure is expected to occur during the first half of 2008. We expect this action to result in restructuring charges in the range of approximately $20.0 million to $23.0 million, of which approximately $5.6 million was recorded in 2006 and $10.5 million in total to date, with the remainder to be recorded in the rest of 2007 and the first half of 2008. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges, which could have a material adverse effect on our results of operations or financial condition, if they are large enough.

We could be adversely affected by manufacturing interruptions or reduced yields.

In 2005, we began relocating our test operations to a new facility in the Philippines and relocated our sort operations in the United States and Belgium to this new facility as well. This project was completed during the first quarter of 2006. However, our current efficiency is not optimum or at the level we have previously achieved. This move has been further complicated by assembly constraints, which in combination with inefficiencies in our test operation has resulted in extended lead times and increased inventories. In addition, the fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled, clean room environment. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. The interruption of manufacturing, including power interruptions, or the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, would adversely affect our business and our gross margins. We are also planning to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium during the first half of 2008. In connection with this closure, we will transfer the manufacture of some products to another of our fabrication facilities. If we experience delays or other technical or other problems during these moves, our costs, efficiencies and ability to deliver products to customers may be adversely affected and our results of operations could be adversely affected.

Our success depends on efficient utilization of our manufacturing capacity, and a failure could have a material adverse effect on our results of operations and financial condition.

An important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, obsolescence, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. Because many of our costs are fixed, a reduction in capacity utilization, together with other factors such as yield and product mix, could adversely affect our operating results. The downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. In addition, our capacity utilization for the second half of 2004 declined from the first half of 2004 and that trend continued through 2005. While we saw an increase in capacity utilization in the first six months of 2006, capacity utilization decreased in the third and fourth quarters of 2006. If this downward trend continues, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

We rely on packaging subcontractors, which reliance could have a material adverse effect on our results of operations and financial condition.

Most of our products are assembled in packages prior to shipment. The packaging of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. We outsource our semiconductor packaging to subcontractors, most of which are located in Southeast Asia. We depend on these subcontractors to package our devices with acceptable quality and yield levels. We rely heavily on a single subcontractor for packaging. During the fourth quarter of 2005, our principal packaging subcontractor experienced capacity constraints, which affected our ability to ship products to customers during the quarter and negatively affected our revenues. We have taken steps to attempt to guarantee capacity in the future, which caused us to incur additional costs in 2006.

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

In connection with the preparation of our financial statements and other reports for the year ended December 31, 2005, we identified a deficiency in our internal control over financial reporting relating to revenue recognition that we concluded rose to the level of a "material weakness." Our internal control over financial reporting was not designed to effectively identify when delivery of products to our customers had occurred and related revenue could accordingly be recognized. This material weakness was remediated in 2006. In the third quarter of 2006, we identified an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. On November 2, 2006, we concluded that this error was material to our consolidated financial statements for the year ended December 31, 2005. The error also affected our financial statements for the first and second quarters of 2006. We restated the financial statements for these periods. We further determined that a material weakness existed related to our income tax controls as of December 31, 2005, and revised our assessment of internal control over financial reporting to include this additional material weakness when we filed our Form 10-K/A. As of December 31, 2006, this material weakness has been remediated. We cannot be certain that previously remediated material weaknesses will not recur, that other deficiencies will not arise or be identified or that we will be able to correct and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

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

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, in the ordinary course of our business we receive warranty claims for some of these products that are defective or that do not perform to specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved. See Note 10 to our consolidated financial statements included elsewhere in this report on Form 10-K for further discussion.

We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to obligations to replace the defective goods or refund the purchase price. Nevertheless, we have received claims in the past for other charges, such as for labor and other costs of replacing defective parts, lost profits and other damages. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. In the fourth quarter of 2005, our gross margin was negatively affected by approximately $3.7 million due to a charge taken related to a quality issue with one of our customers. We agreed to settle by covering the return of parts in the recalled products for $5.0 million in cash, which was paid in 2006. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products if we are required or choose to pay for the damages that result.

We depend on our key personnel, and the loss of these personnel could have a material effect on our business.

Our success depends to a large extent upon the continued services of our president and chief executive officer, Christine King, and our other key executives, managers and skilled personnel, particularly our design engineers. In July 2005, we signed a new employment agreement with Ms. King that expires on December 31, 2008. On February 22, 2007, we announced that David Henry, our Chief Financial Officer, plans to step down due to family reasons but has agreed to remain with us while we search for his replacement. While we have commenced a search for a new Chief Financial Officer, it may take some time to identify a candidate who possesses the necessary qualifications and is willing to relocate to Pocatello, Idaho. Generally, our employees are not bound by employment or non-competition agreements and we may not be able to retain our key executives and employees. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the services of, or failure to recruit, skilled personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.

The cyclical nature of the semiconductor industry may limit our ability to maintain or increase revenue and profit levels, which could have a material adverse effect on our results of operations and financial condition.

The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was affected by this downturn. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004 and remained sluggish throughout 2005. This resulted in lower revenue in 2005 as compared to 2004. While bookings and backlog increased during the first nine months of 2006, our bookings and backlog decreased in the fourth quarter of 2006. We cannot predict whether this will continue or to what extent business conditions will change in the future. If the soft bookings environment returns for an extended period, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.

We may not be able to sell the inventories of products on hand, which could have a material adverse effect on our results of operations and financial condition.

In anticipation of the relocation of our test facilities in the Philippines, the consolidation of our sort facilities in Belgium and the United States into the new facility in the Philippines, and in preparation for the closure of our 4-inch wafer fabrication facility in Oudenaarde, Belgium, and for other reasons, we built up and may continue to build up inventories of certain products in an effort to prevent or mitigate any interruption of product deliveries to our customers. In many instances, we have manufactured these products without having first received orders for them from our customers. Because our products are typically designed for a specific customer and are not commodity products, if customers do not order the products we have built, we will likely not be able to sell them, and we may need to record reserves against the valuation of this inventory. If these events occur, it could have a material adverse effect on our results and financial condition.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others, and our inability to do so could have a material adverse effect on our business.

As of December 31, 2006, we held 108 U.S. patents and 111 foreign patents. We also had over 100 patent applications in progress. By the end of 2007, approximately 3% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, by confidentiality agreements. We cannot assure you that these agreements will not be breached or that we will have adequate remedies for any breach.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. In January 2003, Ricoh Company, Ltd., filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case had been scheduled to go to trial in March 2007. However, after the U.S. Patent and Trademark Office (PTO) issued a non-final office action rejecting all of the claims of the patent and gave Ricoh two months to respond, in December 2006, the court issued an order staying the case pending a final decision from the PTO on the validity of the claims stated in the patent at issue in this case.

The semiconductor industry is characterized by frequent litigation regarding patent and other intellectual property rights. As is typical in the semiconductor industry, we have from time to time received communications from third parties asserting rights under patents that cover certain of our technologies and alleging infringement of certain intellectual property rights of others. We expect to receive similar communications in the future. In the event that any third party has a valid claim against us or our customers, we could be required to:

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

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements and expenses. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers' demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. We experienced a decrease in orders in the third and fourth quarters of 2004. Sluggish business conditions continued in 2005 due to general declines in the industry and an above average roll off of old products, particularly in the integrated mixed signal products segment, that new product introductions failed to offset. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition. While orders increased in the first nine months of 2006, they decreased in the fourth quarter of 2006. We cannot predict the duration of the current soft bookings environment. If it is prolonged, our margins could be adversely affected.

Similarly, because we have limited ability to increase the prices we charge to our customers, if we experience an increase in operating expenses, equipment or raw materials, our margins could be adversely affected.

A significant portion of our revenue comes from a relatively limited number of customers and devices, the loss of which could adversely affect our results of operations and financial condition.

If we lose a major customer or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 625 customers in 2006, sales to our 19 largest customers represented 50.4% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,715 different products in 2006, the 112 top selling devices represented 50.0% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of a major customer or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

We depend on technological advances for growth, and a lack of such advances could have a material adverse effect on our business.

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

We generally do not obtain firm, long-term purchase commitments from our customers. Customers may cancel their orders, change production quantities or delay production for a number of reasons. Cancellations, reductions or delays by a significant customer or by a group of customers, which we have experienced in the past, have adversely affected and may continue to adversely affect our results of operations. In addition, while we do not obtain long-term purchase commitments, we generally agree to the pricing of a particular product for the entire lifecycle of the product, which can extend over a number of years. If we underestimate our costs when determining the pricing, our margins and results of operations will be adversely affected.

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

Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $51.2 million in 2006, $34.5 million in 2005 and $32.4 million in 2004. Capital expenditures for 2006 focused on renovating Fab 2 in Belgium to compensate for the planned closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Other capital spending is attributed to activities related to the Flextronics acquisition (i.e., building renovations and purchase of testers). In 2005, these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location as well as for increases in our manufacturing capacity. In 2004, these expenditures were made to expand capacity in our eight-inch fabrication facility, replace equipment and expand our test and design capabilities. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. As of December 31, 2006, we had consolidated indebtedness of approximately $279.6 million. Because of this or other factors, additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.

Our substantial consolidated indebtedness could adversely affect our financial health.

AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness that is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor, Inc.’s, capital stock. As of December 31, 2006, our consolidated indebtedness was approximately $279.6 million and our total consolidated debt as a percentage of total capitalization was 42%. Subject to the restrictions in the senior credit facilities, our subsidiaries and we may incur certain additional indebtedness from time to time.

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

Our senior credit facilities contain certain operating and financial restrictions and covenants and require us to maintain certain financial ratios, which become more restrictive over time. Our ability to comply with these ratios may be affected by events beyond our control. The operating and financial restrictions and covenants may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. A breach of any of the covenants or our inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default under the senior credit facilities, the lenders under our senior credit facilities will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, and require us to apply all of our available cash to repay these borrowings. If we are unable to repay any such borrowings when due, the lenders could proceed against their collateral, which consists of substantially all of our assets, including 65% of the outstanding stock of certain of our foreign subsidiaries. If the indebtedness under our senior credit facilities were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

In addition, we may be required to seek waivers or consents in the future under our senior credit facilities. We cannot be sure that these waivers or consents will be granted.

We could incur material costs to comply with environmental laws, which could have a material adverse effect on our results of operations and financial condition.

Increasingly stringent environmental regulations restrict the amount and types of pollutants that can be released into the environment. We have incurred and will in the future incur costs, including capital expenditures, to comply with these regulations. Significant regulatory changes or increased public attention to the impact of semiconductor operations on the environment may result in more stringent regulations, further increasing our costs or requiring changes in the way we make our products. For example, Belgium has enacted national legislation regulating emissions of greenhouse gases, such as carbon dioxide.

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

From time to time we have purchased other businesses or their assets. In November 2004 we acquired substantially all of the assets of Dspfactory Ltd. In September 2005, we purchased substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. for approximately $138.5 million in cash. In July 2006, we acquired certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado, for approximately $6.0 million in cash and in September 2006 we acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc., for approximately $21.0 million in cash. These, as well as any future acquisitions, are accompanied by risks, including the following:

•

potential inability to maximize our financial or strategic position, which could result in impairment charges if the acquired company or assets are later worth less than the amount paid for them in the acquisition;

•	difficulties in assimilating the operations and products of an acquired business or in realizing projected efficiencies, cost savings and revenue synergies;

•	entry into markets or countries in which we may have limited or no experience;

•	potential increases in our indebtedness and contingent liabilities and potential unknown liabilities associated with any such acquisition;

•	diversion of management's attention due to transition or integration issues;

•	difficulties in managing multiple geographic locations;

•

cultural impediments that could prevent establishment of good employee relations, difficulties in retaining key personnel of the acquired business and potential litigation from terminated employees; and

•	difficulties in maintaining uniform standards, controls and procedures and information systems.

We may, in the future, make additional acquisitions of complementary companies or technologies. We cannot guarantee that we will be able to successfully integrate any company or technologies that we might acquire in the future and our failure to do so could harm our business. The benefits of an acquisition may take considerable time to develop and we cannot guarantee that any acquisition will, in fact, produce the intended benefits.

In addition, our senior credit facilities may prohibit us from making acquisitions that we may otherwise wish to pursue.

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our results of operations and financial condition.

As a percentage of total revenue, our revenue outside of North America was approximately 58% in 2006. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. We conduct almost all of our test and sort activities at our facility in Calamba, the Philippines. Political unrest or other conditions could prevent us from conducting these activities and/or shipping our products. International sales and operations are subject to a variety of risks, including:

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

A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine peso and the Japanese yen. Euro-denominated revenue represented approximately 27% of our revenue in 2006. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the affect of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.

We had 926 employees in Europe as of December 31, 2006, most of whom work in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

We rely on test subcontractors, which reliance could have a material adverse effect on our results of operations and financial condition.

The testing of semiconductors is a complex process requiring, among other things, a high degree of technical skill and advanced equipment. We outsource some of our semiconductor testing to subcontractors, most of which are located in Southeast Asia. In particular, we rely heavily on a small number of subcontractors for this activity. In 2007, we plan to begin performing more of this work ourselves in our facility in Calamba, the Philippines. If our subcontractors experience problems in testing our semiconductor devices, our operating results would be adversely affected. In addition, if we experience difficulties in transferring this work to our facilities in the Philippines, our operating results would be adversely affected.

We depend on successful parts and materials procurement for our manufacturing processes, which dependence could have a material adverse effect on our results of operations and financial condition.

We use a wide range of parts and materials in the production of our semiconductors, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components. We procure materials and electronic and mechanical components from domestic and foreign sources and original equipment manufacturers. If we have difficulty in supply due to an unforeseen catastrophe, worldwide shortage or other reason, alternative suppliers may not be available or these suppliers may not provide materials or electronic or mechanical components in a timely manner or on favorable terms. If we cannot obtain adequate materials in a timely manner or on favorable terms, our business and financial results would be adversely affected.

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

In Calamba, the Philippines, we lease a 129,000 square foot facility for our sort and test operations.

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

In January 2003, Ricoh Company, Ltd. filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case had been scheduled to go to trial in March 2007. However, in December 2006, after the U.S. Patent and Trademark Office (PTO) issued a non-final office action rejecting all of the claims of the patent and gave Ricoh two months to respond, the court issued an order staying the case pending a final decision from the PTO on the validity of the claims stated in the patent at issue in this case. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, Inc., and that resolution of this matter will not have a material adverse effect on our results of operations or financial condition.

There is no other pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2006.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “AMIS.” The following table sets forth, for the periods indicated, the high and low sales prices per share reported for our common stock.

	High	Low
2006
Fourth Quarter (from October 1, 2006 to December 31, 2006)	$11.05	$8.88
Third Quarter (from July 2, 2006 to September 30, 2006)	$10.18	$8.48
Second Quarter (from April 2, 2006 to July 1, 2006)	$10.84	$8.01
First Quarter (from January 1, 2006 to April 1, 2006)	$11.20	$7.83

2005
Fourth Quarter (from October 2, 2005 to December 31, 2005)	$12.19	$ 9.89
Third Quarter (from July 3, 2005 to October 1, 2005)	$14.21	$10.68
Second Quarter (from April 3, 2005 to July 2, 2005)	$13.95	$10.15
First Quarter (from January 1, 2005 to April 2, 2005)	$16.45	$ 9.59

During the second quarter of 2006, the Company issued 0.9 million shares of its common stock to Dspfactory as payment of additional consideration in connection with the acquisition of substantially all the assets of Dspfactory in November 2004. The shares were issued in reliance on an exemption from registration contained in Section 3(a)(10) of the Securities Act of 1933.

As of February 23, 2007, there were approximately 200 stockholders of record of our common stock.

Dividend Policy

We have never paid cash dividends on our common stock. We currently intend to retain earnings to finance future growth, and therefore do not anticipate paying cash dividends in the foreseeable future. Our senior credit facilities prohibit us from paying cash dividends on our equity securities, except in limited circumstances. See note 6 to our audited consolidated financial statements contained elsewhere in this annual report on Form 10-K for a more complete description of limitations on our ability to pay dividends.

ITEM 6.	SELECTED FINANCIAL DATA

The following selected historical financial data for the years ended December 31, 2006, 2005 and 2004 and as of December 31, 2006 and 2005 were derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical financial data for the years ended December 31, 2003 and 2002 and as of December 31, 2004, 2003 and 2002 were derived from our audited consolidated financial statements, which are not included in this annual report. When comparing the 2006, 2005 and 2004 consolidated financial position and operating results to prior periods, you should note that the initial public offering of our common stock and the issuance of our senior subordinated notes during 2003 had a significant impact on our financial position and operating results. When comparing the 2006, 2005, 2004 and 2003 consolidated financial position and operating results to prior periods, you should note that the MSB acquisition in June 2002 had a significant impact on our 2006, 2005, 2004 and 2003 financial position and operating results. The Starkey Laboratories and NanoAmp acquisitions in 2006, the Flextronics acquisition in 2005 and the Dspfactory acquisition in 2004 also affect the consolidated financial position and operating results when comparing those periods to prior periods. You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes and other financial information contained elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In millions, except per share and percent information)
Consolidated Statement of Income Data:
Revenue	$605.6	$503.6	$517.3	$454.2	$345.3
Gross profit	271.1	237.2	246.3	198.8	130.3
Net income (loss)	37.4	21.7	52.4	(0.4)	5.1
Net income (loss) attributable to common stockholders	$37.4	$21.7	$52.4	$(46.7)	$(57.4)
Basic net income (loss) per common share	$0.43	$0.25	$0.63	$(0.84)	$(1.24)
Diluted net income (loss) per common share	$0.42	$0.25	$0.60	$(0.84)	$(1.24)

Consolidated Balance Sheet Data (end of the period):
Cash and cash equivalents	$77.1	$96.7	$161.7	$119.1	$62.2
Accounts receivable, net	110.1	99.9	78.6	73.6	66.0
Inventories	77.5	64.3	52.2	45.6	39.4
Total assets	786.9	740.8	643.2	550.1	502.5
Long-term liabilities	5.7	8.2	2.4	0.4	3.1
Long-term debt, including current portion	279.6	317.9	253.5	254.7	160.1
Series A Senior Redeemable Preferred Stock	—	—	—	—	233.7
Series B Junior Redeemable Convertible Preferred Stock	—	—	—	—	190.5
Series C Senior Redeemable Preferred Stock	—	—	—	—	79.3
Total stockholders’ equity (deficit)	382.7	299.8	286.1	205.0	(240.4)
Other Financial Data:
Gross profit margin	44.8%	47.1%	47.6%	43.8%	37.7%
Research and development	$104.6	$87.4	$77.2	$70.2	$52.1
Depreciation and amortization	$67.9	$55.0	$43.8	$44.8	$47.0
Capital expenditures	$51.2	$34.5	$32.4	$26.6	$22.0
Operating cash flow	$93.8	$56.2	$96.2	$70.7	$81.1

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements included elsewhere in this annual report on Form 10-K. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Factors That May Affect Our Business and Future Results” in Part I, Item 1A “Risk Factors” in this annual report on Form 10-K for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the Company” refer to AMIS Holdings, Inc. and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly-owned subsidiary of the Company.

Overview

We are a leader in the design and manufacture of customer-specific mixed signal semiconductor products. We focus on the automotive, medical, industrial, communications and military and aerospace markets where there is a significant need for electronic products to interact with the real world through analog signals, such as light, heat, pressure, power and radio waves. These analog signals are captured, processed, controlled and converted into digital signals by mixed-signal semiconductors provided by us. Our integrated mixed signal products combine analog and digital circuitry on a single integrated circuit, or IC, to perform functions that range from monitoring of human heart rates to determining air pressure in a tire.

We provide complete solutions to our customers through both custom and application-specific standard products and manufacturing services. Among our core technical capabilities are our ability to integrate computing, accurate sensing and high voltage control capabilities in semiconductors that can operate in rugged high voltage or high temperature environments, our low power digital signal processors and our market leading structured digital conversion platforms for field programmable gate arrays, or FPGAs, to application specific integrated circuits conversions.

We work closely with most of our customers and we have been supplying many of our customers for over ten years. Our current customers include industry leaders such as Alcatel, General Electric, Hella, Hewlett Packard, Medtronic and Siemens. We believe we are the sole-source provider for the majority of our integrated mixed signal products and due to the nature of our products and the markets we serve, we estimate our average product life to be eight to ten years. We have been leveraging our end market expertise and intellectual property to increase the share of our revenue that is derived from application specific standard products in order to broaden our offering to customers and to improve returns on our research and development investment.

When evaluating our business, we generally look at financial measures, such as revenue, gross margins and operating margins. We also use internal tracking measures, such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity has been strong in 2006 though design wins in the second half of 2006 slowed from the pace set in the first half. As a result, three-year forecasted revenue for design wins in 2006 decreased approximately 9% from 2005. Our opportunity pipeline remains strong however, in 2007 we expect design wins to return to the pace of the first half of 2006. Capacity utilization was 76% in the fourth quarter of 2006, compared to 78% in the third quarter. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Our gross margins decreased in 2006 and could be negatively affected in the future if capacity utilization continues to decline. Other key metrics we use to analyze our business include days sales outstanding (DSO) and days of inventory. DSO remained roughly flat quarter on quarter at 64 days in the fourth quarter of 2006. Days of inventory increased to 89 in the fourth quarter of 2006, up seven days sequentially, due to increased inventory on lower revenue.

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

In November 2004, we acquired Dspfactory Ltd. (Dspfactory), a leader in ultra-low power digital signal processing technology for digital hearing aids and other low power applications for approximately $43.6 million plus an additional $8.5 million in common stock paid upon the achievement of certain revenue milestones in 2005. Results from operations for 2006 and 2005 include this business. The results of operations for 2004 include Dspfactory from the date of acquisition. See note 18 to the audited consolidated financial statements contained elsewhere in this annual report on Form 10-K.

In September 2005, we completed the purchase of substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc. (the “Flextronics Semiconductor Business”) for approximately $138.5 million in cash plus other liabilities (the “Flextronics acquisition”). The Flextronics Semiconductor Business specializes in custom mixed signal products, imaging sensors and digital application-specific integrated circuits, including FPGA conversion products. Results of operations for 2006 include this business. Results of operations for 2005 include this business from the date of acquisition. See note 17 to the audited consolidated financial statements contained elsewhere in this annual report on Form 10-K.

In July 2006, we purchased certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado, for approximately $6.0 million in cash. This design center designs specialized, low power audiology integrated circuits used in Starkey’s hearing aids. Results of operations for 2006 include this business from the date of acquisition. See note 16 to the audited consolidated financial statements contained elsewhere in this annual report on Form 10-K.

In September 2006, we acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc., for approximately $21.0 million in cash. NanoAmp Solutions specializes in low-voltage and ULP memory and ASIC solutions for the wireless communication, industrial, medical and networking market segments. Results of operations for 2006 include this business from the date of acquisition. See note 15 to the audited consolidated financial statements contained elsewhere in this annual report on Form 10-K.

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

We recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery is fulfilled and collectibility is reasonably assured. In certain situations, we ship products through freight forwarders. In most cases, revenue is recognized when the product is delivered to the customer’s carrier, regardless of the terms and conditions of sale. The only exception is where title does not pass until the product is received by the customer. In that case, revenue is recognized upon receipt by the customer. Estimates of product returns and allowances, based on actual historical experience and our knowledge of potential quality issues, are recorded at the time revenue is recognized or when quality issues are known and are deducted from revenue.

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

Under contracts for which revenue is recognized as milestones are achieved, a typical milestone billing structure is 40% at the start of the project, 40% at the creation of the reticle set and 20% upon delivery of the prototypes. Since up to 40% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, we analyze those billings and the status of in-process design development projects at the end of each quarter to determine that the milestone billings approximate percentage-of-completion on an aggregate basis. We compare each project’s stage with the total level of effort required to complete the project, which we believe is representative of the cost-to-complete method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of our design development process and the billing and recognition of 20% of the project revenue after design development work is complete (which effectively defers 20% of the revenue recognition to the end of the contract), we believe our milestone method approximates the percentage-of-completion method in all material respects.

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

Goodwill

Under the guidelines of Statement of Financial Accounting Standards (SFAS) No. 142, “Goodwill and Other Intangible Assets,” we assess goodwill at least annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step is to compare the fair value of a reporting unit to which the goodwill is assigned with the unit’s net book value (or carrying amount), including goodwill. If the fair value of the reporting unit exceeds its carrying amount, there is no deemed impairment of goodwill and the second step of the impairment test is unnecessary. However, if the carrying amount of the reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of goodwill impairment loss, if any. The second step compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit. We annually test our goodwill for impairment during the fourth quarter. Since the adoption of SFAS No. 142 in 2002, our testing has not indicated any impairment.

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

Stock Options

As described in Note 2 to the audited consolidated financial statements contained elsewhere in this annual report on Form 10-K, we adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement revises SFAS 123, and supersedes Accounting Principles Board (APB) Opinion 25. We adopted SFAS 123(R) using the modified prospective transition method and therefore, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the effect of SFAS 123(R).

Share-based compensation expense that was recorded in 2006 includes the compensation expense for the share-based payments granted in the current year, as well as for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. As of December 31, 2006, the total compensation cost related to unvested share-based awards granted to employees under our stock option plans but not yet recognized was approximately $13.3 million, net of estimated forfeitures of $4.3 million. This expense is expected to be recognized over a weighted average period of 6.3 years using the straight-line method.

During the third quarter of 2006, we implemented a change in our share-based compensation strategy to utilize a combination of stock options and restricted stock units (RSUs) that vest over time based on service, or vest based on a combination of performance and service rather than exclusively offering stock options. On July 31, 2006, we granted 366,633 service-based RSUs to key exempt employees and 138,650 performance-based RSUs to a limited number of executive staff. These RSUs are included in the determination of total share-based compensation expense. The projected number of shares that will actually be issued pursuant to the performance-based RSUs is evaluated each reporting period and compensation expense is recognized only for those shares for which issuance is probable. The number of shares that will be issued is calculated by estimating how actual business performance at the end of the measurement period will compare to predetermined performance targets. As of December 31, 2006, we determined that it was not probable that any shares would be issued for 2006 under the performance-based RSUs. Consequently, no compensation expense was recognized during the fourth quarter of 2006 and the expense recognized during the third quarter of 2006 was reversed. Since the performance conditions were not met, these RSUs will terminate on March 1, 2007. As of December 31, 2006, there were approximately $2.6 million of total unrecognized compensation costs related to the service-based RSUs, net of estimated forfeitures of $0.5 million. Compensation expense will be recognized over the vesting period of two or three years from the vesting commencement date using the straight-line method.

We used the Black-Scholes-Merton valuation model for our pro forma information required under SFAS 123 and continue to use this model to value any share-based compensation under SFAS 123(R). Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. Although the expected term and the volatility rate are highly subjective assumptions, a change of one year in the expected term for options granted during the most recent fiscal year affects share-based compensation expense for that year by approximately 7% and a 10% change in the volatility rate affects the share-based compensation expense for that year by approximately 8%. We adjust the compensation cost related to our share-based plans for subsequent changes in estimated forfeitures.

As a result of adopting SFAS 123(R), our net income before income taxes was $7.5 million lower and our net income is $5.1 million lower for the year ended December 31, 2006 than if we had continued to account for share-based compensation under APB 25. We did not consider the impact on net income related to the RSUs in making this calculation because compensation expense would have been required under APB 25 as well. Basic and diluted earnings per share for the twelve-month period ended December 31, 2006, are $0.06 lower, respectively, than if we had continued to account for share-based compensation under APB 25. In accordance with SFAS 123(R), any cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) will be classified as financing cash flows. We recognized no excess tax benefits during 2006.

Prior to the adoption of SFAS 123(R), we followed the intrinsic value-based method prescribed by APB 25, and related interpretations, in accounting for employee stock options. We did not record any compensation expense for stock options we granted to our employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed. We recorded deferred share-based compensation when we granted stock options to employees at exercise prices less than the estimated fair market value of the underlying common stock on the grant date. We complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which required that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options in determining net income or loss. In calculating such fair value, we used certain assumptions, as disclosed in our consolidated financial statements.

In December 2005, we accelerated the vesting of certain unvested and “out-of-the-money” stock options that were previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00, in anticipation of adopting SFAS No. 123(R). As a result, options to purchase approximately 1.9 million shares of our common stock became exercisable immediately. We expected this acceleration to reduce the pre-tax expense that we would have recognized with respect to share-based compensation under adoption of SFAS No. 123(R) by approximately $5.0 million in 2006, $2.7 million in 2007, and $0.9 million in the aggregate for 2008 and 2009.

Results of Operations

The following table summarizes certain information relating to our operating results, as derived from our audited consolidated financial statements included elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2006		2005		2004
	(Dollars in millions)
Statement of Income Data:
Revenue	$605.6	100.0%	$503.6	100.0%	517.3	100.0%
Gross profit	271.1	44.8%	237.2	47.1%	246.3	47.6%
Operating expenses:
Research and development	104.6	17.3%	87.4	17.4%	77.2	14.9%
Marketing and selling	49.1	8.1%	39.1	7.8%	43.0	8.3%
General and administrative	33.8	5.6%	28.5	5.7%	28.7	5.5%
Amortization of acquisition-related intangible assets	18.0	3.0%	9.0	1.8%	1.3	0.3%
In-process research and development	—	—	0.8	0.2%	1.5	0.3%
Restructuring and impairment charges	8.3	1.4%	5.3	1.1%	7.9	1.5%

Total operating expenses	213.8	35.3%	170.1	33.8%	159.6	30.9%

Operating income	57.3	9.5%	67.1	13.3%	86.7	16.8%
Other expense:
Interest expense, net	(18.4)	-3.0%	(13.8)	-2.7%	(18.6)	-3.6%
Other expense, net	(0.3)	0.0%	(34.7)	-6.9%	(0.7)	-0.1%

Income before income taxes	38.6	6.4%	18.6	3.7%	67.4	13.0%
Provision (benefit) for income taxes	1.2	0.2%	(3.1)	-0.6%	15.0	2.9%

Net income	$37.4	6.2%	$21.7	4.3%	$52.4	-10.1%

Year Ended December 31, 2006 Compared With Year Ended December 31, 2005

Revenue

Revenue in 2006 increased 20% to $605.6 million from $503.6 million in 2005. The increases in revenue were due primarily to the Flextronics acquisition, which accounted for approximately $92.3 million of revenue in 2006. In 2005, only $23.8 million in revenue was recognized from the Flextronics acquisition, as it closed on September 9, 2005. The Starkey and NanoAmp Solutions acquisitions also increased revenue by $4.4 million in 2006. Excluding the effect of our acquisitions, organic revenue growth in 2006 was 6%. The organic increase for 2006 was driven primarily by higher revenues in our target markets, with the strongest growth being driven by the industrial market.

Gartner (February 2007) has forecasted consumption revenue growth for the application-specific segment of the semiconductor industry to be approximately 11% from 2005 to 2006. The application-specific segment is split into two subsegments: application-specific integrated circuits and application-specific standard products. The application-specific integrated circuit market is estimated to have grown approximately 12% in 2006. The market for application-specific standard products is estimated to have grown approximately 10% over the same year-over-year period.

Our revenues grew by 20%, including the effect of acquisitions, from 2005 to 2006, outperforming the forecasted growth of the application-specific integrated circuit segment where the majority of our revenues were derived.

Revenue from integrated mixed signal products for 2006 increased 20% to $471.0 million from $393.2 million in 2005. The increase for 2006 was driven primarily by higher revenue in our target markets, with the strongest growth being driven by the industrial market and the contributions from our acquisitions. During 2006, integrated mixed signal saw a decrease in average selling prices but an increase in unit volumes sold compared to 2005.

Structured digital products revenue in 2006 increased 22% to $134.6 million from $110.4 million in 2005, driven primarily by higher revenue in the industrial and communications markets and the contribution from the Flextronics acquisition. During 2006, this segment saw a decrease in average selling prices, but an increase in unit volumes sold compared to 2005.

The following table represents our revenue by region for the years ended December 31:

	2006	2005
North America	41.7%	42.5%
Europe	35.0%	37.8%
Asia	23.3%	19.7%

Gross Profit

Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement as such reimbursements are recorded as revenue. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit was $271.1 million, or 44.8% of revenue, in 2006 compared to $237.2 million, or 47.1% of revenue, in 2005. The decrease in gross profit margin percentage was primarily due to continuing inefficiencies in our test operations resulting from the recently completed relocation to a new facility in the Philippines, as well as an unfavorable product mix and price decreases. During the second half of 2006, some progress was made in our Philippine test operations, particularly tester utilization and cycle times. Further progress is expected to continue into 2007. In addition, share-based compensation expense increased cost of revenue by $0.8 million during 2006.

Operating Expenses

We began expensing share-based compensation with the adoption of SFAS 123(R) in the first quarter of 2006. See note 2 to the audited consolidated financial statements included elsewhere in this report on Form 10-K for additional information. As shown in the table below, share-based compensation expense affected several operating expense line items (in millions).

Income Statement Category	Year ended: December 31, 2006
Cost of revenue	$0.8
Research and development	$3.1
Sales and marketing	$1.1
General and administrative	$2.9

Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses were $104.6 million, or 17.3% of revenue, in 2006 compared to $87.4 million, or 17.4% of revenue, in 2005. This increase in research and development expense was due primarily to the incremental expense from our acquisitions and share-based compensation expense.

Marketing and selling expenses consist primarily of commissions to sales representatives, salaries, benefits, and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses increased to $49.1 million, or 8.1% of revenue, in 2006 from $39.1 million, or 7.8% of revenue, in 2005. This increase was primarily due to higher selling expenses on increased revenue, incremental expense from our acquisitions and share-based compensation expense.

General and administrative expenses consist primarily of salaries and benefits of our administrative staff, professional fees related to audit and tax services and advisory fees for various consulting projects. General and administrative expenses were $33.8 million, or 5.6% of revenue, in 2006 compared to $28.5 million, or 5.7% of revenue, in 2005. This increase was primarily due to incremental expense from our acquisitions and share-based compensation expense.

Amortization of acquisition-related intangible assets increased to $18.0 million in 2006 from $9.0 million in 2005. This increase was due to higher amortization expense related to intangible assets associated with our acquisitions in 2006 and a full year of amortization of intangibles purchased as part of the Flextronics acquisition.

There were no in-process research and development charges in 2006 compared with $0.8 million in 2005 related to the Flextronics acquisition.

We recorded $8.3 million in restructuring and impairment charges in 2006 compared to $5.3 million in 2005. Net restructuring charges of $7.7 million in 2006 relate to our 2006 restructuring plan, the consolidation of our Fab 1 into our Fab 2 facility in Belgium and the relocation of our Philippines facility, combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. In addition, $0.6 million was recorded in 2006 for impairment of certain equipment. The amounts recorded in 2005 included charges for employee severance and other items as a result of our restructuring program announced in the fourth quarter of 2004. This program included headcount reductions related to the consolidation of our sort operations in the United States and Belgium to the Philippines, as well as other reductions in force resulting from cost containment measures. Following is a summary of the restructuring accrual as of and for the years ended December 31, 2005 and 2006 (in millions):

	Severance Costs	Lease Termination Costs	Facility Relocation Costs	Legal Fees and Other Costs	Total
Balance at January 1, 2005	$5.0	$0.3	$—	$—	$5.3
2005 Expense	5.1	—	—	1.7	6.8
2005 Paid	(4.0)	(0.1)	—	(1.7)	(5.8)
2005 Reserve Reversal	(1.3)	(0.2)	—	—	(1.5)

Balance at December 31, 2005	4.8	—	—	—	4.8
2006 Expense	3.6	—	4.7	—	8.3
2006 Paid	(4.5)	—	(4.2)	—	(8.7)
2006 Reserve Reversal	(0.6)	—	—	—	(0.6)

Balance at December 31, 2006	$3.3	$—	$0.5	$—	$3.8

Operating Income

Operating income decreased to $57.3 million, or 9.5% of revenue, in 2006 compared to $67.1 million, or 13.3% of revenue, in 2005. Operating income in 2006 included $7.9 million of share-based compensation expense, which was not recorded in 2005. Share-based compensation expense is not allocated to our reportable segments. Following is a discussion of operating income by segment.

Integrated mixed signal products operating income was $45.5 million, or 9.7% of segment revenue, in 2006 compared to $44.8 million, or 11.4% of segment revenue, in 2005. This decrease in operating margin was primarily attributable to higher manufacturing costs, driven primarily by higher test costs, an unfavorable product mix and price decreases. Higher acquisition-related intangible asset amortization also negatively impacted operating margin.

Structured digital products operating income was $28.0 million, or 20.8% of segment revenue, in 2006, compared to $27.6 million, or 25.0% of segment revenue, in 2005. This decrease in operating income was primarily due to lower gross margins due to increased manufacturing costs, an unfavorable product mix and price decreases.

Net Interest Expense

Net interest expense for 2006 increased to $18.4 million, compared to $13.8 million in 2005. This increase in net interest expense was primarily attributable to a full year of interest expense associated with the addition of $110.0 million to our term loan in September 2005 in connection with the Flextronics acquisition and higher interest rates.

Other Expense

Other expense in 2006 decreased to $0.3 million from $34.7 million in 2005. This decrease is primarily due to charges associated with the redemption of our senior subordinated notes in the first quarter of 2005. There was no comparable amount during 2006. Other expense in 2005 included a charge of $28.0 million associated with the tender offer and redemption of our 10  3/4% senior subordinated notes and a charge of $6.7 million for the write-off of deferred financing and other costs associated with our prior senior credit facility and senior subordinated notes.

Income Taxes

Income tax expense was $1.2 million in 2006 compared with an income tax benefit of $3.1 million in 2005. The effective tax rate for 2006 was 3.1%. The effective tax rate for 2005 was not a meaningful number. The low effective tax rate in 2006 compared to the U.S. statutory rate of 39% was due to the continued release of our valuation allowance, tax credits and increased income in low tax jurisdictions. The primary reason for recording a tax benefit on positive net income before taxes in 2005 is that there was a loss and a corresponding tax benefit recorded in the U.S. for the year related to our debt refinancing activities in the first quarter, while at the same time there was income and a corresponding tax expense recorded in foreign jurisdictions with lower statutory tax rates. While the income in the foreign jurisdictions more than offset the U.S. losses in 2005, the foreign tax expense was not large enough to offset the U.S. tax benefit. Also benefiting the effective tax rates in both 2005 and 2006 was a reduction in our valuation allowance for deferred tax assets. Based on projections of taxable income for future periods, we reversed approximately $6.2 million of valuation allowance in each year. We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.

Year Ended December 31, 2005 Compared With Year Ended December 31, 2004

Revenue

Revenue in 2005 decreased 3% to $503.6 million from $517.3 million in 2004. Excluding revenues of $23.8 million in 2005 due to the Flextronics acquisition, revenue decreased 7% to $479.8 million in 2005. In 2005 we experienced a significant decrease in our communications end market driven by the loss of foundry revenues to STMicroelectronics as a result of the expiration of a take-or-pay contract in June 2004. Across our other end markets, but primarily in automotive and industrial, we experienced a greater than normal roll-off of revenues from older products in 2005 as compared to 2004. This was partially offset by increases in medical and military/aerospace revenues. The increase in medical revenues was due in part to a full year of revenues from our Dspfactory acquisition in November 2004.

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

Structured digital products revenue was $110.4 million in 2005, a decrease of 8% over 2004 revenue of $119.6 million. Increased revenue from the military/aerospace and industrial end markets were offset by decreases in the communications and computing end markets in 2005. This segment saw a decrease in average selling prices, due primarily to changes in the product mix, which was partially offset by an increase in unit volume sold, due to greater product offerings with the addition of revenue from the Flextronics acquisition.

We formerly had a third segment, mixed signal foundry services, which we have combined into the integrated mixed signal products segment.

The following table represents our revenue by region for the years ended December 31:

	2005	2004
North America	42.5%	42.1%
Europe	37.8%	41.3%
Asia	19.7%	16.6%

Gross Profit

Gross profit decreased to $237.2 million, or 47.1% of revenue, in 2005 from $246.3 million, or 47.6% of revenue, in 2004. The decrease in gross profit percentage is a result of decreased utilization of our wafer fabrication facilities, inefficiencies related to the relocation of our test operations in the Philippines and the transfer of our sort operations from Pocatello and Oudenaarde to the Philippines, and a $3.7 million charge related to discussions involving a previous quality issue with one customer.

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

We recorded a net $5.3 million in restructuring charges in 2005, compared to $7.9 million in 2004. The amounts in 2005 are related to several restructuring plans, including the announced consolidation of our Fab 1 in Belgium and the relocation of our Philippines facility combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. The amount in 2004 included charges for employee severance and other items as a result of our restructuring program announced in the fourth quarter of 2004. This program included headcount reductions related to the consolidation of our sort operations in the United States and Belgium to the Philippines, as well as other reductions in force resulting from cost containment measures. Following is a summary of the restructuring accrual as of and for the years ended December 31, 2004 and 2005 (in millions):

	Severance Costs	Lease Termination Costs	Legal Fees and Other Costs	Total
Balance at January 1, 2004	$0.7	$0.2	$—	$0.9
2004 Expense	7.7	0.2	—	7.9
2004 Paid	(3.4)	(0.1)	—	(3.5)

Balance at December 31, 2004	5.0	0.3	—	5.3
2005 Expense	5.1	—	1.7	6.8
2005 Paid	(4.0)	(0.1)	(1.7)	(5.8)
2005 Reserve Reversal	(1.3)	(0.2)	—	(1.5)

Balance at December 31, 2005	$4.8	$—	$—	$4.8

Operating Income

Operating income decreased to $67.1 million, or 13.3% of revenue, in 2005 compared with $86.7 million, or 16.8% of revenue, in 2004, driven by lower revenues, lower gross profit margin and higher operating expenses, particularly intangible amortization and research and development costs.

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

Income Taxes

Income tax benefit was $3.1 million in 2005 compared with an income tax expense of $15.0 million in 2004. The effective tax rate for 2005 was not a meaningful number. The effective tax rate was 22% in 2004. The primary reason for recording a tax benefit on positive net income before taxes in 2005 is that there was a loss and a corresponding tax benefit recorded in the U.S. for the year related to our debt refinancing activities in the first quarter, while at the same time there was income and a corresponding tax expense recorded in foreign jurisdictions with lower statutory tax rates. While the income in the foreign jurisdictions more than offset the U.S. losses in 2005, the foreign tax expense was not large enough to offset the U.S. tax benefit. Contributing to the large U.S. tax benefit was a reduction in our valuation allowance for deferred tax assets. Based on projections of taxable income for future periods, we reversed approximately $6.2 million of valuation allowance in 2005 and $6.4 million in 2004. We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized.

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

Our senior credit facilities consist of a $320.0 million senior secured term loan and a $90.0 million revolving credit facility. We made a voluntary $35.0 million prepayment toward the term loan on December 29, 2006, and the remaining balance of the term loan was $279.6 million as of December 31, 2006. The term loan requires principal payments, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The amortization schedule for the required quarterly principal payments changed due to this prepayment, and the revised required quarterly principal payment amount is now $0.7 million. The interest rate on the senior secured term loan on December 31, 2006, was 6.9%, based on LIBOR +1.5%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

These credit facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. We were in compliance with these covenants as of December 31, 2006. We anticipate continuing to be in compliance with these covenants in the first quarter of 2007.

We generated $93.8 million in cash from operating activities in 2006, compared to $56.2 million in cash from operating activities in 2005. This increase in operating cash flow was primarily due to increased net income in 2006 and less cash used for working capital.

Other significant sources and uses of cash can be divided into investing activities and financing activities. During 2006 and 2005, we invested in capital equipment in the amounts of $51.2 million and $34.5 million, respectively. See “Capital Expenditures” below. During 2006, we paid an aggregate of $27.0 million for the acquisitions of Starkey Laboratories’ integrated circuit design center and the ULP 6T SRAM and medical SOC ASIC businesses of NanoAmp Solutions, Inc. During 2005, we paid cash of $138.5 million for the Flextronics Acquisition, of which $110.0 million was financed by increasing our credit facility.

During 2006, we used net cash from financing activities of $35.5 million, due primarily to prepayments toward long-term debt, partially offset by issuance of common stock upon exercise of stock options. During 2005, we generated net cash from financing activities of $63.6 million, due primarily to the addition of $110.0 million to our term loan in the third quarter of 2005 to finance the Flextronics Acquisition, partially offset primarily by lowering our long-term debt by $43.2 million in conjunction with the redemption of our 10 3/4% senior subordinated notes and the refinancing of our senior credit facilities.

Capital Expenditures

During 2006, we spent $51.2 million for capital expenditures, compared with $34.5 million in 2005. Capital expenditures for 2006 focused on expanding the capacity of Fab 2 in Belgium to compensate for the planned closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Our annual capital expenditures are limited by the terms of the senior credit facilities. We believe we have adequate capacity under our senior credit facilities to make planned capital expenditures.

Off-Balance Sheet Arrangements

Other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments, we have no significant off-balance sheet transactions and we are not a guarantor of any other entity’s debt or other financial obligations. None of these off-balance sheet arrangements is likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Contingent Liabilities and Commitments

The following table presents a summary of our contractual obligations and payments, by period, as of December 31, 2006.

Cash Payments Due by Period

	Total	1 Year	2-3 Years	4-5 Years	After 5 Years
	(in millions)
Total long-term debt	$279.6	$2.8	$5.6	$5.6	$265.6
Operating leases	41.0	8.1	12.9	6.9	13.1
Purchase obligations	11.2	2.8	5.6	2.8	—
Other long-term liabilities	8.1	2.8	4.6	0.7	—

Total contractual cash obligations	$339.9	$16.5	$28.7	$16.0	$278.7

Recent Accounting Pronouncements

In February 2007, the FASB Issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115". This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, this guidance will have on our results of operations or financial position.

In October 2006, the FASB issued FSP 123(R)-5, "Amendment of FASB Staff Position FAS 123(R)-1". FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. We do not expect the adoption of FSP 123(R)-5 to have a material impact on our financial condition, results of operations or cash flows.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise’s financial statements. The Statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return to reduce diversity in practice. This interpretation is effective for fiscal years beginning after December 15, 2006. In the quarter of adoption, companies will be required to record the impact of adoption of FIN No. 48 to shareholders' equity. At this time, we do not expect the implementation of FIN No. 48 to have a material effect on our financial statements.

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

We have foreign currency exposure related to our operations in Belgium as well as other foreign locations. This foreign currency exposure, primarily related to Euro-denominated instruments, is due to potential fluctuations in our annual sales and operating costs denominated in foreign currencies as well as exposure arising from the translation or remeasurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in Euros and we have exposure related to sales and operating costs increasing or decreasing based on changes in euro currency exchange rates. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. During December 2006, we entered into a foreign exchange collar contract, which ensures conversion of €4.5 million in the first quarter of 2007 at a rate of no less than $1.3030 and no more than $1.3700 per €1.

We also have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries' financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro, the Japanese yen and the Philippine peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of December 31, 2006, approximately 73% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2006, would cause a change in consolidated net assets of approximately $17.1 million, primarily due to euro denominated exposures. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions, pursuant to our policies. As of December 31, 2006, the existing forward contract to sell €40.0 million on January 3, 2007 at a rate of $1.273980 per €1was offset by a spot contract to buy €40.0 million at a rate of $1.31700 per €1. The net difference of the contracts, as well as the net difference of previous contracts in 2006 of $2.2 million, was recorded in other comprehensive income on our balance sheet. The Company currently does not have any forward contracts in place. When forwards are used, they act as a hedging instrument to hedge net investment exposure in foreign subsidiaries. The forward contracts are typically in euros and normally have maturities that do not exceed 100 days. All derivative contracts we entered into are components of our hedging program and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes.

When utilized, the fair value of our forward contracts is subject to change as a result of potential changes in market rates and prices. If the U.S. dollar were to strengthen or weaken by 10% against the foreign currencies that are hedged by our forward exchange contracts, the hypothetical value of the contracts would change accordingly. However, these forward exchange contracts are hedges and consequently any market value gains or losses arising from these foreign exchange contracts should be offset by foreign exchange losses or gains on the underlying net assets and liabilities. Calculations of the above effects assume that each rate changed in the same direction at the same time relative to the U.S. dollar. The calculations reflect only those differences resulting from mechanically replacing one exchange rate with another. They do not factor in any potential effects that changes in currency exchange rates may have on statement of operations translation, sales volume and prices and on local currency costs of production.

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

Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $1.9 million in interest expense. We are also subject to interest rate risks on our current cash and cash equivalent balances. For example, if the interest rate on our interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $1.0 million during 2006. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our potential response to such hypothetical conditions. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at December 31, 2006 and 2005, consisted primarily of investments in money market funds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control-Integrated Framework. Management’s assessment and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired NanoAmp Solutions (NanoAmp) business, which we acquired on September 8, 2006. As of and for the year ended December 31, 2006, NanoAmp constituted approximately 0.6% and 0.9% of total assets and net assets, excluding goodwill and intangible assets related to this acquisition, respectively and 0.6% and (1.0)% of revenues and net income, respectively.

Our management has concluded that, as of December 31, 2006, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles based on the criteria set forth by the COSO.

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

Reports of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMIS Holdings, Inc.

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Controls over Financial Reporting that AMIS Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMIS Holdings, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the company’s internal control over financial reporting based on our audit.

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

As indicated in the accompanying Management's Report on Internal Control Over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the acquired NanoAmp Solutions business (NanoAmp), which AMIS acquired on September 8, 2006. As of and for the period from September 9, 2006 through December 31, 2006, net and total assets, total revenues and net income subject to NanoAmp's internal control over financial reporting represented 0.6% and 0.9% of total and net assets, excluding goodwill and intangible assets, respectively, as of December 31, 2006 and 0.6% and (1.0)% of revenues and net income, respectively, for the year ended December 31, 2006. Our audit of internal control over financial reporting of AMIS Holdings, Inc. also did not include an evaluation of the internal control over financial reporting of NanoAmp.

In our opinion, management’s assessment that AMIS Holdings, Inc. maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, AMIS Holdings, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMIS Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006 of AMIS Holdings, Inc. and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Salt Lake City, Utah

February 27, 2007

The Board of Directors and Stockholders

AMIS Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AMIS Holdings, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMIS Holdings, Inc. at December 31, 2006 and 2005, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles.

As discussed in Notes 2 and 12 to the financial statements, effective January 1, 2006, the Company changed its method of accounting for stock-based compensation, as a result of its adoption of SFAS No. 123(R), “Share-Based Payments”.

We have also audited in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of AMIS Holdings, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2007 expressed an unqualified opinion thereon.

/s/    ERNST & YOUNG LLP

Salt Lake City, Utah

February 27, 2007

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$77.1	$96.7
Accounts receivable, less allowances of $3.4 million and $4.4 million at December 31, 2006 and 2005, respectively	110.1	99.9
Inventories	77.5	64.3
Deferred tax assets	3.9	4.5
Prepaid expenses	17.0	22.9
Other current assets	15.3	8.8

Total current assets	300.9	297.1
Property, plant and equipment, net	215.9	203.8
Goodwill, net	89.1	72.6
Intangible assets, net	100.6	92.5
Deferred tax assets	57.0	51.4
Other assets	23.4	23.4

Total assets	$786.9	$740.8

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.8	$3.2
Accounts payable	56.5	48.8
Accrued expenses and other current liabilities	58.4	62.7
Foreign deferred tax liability	2.3	2.7
Income taxes payable	1.7	0.7

Total current liabilities	121.7	118.1
Long-term debt, less current portion	276.8	314.7
Other long-term liabilities	5.7	8.2

Total liabilities	404.2	441.0
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 88,171,454 and 86,348,367 shares issued and outstanding as of December 31, 2006 and December 31, 2005, respectively	0.9	0.9
Additional paid-in capital	553.6	534.4
Accumulated deficit	(211.5)	(248.9)
Deferred compensation	—	(0.2)
Accumulated other comprehensive income	39.7	13.6

Total stockholders’ equity	382.7	299.8

Total liabilities and stockholders’ equity	$786.9	$740.8

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$605.6	$503.6	$517.3
Cost of revenue	334.5	266.4	271.0

	271.1	237.2	246.3
Operating expenses:
Research and development	104.6	87.4	77.2
Marketing and selling	49.1	39.1	43.0
General and administrative	33.8	28.5	28.7
Amortization of acquisition-related intangible assets	18.0	9.0	1.3
In-process research and development	—	0.8	1.5
Restructuring and impairment charges	8.3	5.3	7.9

	213.8	170.1	159.6

Operating income	57.3	67.1	86.7
Other income (expense):
Interest expense	(22.3)	(16.1)	(20.7)
Interest income	3.9	2.3	2.1
Other expense, net	(0.3)	(34.7)	(0.7)

	(18.7)	(48.5)	(19.3)

Income before income taxes	38.6	18.6	67.4
Provision (benefit) for income taxes	1.2	(3.1)	15.0

Net income	$37.4	$21.7	$52.4

Basic net income per share	$0.43	$0.25	$0.63

Diluted net income per share	$0.42	$0.25	$0.60

Weighted average number of shares used in calculating basic net income per share	87.6	85.7	82.9

Weighted average number of shares used in calculating diluted net income per share	89.3	88.2	86.6

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND

COMPREHENSIVE INCOME

(In millions)

	Common Stock		Additional Paid-in	Accumulated	Deferred	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Total
Balance at January 1, 2004	82.0	$0.8	$510.7	$(323.0)	$(0.5)	$17.0	$205.0
Comprehensive income:
Net income	—	—	—	52.4	—	—	52.4
Foreign currency translation adjustment	—	—	—	—	—	8.6	8.6

Total comprehensive income	—	—	—	52.4	—	8.6	61.0
Exercise of stock options	1.4	—	1.1	—	—	—	1.1
Issuance of common stock related to acquisition	1.3	—	16.5	—	—	—	16.5
Employee stock purchase plan	0.1	—	1.5	—	—	—	1.5
Share-based compensation on acceleration of stock option vesting and options issued to nonemployees	—	—	0.8	—	—	—	0.8
Amortization of deferred compensation	—	—	—	—	0.1	—	0.1

Balance at December 31, 2004	84.8	0.8	530.6	(270.6)	(0.4)	25.6	286.0
Comprehensive income:
Net income	—	—	—	21.7	—	—	21.7
Unrealized derivative gain	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment	—	—	—	—	—	(12.0)	(12.0)

Total comprehensive income	—	—	—	21.7	—	(11.9)	9.8
Exercise of stock options	1.2	0.1	0.8	—	—	—	0.9
Issuance of common stock related to exercise of warrant	0.1	—	—	—	—	—	—
Employee stock purchase plan	0.3	—	2.9	—	—	—	2.9
Amortization of deferred compensation	—	—	—	—	0.2	—	0.2

Balance at December 31, 2005	86.4	0.9	534.3	(248.9)	(0.2)	13.7	299.8
Comprehensive income:
Net income	—	—	—	37.4	—	—	37.4
Impact of adoption of FASB Statement No. 158	—	—	—	—	—	0.3	0.3
Unrealized derivative loss (net of taxes of $1.5)	—	—	—	—	—	(2.2)	(2.2)
Foreign currency translation adjustment	—	—	—	—	—	27.9	27.9

Total comprehensive income	—	—	—	37.4	—	26.0	63.4
Exercise of stock options	0.6	—	0.6	—	—	—	0.6
Issuance of common stock related to acquisition	0.9	—	8.5	—	—	—	8.5
Employee stock purchase plan	0.3	—	2.3	—	—	—	2.3
Amortization of deferred compensation	—	—	—	—	0.2	—	0.2
Share-based compensation expense	—	—	7.9	—	—	—	7.9

Balance at December 31, 2006	88.2	$0.9	$553.6	$(211.5)	$0.0	$39.7	$382.7

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities
Net income	$37.4	$21.7	$52.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67.9	55.0	43.8
In-process research and development	—	0.8	1.5
Amortization of deferred financing costs	0.8	0.8	1.3
Share-based compensation expense	7.9	0.2	0.9
Restructuring charges, net of cash expended	(0.6)	4.9	5.1
Impairment of equipment	0.6	—	—
Provision for (benefit from) deferred income taxes	(4.4)	(4.5)	2.2
Write-off of deferred financing fees	0.4	6.7	—
Loss on retirement of property, plant and equipment	0.5	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	(5.1)	(16.3)	(0.4)
Inventories	(6.6)	(11.5)	(4.0)
Prepaid expenses and other assets	(0.4)	1.0	(5.2)
Accounts payable	5.2	8.2	0.9
Accrued expenses and other liabilities	(9.8)	(10.9)	(2.3)

Net cash provided by operating activities	93.8	56.2	96.2
Cash flows from investing activities
Purchases of property, plant and equipment	(51.2)	(34.5)	(32.4)
Proceeds from sale of property, plant and equipment	—	—	0.1
Purchase of business, net of cash acquired	(27.0)	(138.5)	(26.8)
Changes in restricted cash	0.5	(1.2)	2.4
Changes in other assets	(5.6)	(2.1)	(3.3)

Net cash used in investing activities	(83.3)	(176.3)	(60.0)
Cash flows from financing activities
Payments on long-term debt	(38.2)	(255.6)	(1.2)
Proceeds from senior term loan	—	320.0	—
Proceeds from exercise of stock options for common stock and employee stock purchase plan	2.8	3.8	2.5
Debt issuance costs	(0.1)	(4.5)	—
Payment to settle derivatives	—	(0.1)	—

Net cash (used in) provided by financing activities	(35.5)	63.6	1.3
Effect of exchange rate changes on cash and cash equivalents	5.4	(8.5)	5.1

Net increase/(decrease) in cash and cash equivalents	(19.6)	(65.0)	42.6
Cash and cash equivalents at beginning of year	96.7	161.7	119.1

Cash and cash equivalents at end of year	$77.1	$96.7	$161.7

Supplementary cash flow information
Cash paid for interest	$21.4	$21.1	$19.4
Cash paid for income taxes	$3.9	$4.2	$12.6
Supplementary disclosure of non-cash investing and financing activities
Common stock issued for purchase of business	$8.5	$—	$16.7

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006

1. Background, Basis of Presentation and Recapitalization

Background and Basis of Presentation

AMIS Holdings, Inc., through its wholly-owned subsidiary, AMI Semiconductor, Inc., (collectively, the Company) is primarily engaged in designing, manufacturing and marketing integrated circuits worldwide. The Company is headquartered in Pocatello, Idaho and has manufacturing operations in Pocatello, Idaho, Oudenaarde, Belgium and Calamba, the Philippines, and design centers and sales offices throughout the world.

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

The Company recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery is fulfilled and collectibility is reasonably assured. In certain situations, the Company ships products through freight forwarders. In most cases, revenue is recognized when the product is delivered to the customer’s carrier, regardless of the terms and conditions of sale. The only exception is where title does not pass until the product is received by the customer. In that case, revenue is recognized upon receipt by the customer. Estimates of product returns and allowances, based on actual historical experience and the Company’s knowledge of potential quality issues, are recorded at the time revenue is recognized or when the quality issues are known and are deducted from revenue.

Revenue from contracts to perform engineering design and product development are recognized as milestones are achieved, which approximates the percentage-of-completion method. Costs associated with such contracts are expensed as incurred unless the estimated costs of the contract will exceed the revenues. When this occurs, the loss on the contract is recognized immediately. Revenues under contracts acquired as part of the Flextronics acquisition are recorded using the completed contract method. This method is consistently applied to each of these contracts and revenue is recognized accordingly when the item enters production or when the contract is complete. Under contracts for which revenue is recognized as milestones are achieved, a typical milestone billing structure is 40% at the start of the project, 40% at the creation of the reticle set and 20% upon delivery of the prototypes. Since up to 40% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, management analyzes those billings and the status of in-process design development projects at the end of each quarter to determine that the milestone billings approximate percentage-of-completion on an aggregate basis. Management compares each project’s stage with the total level of effort required to complete the project, which management believes is representative of the cost-to-complete method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of the Company’s design development process and the billing and recognition of 20% of the project revenue after design development work is complete (which effectively defers 20% of the revenue recognition to the end of the contract), management believes the Company’s milestone method approximates the percentage-of-completion method in all material respects.

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

Capitalized Software Development Costs for Internal Use

In accordance with the provisions of Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” the Company capitalizes internal and external costs to develop or obtain internal use software during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred, as are training and maintenance costs. The Company capitalized approximately $0.5 million, $1.1 million and $1.4 million relating to purchased software and the internal and external costs to develop that software in 2006, 2005 and 2004, respectively. Amortization is computed using the straight-line method over the estimated useful life of the assets, which has been determined to be three years.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s customers include, but are not limited to, other U.S. and foreign semiconductor manufacturers and manufacturers of computer systems, automobiles, and medical, industrial and telecommunications equipment. Management believes that any significant risk of accounting loss is reduced due to the diversity of its products and end customers. The Company performs ongoing credit evaluations of its customers’ respective financial condition and requires collateral, such as prepayments or letters of credit, when deemed necessary. The Company monitors the need for an allowance for doubtful accounts based on historical losses, economic conditions and expected collections of accounts receivable. No one customer accounted for more than 10% of revenue or net accounts receivable for the years ended December 31, 2006, 2005 and 2004.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Inventories

Inventories are stated at the lower of cost (using the first in, first out method) or market. The Company provides an allowance for inventories on hand that are in excess of forecasted demand. Forecasted demand is determined based on historical sales or inventory usage, expected future sales or inventory usage using backlog and other projections and the nature of the inventories. The Company also reviews other inventories for indicators of impairment and provides an allowance as deemed necessary.

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

Depreciation expense related to property, plant and equipment was approximately $43.5 million, $41.8 million and $40.4 million for the years ended December 31, 2006, 2005 and 2004, respectively.

Restricted Cash

Restricted cash as of December 31, 2006 and 2005, is composed of a guarantee made by our Belgian subsidiary on behalf of our Philippine subsidiary related to the lease of the Philippine facility. Restricted cash is included as a component of other assets. (See Note 3.)

Intangible Assets

Intangible assets are recorded at the lower of cost or their net realizable value and are being amortized on a straight-line basis over six months to fifteen years.

The following table summarizes the gross carrying amount and accumulated amortization for each major class of intangible assets at December 31 (in millions):

	2006		2005
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life
Licenses	$76.4	$66.6	$72.4	$63.3	0.5 to 15 years
Non-compete agreements	2.4	1.1	2.3	0.4	2 years
Customer relationships	59.3	9.8	45.8	3.0	4 to 10 years
Developed technology	48.1	14.6	37.9	4.7	5 to 10 years
Patents	8.4	2.1	6.6	1.2	5 to 10 years
Contracts	0.5	0.3	0.3	0.2	5 years

Total	$195.1	$94.5	$165.3	$72.8

Amortization expense relating to intangible assets, except for acquisition-related intangible assets, was approximately $1.0 million, $1.4 million and $2.0 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are classified in research and development expenses in the accompanying statements of income. Amortization expense related to acquisition-related intangible assets was approximately $18.0 million, $9.0 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. These amounts are shown as a separate line item in operating expenses in the accompanying statements of income. The accumulated amortization balances as of December 31, 2006, 2005 and 2004 include the impact of translation from foreign currencies to the US Dollar and therefore, the change in accumulated amortization balances between the periods does not necessarily equal the amortization expense for the same period.

The scheduled amortization expense for the next five years is as follows (in millions):

2007	$20.4
2008	$19.7
2009	$15.9
2010	$9.3
2011	$9.1

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

Debt Issuance Costs

Debt issuance costs relate to fees incurred to obtain and amend bank term loans and revolving credit facilities and fees incurred in connection with senior subordinated notes (see Note 6). These costs are being amortized to interest expense over the respective lives of the debt issues on a straight-line basis, which approximates the effective interest method. Amortization expense was approximately $0.8 million, $0.8 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004, respectively. During 2006, the Company voluntarily prepaid a portion of the $320.0 million senior secured term loan. In connection with this prepayment, the Company expensed approximately $0.4 million of unamortized debt issuance costs, which is included as part of other expense on the accompanying 2006 consolidated statements of income. During 2005, the Company repaid the senior subordinated notes. In connection with this repayment, the Company expensed approximately $6.7 million of unamortized debt issuance costs, which is included as part of other expense on the accompanying 2005 consolidated statements of income.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identified its reporting units and determined the carrying value of the reporting units by assigning assets and liabilities, including goodwill and intangible assets, to the reporting units. As of December 31, 2006, there is approximately $84.5 million of the Company’s goodwill classified within the Company’s Integrated Mixed Signal Products segment and $4.6 million within the Structured Digital Products segment. The Integrated Mixed Signal Products segment is comprised of the following reporting units: Integrated Mixed Signal Product Line, Medical Wireless Product Line and Image Sensing Product Line. The Structured Digital Products segment is also a reporting unit.

As of December 31, 2006 and 2005, the Company’s gross goodwill balance is approximately $110.9 million, and $94.4 million, respectively, with accumulated amortization of approximately $21.8 million for each period. The Company’s goodwill increased in 2006 as a result of the acquisitions discussed elsewhere in this annual report on Form 10-K. The Company’s goodwill balance is also impacted by foreign currency translation.

SFAS No. 142 requires a two-step annual impairment test. In the first step, the Company determines the fair value of the reporting unit using a discounted cash flow valuation model and compares it to the reporting unit’s carrying value. If the fair value of the reporting unit exceeds its carrying value, goodwill of the reporting unit is considered not impaired and no further testing is required. If the fair value does not exceed the carrying value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any.

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

The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for its reporting unit in the fourth quarter of each fiscal year. The Company performed its annual impairment test for goodwill during the fourth quarter of 2006 and concluded that goodwill was not impaired.

Foreign Currency

The local currencies are the functional currencies for the Company’s fabrication facilities, sales operations and/or product design centers outside of the United States, except for the Company’s operations in the Philippines. Cumulative translation adjustments that result from the process of translating these entities’ financial statements into U.S. dollars are included as a component of comprehensive income which totals approximately $41.5 million, $13.6 million and $25.6 million as of December 31, 2006, 2005 and 2004, respectively.

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

Gains and losses from foreign currency transactions, such as those resulting from the settlement of transactions that are denominated in a currency other than a subsidiary’s functional currency, are included in the correlating line of the statement of income. The effects of foreign currency on the statement of income in 2006, 2005, and 2004 were immaterial.

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

Stock Options

The Company adopted Statement of Financial Accounting Standards (SFAS) No. 123 (revised 2004) on January 1, 2006. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values. This statement revises SFAS 123, and supersedes Accounting Principles Board (APB) Opinion 25. The Company adopted SFAS 123(R) using the modified prospective transition method and therefore, its consolidated financial statements for prior periods have not been restated to reflect, and do not include, the effect of SFAS 123(R).

Share-based compensation expense that was recorded in 2006 includes the compensation expense for the share-based payments granted in the current year, as well as for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. As of December 31, 2006, the total compensation cost related to unvested share-based awards granted to employees under our stock option plans but not yet recognized was approximately $13.3 million, net of estimated forfeitures of $4.3 million. This expense is expected to be recognized over a weighted average period of 6.3 years using the straight-line method.

During the third quarter of 2006, the Company implemented a change in its share-based compensation strategy to utilize a combination of stock options and restricted stock units (RSUs) that vest over time based on service, or vest based on a combination of performance and service rather than exclusively offering stock options. On July 31, 2006, the Company granted 366,633 service-based RSUs to key exempt employees and 138,650 performance-based RSUs to a limited number of executive staff. These RSUs are included in the determination of total share-based compensation expense. The projected number of shares that will actually be issued pursuant to the performance-based RSUs is evaluated each reporting period and compensation expense is recognized only for those shares for which issuance is probable. The number of shares that will be issued is calculated by estimating how actual business performance at the end of the measurement period will compare to predetermined performance targets. As of December 31, 2006, the Company determined that it was not probable that any shares would be issued for 2006 under the performance-based RSUs. Consequently, no compensation expense was recognized during the fourth quarter of 2006 and the expense recognized during the third quarter of 2006 was reversed. Since the performance conditions were not met, these RSUs will terminate on March 1, 2007. As of December 31, 2006, there were approximately $2.6 million of total unrecognized compensation costs related to the service-based RSUs, net of estimated forfeitures of $0.5 million. Compensation expense will be recognized over the vesting period of two or three years from the vesting commencement date using the straight-line method.

Effective January 1, 2006, compensation expense related to the Employee Stock Purchase Plan (ESPP) is also being recognized in accordance with SFAS 123(R). The total unrecognized compensation expense related to this plan was immaterial to the consolidated financial statements as of December 31, 2006.

The Company incurred a total of $7.9 million for share-based compensation expense for the twelve-month period ended December 31, 2006. As of December 31, 2006, $0.3 million of the total share based compensation was capitalized as inventory and the remaining expense was recorded to the following line items of the Statements of Income and Balance Sheet (in millions):

Financial Statement Line Item	Twelve months ended: December 31, 2006	As of December 31, 2006
Cost of revenue	$0.8
Research and development	$3.1
Sales and marketing	$1.1
General and administrative	$2.9
Inventory		$0.3

As a result of adopting SFAS 123(R), the Company’s net income before income taxes was $7.5 million lower and its net income is $5.1 million lower for the twelve-month period ended December 31, 2006, respectively, than if it had continued to account for share-based compensation under APB 25. The impact on net income related to the RSUs was not considered because compensation expense would have been required under APB 25 as well. Basic and diluted net income per share for the twelve-month period ended December 31, 2006, are $0.06 lower, respectively, than if the Company had continued to account for share-based compensation under APB 25.

The Company determined share-based compensation expense for options and/or warrants granted to non-employees prior to January 1, 2006 in accordance with SFAS 123 and the Emerging Issues Task Force (EITF) consensus on Issue No. 96-18, “Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.” The Company remeasured the fair value of options or warrants granted to non-employees as the underlying options or warrants vested. After January 1, 2006, the Company determined share-based compensation expense in accordance with SFAS 123(R), in addition to the EITF consensus on Issue No. 96-18. The Company will continue to record the expense at fair value and re-measure it periodically.

In accordance with SFAS 123(R), any cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) will be classified as financing cash flows. There were no excess tax benefits recognized during the twelve-month period ended December 31, 2006.

Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company elected to follow the intrinsic value-based method prescribed by APB 25, and related interpretations in accounting for employee share-based compensation. Under APB 25, the Company did not record any compensation expense for stock options the Company granted to employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options, and vesting period are fixed (which is generally the Company’s policy). The Company recorded deferred share-based compensation when it granted stock options to employees at exercise prices less than the estimated fair value of the underlying common stock on the grant date. The Company complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which required the disclosure of pro forma net income and net income per share as if the Company had expensed the fair value of the options in determining net income. The following table provides pro forma information for the years ended December 31, 2005 and December 31, 2004 that illustrates the net income (in millions, except per share data), and net income per share as if the fair value method had been adopted under SFAS 123.

	2005	2004
Net income as reported	$21.7	$52.4
Less: Share-based compensation expense determined under the fair value method, net of related tax effects	(13.3)	(3.9)
Add: Compensation expense associated with accelerated stock options, net of related taxeffects	—	0.4
Amortization of deferred compensation, net of related tax effects	0.1	0.1

Pro forma net income	$8.5	$49.0

Net income per share:
Basic as reported	$0.25	$0.63
Diluted as reported	$0.25	$0.60
Pro forma basic	$0.10	$0.59
Pro forma diluted	$0.10	$0.57

In December 2005, the Company accelerated the vesting of certain unvested and “out-of-the-money” stock options that were previously awarded to employees and officers that had exercise prices per share of $13.00 to $20.00, in anticipation of adopting SFAS No. 123(R). As a result, options to purchase approximately 1.9 million shares of the Company’s stock became exercisable immediately. The Company expected this acceleration to reduce the pre-tax expense that it would have recognized with respect to share-based compensation under adoption of SFAS No. 123(R) by approximately $5.0 million in 2006, $2.7 million in 2007, and $0.9 million in the aggregate for 2008 and 2009.

The Company used the Black-Scholes-Merton valuation model for its pro forma information required under SFAS 123 and continues to use this model to value any share-based compensation under SFAS No. 123(R). The Company estimated the fair value of options at the date of the grant based on the following weighted-average assumptions for options granted during each period:

	2006	2005	2004
Dividend yield	0.0%	0.0%	0.0%
Volatility	54.0%	66.0%	75.0%
Risk-free interest rate	4.79%	4.18%	3.14%
Expected life in years	4.75	5.4	3.7
Weighted average fair value of options at grant date	$4.75	$7.01	$8.05

Option valuation methods, including Black-Scholes-Merton, require the input of highly subjective assumptions, which are discussed below.

Expected Term—Options granted generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted expire seven years from the date of grant. Management does not believe that an adequate amount of post-IPO data exists to use the Company’s experience to determine the expected term of the option grant. The expected term currently used is calculated using the “shortcut approach” described in SAB 107. Under this approach, the expected term is presumed to be the mid-point between the weighted average vesting date and the end of the contractual term, taking graded vesting into account.

Expected Volatility—SFAS 123(R) indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. AMIS Holdings, Inc. is a relatively new public company and adequate data does not exist for this time period. Management does not believe that historical stock price volatility accurately reflects option-related volatility as no post-IPO options have been exercised as of December 31, 2006. Therefore, the volatility variable used is a benchmark of other comparable companies’ volatility rates.

Expected Dividend—The dividend rate used is zero as the Company has never paid any cash dividends on its common stock and does not anticipate doing so in the foreseeable future. The Company is also restricted from paying dividends under its senior secured credit facilities.

Risk-Free Interest Rate—The interest rates used are based on the implied yield currently available on U.S. Treasury zero-coupon issues with an equivalent remaining term equal to the expected life of the award.

Expected Forfeiture Rate—Management made an estimate of expected forfeitures and is recognizing compensation costs only for equity awards expected to vest, as required by SFAS 123(R). The estimated forfeiture rate for options is determined using a weighted average of historical forfeiture rates and approximates 11.0% at December 31, 2006. Because RSUs with solely time-based vesting were granted only to exempt employees, the Company estimated the expected forfeiture rate to be 8.5% based on the historical termination rate for exempt employees. For RSUs with both performance-based and time-based vesting, which the Company granted only to twelve key executives, the Company estimated the expected forfeiture rate based on a combination of historical data and subjective judgment. The Company examined the historical forfeiture rate for options held by these key executives, which is approximately 1%, and then estimated the number of executives that would leave which produced an expected forfeiture rate of 2.1%.

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 31, 2006, 2005 and 2004, were not material to the consolidated financial statements.

Net Income Per Share

The Company calculates net income per share in accordance with SFAS No. 128, “Earnings Per Share.” Basic net income per share is computed using the weighted average number of common shares outstanding during the period. The dilutive effect of the common stock equivalents is included in the calculation of diluted earnings per share only when the effect of their inclusion would be dilutive. Potentially dilutive common equivalent shares consist of stock options, RSUs and warrants.

Options to purchase 5.1 million, 5.5 million, and 1.2 million shares of common stock and warrants to purchase 4.6 million, 4.6 million, and 4.7 million shares of common stock were outstanding as of December 31, 2006, 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted shares outstanding for the years ended December 31 (in millions):

	2006	2005	2004
Weighted-average basic shares outstanding	87.6	85.7	82.9
Effect of dilutive securities—shares issuable upon exercise of options, warrants and contingently issuable shares	1.7	2.5	3.7

Weighted-average fully diluted shares outstanding	89.3	88.2	86.6

Derivatives

The Company complies with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,”as amended. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. (See Note 13 for further discussion.)

Recent Accounting Pronouncements

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115”. This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, this guidance will have on its results of operations or financial position.

In October 2006, the FASB issued FSP 123(R)-5, “Amendment of FASB Staff Position FAS 123(R)-1”. FSP 123(R)-5 amends FSP 123(R)-1 for equity instruments that were originally issued as employee compensation and then modified, with such modification made solely to reflect an equity restructuring that occurs when the holders are no longer employees. The Company does not expect the adoption of FSP 123(R)-5 to have a material impact on its financial condition, results of operations or cash flows.

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

In June 2006, the Financial Accounting Standards Board (FASB) issued FASB Interpretation No. 48 (FIN No. 48), “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109.” FIN No. 48 clarifies the accounting and disclosure for uncertainty in income taxes recognized in an enterprise’s financial statements. The Statement prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return to reduce diversity in practice. This interpretation is effective for fiscal years beginning after December 15, 2006. In the quarter of adoption, companies will be required to record the impact of adoption of FIN No. 48 to shareholders’ equity. At this time, we do not expect the Implementation of FIN No. 48 to have a material affect on our financial statements.

Reclassifications

Certain prior year amounts shown have been reclassified to conform to the current year presentation.

3. Financial Statement Details

Inventories consist of the following at December 31 (in millions):

	2006	2005
Raw materials	$5.8	$4.9
Work-in-process	44.5	40.6
Finished goods	27.2	18.8

	$77.5	$64.3

Other long-term assets consist of the following at December 31 (in millions):

	2006	2005
Restricted cash	$2.2	$2.6
Prepaid pension asset	9.6	8.6
Debt issuance costs, net	2.8	4.0
Other	8.8	8.2

	$23.4	$23.4

Property, plant and equipment consists of the following at December 31 (in millions):

	2006	2005
Land and buildings	$66.0	$70.6
Machinery and equipment	464.1	433.7
Construction-in-progress	25.8	11.3

	555.9	515.6
Less accumulated depreciation	(340.0)	(311.8)

	$215.9	$203.8

Accrued expenses and other current liabilities consist of the following at December 31 (in millions):

	2006	2005
Accrued employee compensation	$28.9	$23.9
Reserve for restructuring charges	3.8	4.8
Reserve for product development project losses	5.1	8.6
Investment grant payable	3.4	3.7
Reserve for warranty	1.1	4.7
Interest payable	0.2	0.1
Other	15.9	16.9

	$58.4	$62.7

4. Lease and Other Commitments

The Company leases certain facilities and equipment under noncancelable operating lease arrangements, some of which include various renewal options and escalation clauses. During the years ended December 31, 2006, 2005 and 2004, rental expense under such arrangements was approximately $7.7 million, $6.8 million and $7.1 million, respectively.

Approximate future minimum annual rental commitments at December 31, 2006, are as follows (in millions):

2007	$8.1
2008	$7.2
2009	$5.7
2010	$4.0
2011	$2.9

To achieve more favorable pricing and ensure delivery when demanded, the Company contracts for certain chemicals, raw materials, and services at fixed prices, but not fixed quantities. These contracts are renegotiated on either a quarterly or annual basis. As no fixed quantities are required and terms are less than one year, no reportable commitment is deemed to exist for these contracts. In October 1995, the Company entered into a 15-year take-or-pay supply agreement under which Praxair, Inc. (“Praxair”) will supply 100% of the Company’s need for certain industrial gases. The Company does have the option to purchase these gases elsewhere, if the Company can prove that market prices are lower than those charged by Praxair. In 2006, 2005, and 2004 the Company purchased approximately $1.2 million, $1.8 million, $1.3 million, respectively, under this agreement. No amounts have been paid out under the take-or-pay provision of the contract.

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

5. Transactions with Related Parties

Shareholders’ Agreement

We are party to a shareholders’ agreement with certain significant shareholders, each of which beneficially owns more than 5% of our outstanding common stock, and certain other stockholders. This agreement covers matters of corporate governance, restrictions on transfer of securities, tag-along rights, rights to compel a sale of securities, registration rights and information rights.

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

Nippon Mining’s subsidiary agreed to indemnify the Company for any obligation relating to this environmental issue. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” because amounts to be paid by the Company and reimbursed by Nippon Mining’s subsidiary are not fixed and determinable, the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2006, 2005 and 2004, respectively, related to this matter. The amounts are immaterial to the financial statements.

6. Long-Term Debt

The following table summarizes the Company’s outstanding long-term debt at December 31, (in millions):

	2006	2005
Term loan	$279.6	$317.9
Less current portion	2.8	3.2

Total long-term debt	$276.8	$314.7

The Company and AMI Semiconductor, Inc., its wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan and a revolving credit facility.

On March 2, 2005, AMI Semiconductor, Inc., announced a tender offer for its 10  3/4% senior subordinated notes as well as a refinancing of the existing $125.0 million senior secured term loan and $90.0 million revolving credit facility. On April 1, 2005, 100% of the outstanding notes had been repurchased and the indenture governing the senior subordinated notes was discharged. Proceeds from a new senior secured term loan of $210.0 million, entered into on April 1, 2005, and existing cash of $75.8 million were used to purchase the outstanding notes for $130.0 million, pay a premium on the notes and expenses associated with the tender of $28.0 million in the aggregate, which is recorded in other expense on the accompanying consolidated statement of income, repay the outstanding balance of the previous senior secured term loan of $123.2 million, with the remainder used to pay accrued interest on the notes and the previous senior secured term loan and pay expenses related to the refinancing of the senior credit facilities. As a result of these transactions, total debt was reduced by $43.2 million. In conjunction with the refinancing, the Company recorded a charge of $6.7 million in other expense on the accompanying consolidated statement of income in the first quarter of 2005 for the write off of deferred financing and other costs associated with the notes and the previous senior credit facilities. In addition, the Company recorded $2.9 million in deferred financing costs related to the new senior credit facility, included in other long-term assets in the accompanying consolidated balance sheet, which will be amortized over the term of the senior credit facilities.

On September 9, 2005, AMI Semiconductor, Inc. amended its senior secured credit facilities by borrowing an additional $110.0 million under the term loan to fund a portion of the purchase of substantially all of the assets and certain liabilities of the semiconductor division of Flextronics International USA Inc. (see Note 17). The new amended senior credit facilities consist of the new amended senior secured term loan and a $90.0 million revolving credit facility. The Company recorded an additional $1.6 million in deferred financing costs related to this amendment. Pursuant to the senior credit facility the covenants require the debt to be collateralized by 100%

of the domestic corporations’ equity and 65% of the directly owned foreign corporations’ equity. The Company made a voluntary $35 million prepayment toward the term loan on December 29, 2006, and the remaining balance of the term loan was $279.6 million as of December 31, 2006. The term loan requires principal payments, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The amortization schedule for the required quarterly principal payments changed due to the aforementioned prepayment, and the revised required quarterly principal payment amount is now $0.7 million. The interest rate on the senior secured term loan, which is based on LIBOR + 1.5, on December 31, 2006, 2005 and 2004, was 6.9%, 5.9% and 4.9%, respectively. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

The facilities require the Company to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of December 31, 2006.

Letters of Credit

During January 2005 one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA obtained a Letter of Credit in association with the planned relocation to a new facility in the Philippines. The Letter of Credit is for $6.0 million, of which $3.0 million is collateralized with a cash deposit recorded as restricted cash in other assets on the accompanying consolidated balance sheet. The face value of the Letter of Credit decreases every six months beginning June 30, 2006, by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount for 7.5 years. As of December 31, 2006, the value of the cash deposit was $2.8 million. The bank issuing the Letter of Credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA as additional collateral, which had not been done as of December 31, 2006.

Aggregate Maturities of Long-Term Debt

The following table summarizes the aggregate maturities of the Company’s long-term debt (in millions):

	2007	2008	2009	2010	2011	Thereafter
Term Loan	$2.8	$2.8	$2.8	$2.8	$2.8	$265.6

7. Customer-Funded Product Development Activities

Customer-funded product development activities are accounted for as contracts. The Company evaluates individual contracts and, where appropriate, records an accrual for any contracts that individually are expected to result in an overall loss. Revenue earned and costs incurred on product development contracts for the years ended December 31, 2006, 2005 and 2004, are as follows: 2006—$37.7 million and $24.7 million, respectively; 2005—$32.3 million and $23.1 million, respectively; and 2004—$32.3 million and $24.1 million, respectively.

8. Income Taxes

The provision (benefit) for income taxes for the years ended December 31 is as follows (in millions):

	2006	2005	2004
Federal:
Current	$0.1	$—	$0.1
Deferred	0.7	(6.4)	5.5

	0.8	(6.4)	5.6
State:
Current	—	—	—
Deferred	0.1	(0.7)	1.0

	0.1	(0.7)	1.0
Foreign:
Current	5.7	1.4	12.3
Deferred	(5.4)	2.6	(3.9)

	0.3	4.0	8.4

Total	$1.2	$(3.1)	$15.0

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% for the following years ended December 31 as follows (in millions):

	2006	2005	2004
Federal tax at statutory rate	$13.5	$6.5	$23.6
State taxes (net of federal benefit)	1.5	0.7	4.0
Impact of foreign tax rates	(4.6)	(3.7)	(5.6)
Change in valuation allowance	(6.2)	(6.2)	(6.4)
Change in estimate of blended statutory rate	—	1.7	—
Permanent differences	0.8	0.9	0.8
Research and development/investment tax credits	(4.6)	(4.0)	(1.9)
Non-deductible share-based compensation	0.8	—	—
Other, net	—	1.0	0.5

Total	$1.2	$(3.1)	$15.0

Effective tax rate	3.1%	-16.7%	22.3%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in millions):

	2006	2005
Deferred tax assets:
Foreign research and development investment deduction	$18.6	$16.3
Reserves not currently deductible	6.2	9.4
Intangible asset basis difference	57.3	62.6
Net operating loss carryforwards	46.5	50.4
Tax credit carryforwards	6.6	4.2
Share-based compensation	2.4	—
Other	1.9	0.2

Total deferred tax assets	139.5	143.1
Deferred tax liabilities:
Tax in excess of book depreciation	(31.2)	(36.1)
Prepaid pension asset	(3.3)	(2.9)
Other	(7.3)	(5.6)

Total deferred tax liabilities	(41.8)	(44.6)

	97.7	98.5
Valuation allowance	(39.1)	(45.3)

Net deferred tax assets	$58.6	$53.2

Pretax income from foreign operations was approximately $27.2 million, $23.9 million and $36.2 million for 2006, 2005 and 2004, respectively. As of December 31, 2006, undistributed pretax earnings of certain foreign subsidiaries in the amount of approximately $139.7 million is considered by the Company to be permanently invested outside the U.S. and, accordingly, U.S. income taxes have not been provided on this amount.

A portion of the Company’s operations in the Philippines and in Switzerland is eligible for tax holidays which expire in whole or in part during 2010 and 2011. The impact of these tax holidays to income taxes was $1.1 million in 2006 and was not material in 2005 or 2004.

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

Changes in the Company’s deferred tax valuation allowance for 2006 included a decrease of $6.2 million based on projections of future U.S. taxable income. Changes in the Company’s deferred tax valuation allowance for 2005 included a decrease of $2.5 million relating to the revaluation of deferred tax assets in conjunction with the statutory rate change from 41% to 39% explained above. In 2005 these decreases were offset by an increase in the deferred tax valuation allowance of $3.6 million relating to exercises of employee stock options. The valuation allowance on these deferred tax assets will be reduced in the period in which the Company realizes a benefit on its tax return from a reduction of income taxes payable attributable to the use of its net operating loss carryforwards generated by deductions associated with the exercise of employee stock options. When recognized, the tax benefit of these loss carryforwards will be accounted for as a credit to additional paid in capital rather than as a reduction of income tax expense. As of December 31, 2006, deferred tax assets of approximately $12.6 million related to net operating loss carryforwards resulting from the exercise of employee stock options prior to January 1, 2006.

As discussed in Note 12, the Company adopted FAS 123(R) as of January 1, 2006 which changed the reporting of the income tax benefits related to the exercise of employee stock options. As a result of this change, the Company no longer reports the income tax benefit of the exercised options as a deferred tax asset until a benefit is realized. That is, the Company is considered an NOL company pursuant to FAS 123(R), and therefore cannot recognize the income tax benefits in the Company’s financial statements for years after 2005 on the exercise of employee stock options because such tax deduction merely increases the net operating loss and does not reduce income taxes payable. Therefore, no similar adjustment to the valuation allowance is necessary for 2006. As of December 31, 2006 the Company has income tax benefits from the exercise of stock options that occurred since the adoption of SFAS No. 123(R) of $1.5 million that are not included in the financial statements. For tax years after 2005, the Company has reported a temporary difference for the book compensation expense related to non-qualified stock options. When options are exercised and the income tax benefit is recognized, the tax benefit of these carryforwards will be accounted for as a reduction in the income taxes payable and a credit to additional paid in capital thus removing the temporary difference.

Similarly, a portion of the Company’s deferred tax assets attributable to the carryforward of tax credits for increasing research and experimentation expenditures (R&D Tax Credit) has been generated by costs relating to the exercise of employee stock options. As of December 31, 2006, deferred tax assets pertaining to the portion of R&D Tax Credit carryforwards resulting from the exercise of employee stock options were immaterial to the financial statements. When recognized, the tax benefit of the R&D Tax Credit carryforwards will be accounted for as a credit to additional paid in capital rather than as a reduction of income tax expense.

The Company has prepared an analysis of projected future taxable income, including tax strategies available to generate future taxable income. Based on that analysis, the Company believes its valuation allowance reduces the net deferred tax asset to an amount that will more likely than not be realized.

At December 31, 2006, aggregated federal and state net operating loss carryforwards were $114.7 million and aggregated tax credit carryforwards were $6.6 million. Net operating loss carryforwards will begin to expire in 2021. The tax credit carryforwards include federal and state research and development credits of $3.6 million and state investment tax credits of $2.2 million, which begin expiring in 2015, and other miscellaneous credits. The state investment tax credits are treated as a reduction in income taxes in the year in which the credits arise in accordance with APB 4, “Accounting for the Investment Credit”. At December 31, 2006, the Company had no remaining foreign net operating loss carryforwards. Under the “change of ownership” provisions of the Internal Revenue Code utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation.

9. Employee Benefit Plans

Defined Contribution Plans

Substantially all United States employees are eligible to participate in a 401(k) plan sponsored by the Company. This plan requires the Company to match 50% of employee contributions, as defined, up to 6% of the employee’s annual salary. For the years ended December 31, 2006, 2005 and 2004, employer contributions totaled approximately $2.1 million, $1.9 million and $1.8 million, respectively.

Certain Belgian employees are eligible to participate in a defined contribution plan. Under the terms of the plan, the Company is required to contribute amounts based on each respective employee’s pay grade. For the years ended December 31, 2006, 2005 and 2004 employer contributions totaled approximately $0.7 million, $0.6 million and $0.6 million, respectively.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of a defined benefit postretirement plan in its statement of financial position and to recognize changes in the plan’s funded status in comprehensive income in the year in which the changes occur. An adjustment is made to accumulated other comprehensive income at adoption to represent the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. The standard also requires an employer to measure the funded status of a plan as of the end of its fiscal year.

The incremental effects on individual lines of the statement of financial position of adopting SFAS 158 is shown below at December 31, 2006 (in millions):

	Prior to Adopting SFAS 158	Effect of Adopting SFAS 158	As Reported at December 31, 2006
Non-current pension assets	$8.3	$1.3	$9.6
Non-current pension liability	—	$0.5	$0.5
Non-current deferred tax assets	$57.5	$(0.5)	$57.0
Accumulated other comprehensive income	$39.5	$0.3	$39.8

The following disclosures regarding the Belgium pension plan are based upon an actuarial valuation prepared for the years ended December 31 (in millions):

	2006	2005
Change in benefit obligation:
Benefit obligation at beginning of period	$26.5	$31.5
Service cost	2.5	2.7
Interest cost	1.2	1.3
Benefits, administrative expenses and premiums paid	(2.5)	(0.3)
Actuarial gain	(1.1)	(4.5)
Foreign currency translation (gain) loss	3.2	(4.2)

Benefit obligation at end of period	29.8	26.5
Change in plan assets:
Fair value of plan assets at beginning of period	$35.8	$38.8
Actual return on plan assets	1.9	2.6
Benefits, administrative expenses and premiums paid	(2.5)	(0.3)
Foreign currency translation (loss) gain	4.2	(5.3)

Fair value of plan assets at end of period	39.4	35.8

Excess of plan assets over benefit obligation	9.6	9.3
Accumulated Benefit Obligation—December 31, 2006	$18.9	$17.9

Components of net periodic benefit cost:
Service cost	$2.5	$2.7
Interest cost	1.2	1.3
Expected return on plan assets	(2.3)	(1.5)

Net periodic pension cost	$1.4	$2.5

Weighted average assumptions:
Discount rate	4.25%	4.5%
Expected return on plan assets	5.9%	4.5%
Compensation rate increase	3.0%	4.0%

The overfunded status of the plan of $9.6 million at December 31, 2006, is recognized in the accompanying statement of financial position as a non-current pension asset. Pursuant to the adoption of FAS 158, the unrecognized actuarial gain of $1.0, net of taxes, that has not yet been recognized in net periodic pension cost, was included in accumulated other comprehensive income at December 31, 2006.

The fund operates under an investment strategy that is designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Beginning in 2005, under the Company’s contract with the plan administrator, 40% of the fund is guaranteed a minimum rate of return of 3.75% (formerly the entire fund was guaranteed a minimum rate of return of 3.75%). The remaining 60% of assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issue type, investment style, industry group and economic sector in order to generate greater returns for the plan assets. Projected benefits to be paid over the next ten years are as follows (in millions):

Expected Benefits to be Paid
2007	$0.4
2008	$0.7
2009	$0.1
2010	$1.2
2011	$0.1
2012–2016	$3.3

Total benefit obligations under the Philippine Plan and contributions to it are not material to the consolidated financial statements for the year ended December 31, 2006. Employees in certain of the Company’s overseas subsidiaries are covered by other contributory defined benefit plans. Total benefit obligations under these plans and contributions to these plans are also not material to the consolidated financial statements.

Collective Bargaining Agreements

At December 31, 2006, the employees located in Belgium, representing 26% of the Company’s worldwide labor force, are represented by unions and have collective bargaining arrangements at the national, industry and company levels.

10. Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

In 2004 the Company produced parts for a customer that the customer incorporated into its product that it shipped to its customers. After experiencing a number of product failures, the customer initiated a recall of its product. The Company reached an agreement with the customer for the return of parts in the recalled products for $5.0 million in cash, in exchange for a release for all past and future claims between the customer and the Company. The Company had paid this amount in full as of December 31, 2006. As a result of this, the Company submitted a claim against its professional liability insurance and received consideration of $0.7 million, which was recorded as a reduction of cost of revenue during 2006.

The Company is a “primary responsible party” to an environmental remediation and cleanup at its former corporate headquarters in Santa Clara, California. Costs incurred by the Company include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs.

However, Nippon Mining’s subsidiary agreed to indemnify the Company for any obligation relating to an environmental issue. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” because amounts to be paid by the Company and reimbursed by Nippon Mining’s subsidiary are not fixed and determinable, the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2006, 2005 and 2004, respectively, related to this matter. The liability and receivable amounts are immaterial to the financial statements.

11. Warrants

In 2000, AMIS Holdings issued a warrant to Nippon Mining’s subsidiary to purchase approximately 4.6 million shares of common stock for an initial exercise price of $19.41 per share. The warrants, which became exercisable upon the initial public offering in 2003, expire on December 31, 2010. At December 31, 2006 and 2005, AMIS Holdings had 4.6 million shares of its authorized, unissued common shares reserved for issuance pursuant to the warrant obligation.

12. Share-Based Compensation

The Company grants stock options and RSUs pursuant to its Amended and Restated 2000 Equity Incentive Plan, which was originally adopted on July 29, 2000. In 2003, the Board of Directors amended and restated the 2000 Equity Incentive Plan and revised the share reserve such that it shall not exceed in the aggregate approximately 11.9 million shares of common stock, plus an annual increase on the first day of each fiscal year during the term of the Plan beginning January 1, 2005, through January 1, 2010, in each case in an amount equal to the lesser of (i) 1.8 million shares, (ii) 2.5% of the number of shares of the common stock outstanding on such date, or (iii) an amount determined by the Board of Directors.

The Company has approximately 4.3 million shares of common stock available for grant at December 31, 2006, under the Amended and Restated 2000 Equity Incentive Plan. The Company has reserved shares of common stock for issuance for all outstanding awards and shares of common stock available for grant under the Amended and Restated 2000 Equity Incentive Plan.

Stock Options

Options granted under the 2000 Equity Incentive Plan generally vest as follows: 25% of the shares vest on the first anniversary of the vesting commencement date and the remaining 75% vest proportionately each month over the next 36 months. Options granted expire seven years from the date of grant.

Stock Option Activity

A summary of option activity for common stock options is as follows (in millions, except per share amounts):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2004	4.9	$2.11	7.75 years
Options granted	2.9	15.05
Options exercised	(1.4)	0.76
Options canceled	(0.3)	13.87

Balance at December 31, 2004	6.1	$8.08	8.12 years
Options granted	3.0	11.68
Options exercised	(1.2)	0.81
Options canceled	(0.4)	12.57

Balance at December 31, 2005	7.5	$10.40	7.23 years
Options granted	2.4	9.41
Options exercised	(0.6)	0.94		$5.2
Options canceled	(0.7)	11.69

Balance at December 31, 2006	8.6	$10.68	6.38 years	$14.5

The following information relates to common stock options at December 31, 2006:

Stock Options:	Number (in millions)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Exercisable	4.7	$10.93	6.46 years	$11.8
Vested or expected to vest	7.9	$10.71	6.38 years	$14.0
Vested during 2006	1.1	$10.15	5.96 years	$1.5
Unvested at 1/1/06	3.2	$10.68	6.66 years
Unvested at 12/31/06	3.9	$10.38	6.28 years

The number of options that are expected to vest is all outstanding options less expected forfeitures. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock for the options that were “in-the-money”. There were approximately 3.4 million outstanding options that were “in the money” as of December 31, 2006.

Restricted Stock Units

The Company grants RSUs that vest over time solely based on continuous service as well as RSUs that vest based on a combination of service-based and performance-based requirements. The Company measures the fair value of the RSUs based upon the market price of the underlying common stock as of the date of grant.

The service-based RSUs vest over a period of two or three years. For the RSUs with a two-year vesting period, one-third of the amount of the grant vests on the grant date, with another third vesting on each of the first and second anniversaries of the grant date. For those with a three-year vesting period, one-third of the grant vests on each of the first, second, and third anniversaries of the grant date. The initial service-based RSUs were granted during the third quarter of 2006 to key exempt employees.

The performance-based RSUs issued in the third quarter of 2006 would have begun service-based vesting based on the achievement of performance goals for the six-month period ending on December 31, 2006. The minimum performance goals were not achieved and therefore, all performance-based RSUs will terminate on March 1, 2007. Accordingly, no expense was recorded related to the performance-based RSUs.

Restricted Stock Unit Activity

	Number of RSUs Outstanding (in millions)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
RSUs awarded	0.5	$9.38
RSUs vested	—	—
RSUs forfeited	—	—

Nonvested Balance at December 31, 2006	0.5	$9.38	1.37 years	$5.4

Expected to vest at December 31, 2006	0.5	$9.38	1.30 years	$4.9

Employee Stock Purchase Plan

During 2003, the Company adopted the Amended and Restated Employee Stock Purchase Plan (ESPP) and reserved approximately 2.3 million shares for use under the plan. The plan was amended on February 1, 2005. This plan provides employees the opportunity to purchase common stock of the Company through payroll deductions. Under the plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at 90% of fair market value at the purchase date, which is the last trading date within the applicable six-month offering period. As of December 31, 2006, there were approximately 0.1 million shares expected to be purchased in the first quarter of 2007.

13. Derivatives and Hedging

The Company has entered into derivative contracts to hedge forecasted Euro-denominated income streams. The Company has not chosen to pursue cash flow hedge accounting treatment under SFAS No. 133 and, therefore, changes in fair value are recognized on a current basis in the statement of income. The Company has also entered into derivative contracts to hedge the Euro-denominated net investments of our European subsidiaries that use the euro as their functional currency. The Company has met the requirements pursuant to SFAS No. 133 and these derivatives qualify as hedges. Therefore, the Company records the changes in fair value in Other Comprehensive Income on the Balance Sheet. The Company’s objectives with holding derivatives are to minimize the risks associated with Euro-denominated income, mitigate the exposure arising from the translation or remeasurement of our foreign subsidiaries' financial statements into U.S. dollars, and to reduce the effect these exposures have on results of operations.

The amounts recognized in the statements of income pertaining to these hedges, including amounts related to hedge ineffectiveness, were not material for the years ended December 31, 2006, 2005, or 2004. No cash flow hedges were derecognized or discontinued in 2006, 2005, or 2004.

14. Restructuring and Impairment Charges

In December of 2006, the Company adopted a plan to dispose of certain testers that were no longer useful. The Company expects that the final sale of these testers will occur during 2007. The Company determined that the carrying values of the testers exceeded their fair values. Consequently, the Company recorded an impairment loss of $0.6 million, which represents the excess of the carrying values of the testers over their fair values, less cost to sell. The impairment loss is recorded as part of the restructuring and impairment expense in the Consolidated Statement of Income for 2006. The carrying value of $1.1 million of the assets that are held for sale are included in the property, plant and equipment line in the Consolidated Balance Sheet due to immateriality. However, these assets are no longer depreciated.

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

The 2006 restructuring plan involved the termination of certain management and other employees, as well as the potential closure of certain offices. This plan was entered into in order to realign the Company’s resources and locations. The original estimated expense of $1.0 million was decreased to $0.6 million during the third quarter of 2006 as there was no longer any intention to close any offices related to this plan. Terminations occurred across several departments within the Company. As of December 31, 2006, total expenses of approximately $0.6 million related to this plan have been recognized, all of which has been paid. The Company does not expect any other material expense to be incurred in relation to this plan.

The 2005 consolidation plan involved the consolidation of the 4-inch fabrication facility in Belgium into the 6-inch fabrication facility in Belgium and the termination of certain employees. The objectives of the plan are to reduce manufacturing costs of the Company and ensure that the assets of the Company are being utilized effectively. The negotiations with the workers’ council are complete with respect to the severance package to be offered, however the number of employees to be terminated is not yet fixed and is dependent upon future business needs. The Company currently estimates the costs related to one-time termination benefits to be approximately $10.3 million. These employees are likely to be located in the Belgian facility. Expenses recognized during 2006 were approximately $5.6 million. Total expenses to date related to this plan were approximately $10.5 million, net of approximately $0.6 million of expenses related to this plan that were reversed in 2006. Approximately $6.8 million has been paid. An accrual of approximately $3.7 million for additional severance and consolidation expenses has been included in the accompanying balance sheet as of December 31, 2006. Additional expenses expected to be incurred relating to this plan primarily relate to qualification of products in the 6-inch fabrication facility, equipment relocation costs, and decommissioning and decontamination of the 4-inch fabrication facility. In the aggregate, total expense related to this restructuring plan is expected to be in the range of approximately $20.0 million to $23.0 million, which will be recorded in 2007 and the first half of 2008. This plan is expected to be complete during the first half of 2008.

The 2004 plan involved the relocation of the Philippine test facility to a larger building and the consolidation of sort operations in the United States and Belgium into the new facility, the move of certain offices to lower cost locations and the termination of certain employees. The objectives of the plan were to increase the competitiveness of the Company, provide future flexibility in the Company’s test operations, and manage costs during a period of end-market weakness. In total, approximately 110 employees in the United States and Belgium were terminated as part of this program. In addition, approximately 50 employees in the Philippines were also terminated. These terminations affected virtually all departments within the Company’s business. Actual expenses related to the plan totaled approximately $9.8 million as of December 31, 2006, net of approximately $1.5 million of expenses related to this plan that were reversed in 2005. As of December 31, 2006, approximately $10.0 million had been paid out. Approximately $1.5 million of expenses were recognized in 2006. There is no other activity expected in relation to this plan. The remaining accrual relating to the 2004 plan is immaterial to the accompanying balance sheet as of December 31, 2006.

The 2003 plan involved the termination of certain management and other employees as well as certain sales representative firms in the United States. Internal sales employees replaced these sales representative firms. In total, 32 employees, from various departments within the Company, were terminated as part of this program. All terminated employees and sales representative firms were notified in the period in which the charge was recorded. Expenses related to the plan total approximately $1.7 million to date, which includes $0.6 million related to the accelerated vesting on certain options making them immediately exercisable upon termination. As of December 31, 2006, approximately $1.0 million had been paid out related to this plan. There is no other activity expected in relation to this plan. The remaining accrual relating to the 2003 plan is immaterial to the accompanying balance sheet as of December 31, 2006.

Following is a summary of the restructuring accrual relating to the 2006, 2005, 2004 and 2003 plans (in millions):

	Severance Costs	Lease Termination Costs	Facility Relocation Costs	Legal Fees and Other Costs	Total
Balance at January 1, 2004	$0.7	$0.2	$—	$—	$0.9
2004 Expense	7.7	0.2	—	—	7.9
2004 Paid	(3.4)	(0.1)	—	—	(3.5)

Balance at December 31, 2004	5.0	0.3	—	—	5.3
2005 Expense	5.1	—	—	1.7	6.8
2005 Paid	(4.0)	(0.1)	—	(1.7)	(5.8)
2005 Reserve Reversal	(1.3)	(0.2)	—	—	(1.5)

Balance at December 31, 2005	4.8	—	—	—	4.8
2006 Expense	3.6	—	4.7	—	8.3
2006 Paid	(4.5)	—	(4.2)	—	(8.7)
2006 Reserve Reversal	(0.6)	—	—	—	(0.6)

Balance at December 31, 2006	$3.3	$—	$0.5	$—	$3.8

15. Purchase of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc.

On September 8, 2006, the Company acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc. for approximately $21.0 million in cash. NanoAmp Solutions specializes in low-voltage and ULP memory and ASIC solutions for the wireless communication, industrial, medical and networking market segments. Under conditions of the sale, structured as an asset purchase, the Company employed approximately 25 people in the United States, Korea and Taiwan.

The following is a summary of the preliminary allocation of the purchase price of NanoAmp Solutions (in millions):

Inventory, net	$2.2
Property, plant and equipment	0.3
Deferred tax asset	0.1
Acquisition-related intangible assets	16.7
Goodwill	2.6
Other current liabilities	(0.9)

Total purchase price allocated	$21.0

The value of the identifiable intangible assets was determined by management, which utilized, among other factors, an independent appraisal by an independent financial consulting firm, LECG, LLC. Goodwill related to the acquisition is allocated to the Integrated Mixed Signal Products segment. The following is a detail of the acquisition-related intangible assets acquired in the NanoAmp Acquisition (in millions):

	Total Value	Useful Life in Years
Customer relationships	$5.7	7-10
Proprietary technology	9.2	5-10
Patents	1.5	5-10
Contract	0.1	5
Non-compete agreement	0.2	2

Total acquisition-related intangible assets	$16.7

The final purchase price and resulting allocation is dependent upon management completing the analysis of assets acquired and liabilities assumed. The results of operations related to NanoAmp have been included in the Company’s statement of income since the acquisition date.

16. Purchase of certain assets of Starkey Laboratories’ integrated circuit design center

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

The acquisition-related intangible assets consist of customer relationships, which will be amortized over a ten year period. Goodwill related to the acquisition is allocated to the Integrated Mixed Signal Products segment.

The final purchase price and resulting allocation is dependent upon management completing the analysis of liabilities assumed. The results of operations related to Starkey have been included in the Company’s statement of income since the acquisition date.

17. Purchase of the Semiconductor Business of Flextronics International USA Inc.

On September 9, 2005, AMI Semiconductor, Inc., Emma Mixed Signal CV, and AMI Semiconductor Israel, LTD, subsidiaries of the Company, acquired substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA, Inc. and certain of its affiliates (the “Flextronics Semiconductor Business”) for approximately $138.5 million in cash plus other liabilities including acquisition-related expense and exit-related liability costs. The purchase price reflects the estimate of restructuring costs, accrued pursuant to EITF No. 95-3, “Recognition of Liabilities in Connection with a Purchase Business Combination,” the Company expects to incur associated with this acquisition. An immaterial accrual for restructuring costs remains on the accompanying condensed consolidated balance sheet as of December 31, 2006 for the relocation of Flextronics’ San Jose test operations to the Far East.

The following is a summary of the Flextronics Acquisition purchase price (in millions):

Cash paid to Flextronics International USA Inc.	$138.5
Acquisition-related expenses	5.4
Receivable from Flextronics for a working capital adjustment	(5.2)
Exit-related liability costs	1.1
Operating liabilities assumed (including accounts payable, deferred revenue and other current liabilities)	7.2

Total purchase price	$147.0

The following table sets forth the allocations of the total consideration paid in the Flextronics Acquisition (in millions):

Trade accounts receivable, net	$10.7
Inventory, net	4.2
Deferred costs	1.2
Deferred tax asset	2.2
Other current assets	0.4
Property, plant and equipment	4.4
Acquisition-related intangible assets	65.2
In-process research and development	0.8
Goodwill	57.9

Total purchase price allocated	$147.0

The value of identifiable intangible assets was determined by management which utilized, among other factors, an independent appraisal by an independent financial consulting firm, LECG, LLC. The allocation of costs to goodwill was determined to be $57.9 million. Of this amount, $32.5 million was allocated to the Integrated Mixed Signal Products reporting unit, $20.8 million to the Image Sensors Products reporting unit and $4.6 million to the Structured Digital Products reporting unit. In total, $53.3 million was allocated to the Integrated Mixed Signal segment and the remainder to the Structured Digital Products segment. In connection with the purchase, a charge of $0.8 million for in-process research and development was recorded in 2005. The following is a detail of the acquisition-related intangible assets acquired in the Flextronics Acquisition (in millions):

	Total Value	Useful Life in Years
Customer relationships	$35.7	8
Proprietary technology	25.2	4
Patents	2.4	10
Non-compete agreement	1.9	3

Total acquisition-related intangible assets	$65.2

The results of operations related to Flextronics have been included in the Company’s statement of income since the acquisition date.

18. Acquisition of Dspfactory Ltd.

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

The value of the identifiable intangible assets was determined by management, which utilized, among other factors, an independent appraisal by an independent financial consulting firm, LECG, LLC. Goodwill related to the acquisition is allocated to the Integrated Mixed Signal Products segment. In connection with the purchase, a charge of approximately $1.5 million for in-process research and development was recorded in the fourth quarter of 2004. The following is a detail of the acquisition-related intangible assets acquired (in millions):

	Total Value	Useful Life in Years
Customer relationships	$10.1	4-10
Proprietary technology	12.6	5
Patents	3.4	10
Licenses	2.0	10
Non-compete agreement	0.4	2

Total acquisition-related intangible assets	$28.5

A provision for additional purchase price consideration of $8.5 million in common stock was payable in whole or in part upon the achievement of certain revenue milestones in 2005 or 2006. Based on 2005 revenues, the additional purchase consideration was earned in full, and was paid in 0.9 million shares of common stock during the second quarter of 2006.

The results of operations related to Dspfactory have been included in the Company’s statement of income since the acquisition date.

19. Operating Segments and Geographic Information

The Company designs, develops, manufactures and sells custom and semi-custom integrated circuits of high complexity. The Company focuses on selling its integrated circuits primarily to original equipment manufacturers in the automotive, medical and industrial markets through worldwide direct sales, commissioned representatives and distributors.

The Company has two reportable segments: Integrated Mixed Signal Products and Structured Digital Products. Each segment is composed of product families with similar technological requirements. In the third quarter of 2005, in conjunction with a reorganization, the Company determined that it had these two reportable segments, rather than the three it previously reported under. Prior periods have been adjusted to reflect these new segments.

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

The accounting policies of the segments are the same as those described in the summary of significant accounting policies. Management evaluates performance based on income or loss from operations before share-based compensation expense, restructuring charges, interest, nonrecurring gains and losses and income taxes.

The Company’s wafer manufacturing facilities fabricate integrated circuits for all business units as necessary and their operating costs are reflected in the segments’ cost of revenues on the basis of product costs. Because operating segments are defined by the products they design and sell, they do not make sales to each other. Management does not report assets or track expenditures on long-lived assets by operating segments.

Information about segments (in millions):

	Integrated Mixed Signal Products	Structured Digital Products	Total
Year ended December 31, 2006:
Net revenue from external customers	$471.0	$134.6	$605.6
Segment operating income	45.5	28.0	73.5
Year ended December 31, 2005:
Net revenue from external customers	$393.2	$110.4	$503.6
Segment operating income	44.8	27.6	72.4
Year ended December 31, 2004:
Net revenue from external customers	$397.7	$119.6	$517.3
Segment operating income	71.7	22.9	94.6

Reconciliation of segment information to financial statements as of December 31 (in millions):

	2006	2005	2004
Total operating income for reportable segments	$73.5	$72.4	$94.6
Restructuring and impairment charges	(8.3)	(5.3)	(7.9)
Share-based compensation	(7.9)	—	—

Operating income	$57.3	$67.1	$86.7

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

Geographic information about revenue based on shipments to customers by region is as follows for the years ended December 31 (in millions):

	2006	2005	2004
Geographic information:
Revenue(1):
United States	$229.4	$192.6	$186.1
Other North America	23.2	21.4	31.8
Europe	211.7	190.3	213.9
Asia-Pacific	141.3	99.3	85.5

Subtotal Non-United States	376.2	311.0	331.2

Total	$605.6	$503.6	$517.3

(1)	Revenue is attributed to geographic regions based on the shipments to customers located in those regions.

Geographic information about property, plant and equipment associated with particular regions is as follows as of December 31 (in millions):

	2006	2005
Property, plant and equipment, net:
United States	$142.8	$142.9
Europe	55.6	40.4
All other	17.5	20.5

Subtotal Non-United States	73.1	60.9

Total	$215.9	$203.8

U.S. export sales were approximately $97.1 million, $84.6 million and $92.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. Levels of export sales varied by country in all periods. In 2006, Thailand, Malaysia, Hong Kong, China and Canada accounted for approximately 23%, 12%, 11%, 10% and 10%, respectively, of total export sales. In 2005, Thailand, Malaysia, China and Canada accounted for approximately 26%, 16%, 11% and 11%, respectively, of total export sales.

20. Quarterly Financial Data (unaudited)

	Year
	2006				2005
	Q1	Q2	Q3 (1)(2)	Q4	Q1 (3)	Q2	Q3 (4)	Q4
	(in millions, except loss per share)
Revenue	$138.6	$150.7	$159.3	$157.0	$115.9	$122.5	$125.6	$139.6
Gross profit	$63.0	$68.1	$69.8	$70.2	$53.8	$60.2	$61.6	$61.6
Net income (loss)	$8.5	$8.2	$8.6	$12.1	$(11.1)	$11.3	$11.7	$9.8
Basic net income (loss) per share	$0.10	$0.09	$0.10	$0.14	$(0.13)	$0.13	$0.14	$0.11
Diluted net income (loss) per share	$0.10	$0.09	$0.10	$0.14	$(0.13)	$0.13	$0.13	$0.11
Weighted average number of shares used to compute basic net income (loss) per share	86.7	87.6	87.8	88.1	85.2	85.6	85.9	86.2
Weighted average number of shares used to compute diluted net income (loss) per share	89.1	89.2	89.3	89.5	85.2	87.9	88.1	88.8

(1)	The results of the acquisition of certain assets of Starkey Laboratories’ integrated circuit design center have been included in the Company’s operations since the July 14, 2006 acquisition date.
(2)	The results of the acquisition of certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc. have been included in the Company’s operations since the September 8, 2006 acquisition date.
(3)	In the first quarter of 2005, the Company recorded nonrecurring charges of approximately $34.8 million related to redemption of the Company’s senior subordinated notes.
(4)	The results of the Flextronics acquisition have been included in the Company’s operations since the September 9, 2005 acquisition date. The Company also recorded $0.8 million related to the write-off of in-process research and development in association with the Flextronics acquisition in the third quarter of 2005.

21. Subsequent Event (Unaudited)

On February 1, 2007, the Company announced a restructuring plan to reduce costs through a consolidation of design centers and a workforce reduction. The restructuring plan includes a workforce reduction of approximately 80—85 employees world-wide, representing approximately 3 percent of its total workforce. As part of this reduction, the Company will be closing design centers in: Eilat, Israel; Panningen, The Netherlands; Carlsbad, California; and India. The Company anticipates these actions along with other business changes will result in annual cost savings of approximately $10 million when fully implemented by the end of the first quarter 2007. A restructuring charge, expected to range between $6.0 million and $7.0 million, is anticipated to be recorded in the first quarter of 2007. This charge will reflect expenses associated with the workforce reduction and lease termination and other costs associated with closed facilities. Substantially all of the restructuring charges are expected to be cash charges.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2006, and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting, other than described below, during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

As described in more detail in our Form 10-Q for the quarter ended September 30, 2006, in the fourth quarter of 2006, we have enhanced our internal control over financial reporting with regard to income taxes.

ITEM 9B. OTHER	INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to our proxy statement for the 2007 annual meeting of stockholders, which we expect to file on or before May 17, 2007.

We have adopted a code of business conduct and ethics applicable to our directors, officers (including our principal executive officer, principal financial officer and corporate controller) and employees, known as the Code of Ethics. The Code of Ethics is available on our website at www.amis.com/investor_relations/corporate_governance.html. In the event that we amend or waive certain provisions of the Code of Ethics applicable to our principal executive officer, principal financial officer or controller, or our other executive officers or directors, we intend to disclose the same on our website.

ITEM 11. EXECUTIVE	COMPENSATION

The information required by this item is incorporated by reference to our 2007 proxy statement.

ITEM 12. SECURITY	OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2007 proxy statement.

ITEM 13. CERTAIN	RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2007 proxy statement.

ITEM 14. PRINCIPAL	ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our 2007 proxy statement.

PART IV

ITEM 15. EXHIBITS	AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See the “Index to Financial Statements” in Item 8.

(2)	Financial Statement Schedules. All financial statement schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or the required information has been provided in the consolidated financial statements or notes thereto.

(3)	Exhibits. See Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMIS HOLDINGS, INC.

By:	/s/ DAVID A. HENRY
David A. Henry
Chief Financial Officer
Date: February 28, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/S/ CHRISTINE KING Christine King	Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2007

/s/ DAVID A. HENRY David A. Henry	Chief Financial Officer (Principal Financial and Accounting Officer)	February 28, 2007

/s/ DIPANJAN DEB Dipanjan Deb	Director	February 28, 2007

/s/ COLIN SLADE Colin Slade	Director	February 28, 2007

/s/ WILLIAM N. STARLING, JR. William N. Starling, Jr.	Director	February 28, 2007

/s/ PAUL C. SCHORR IV Paul C. Schorr IV	Director	February 28, 2007

/s/ S. ATIQ RAZA S. Atiq Raza	Director	February 28, 2007

/s/ DAVID STANTON David Stanton	Director	February 28, 2007

/s/ JAMES A. URRY James A. Urry	Director	February 28, 2007

Exhibit Index

Exhibit No.	Document
3.1	Amended and Restated Certificate of Incorporation of AMIS Holdings, Inc., as amended (3)

3.2	Amended and Restated By-Laws of AMIS Holdings, Inc. (19)

4.1	Indenture dated as of January 29, 2003 among AMI Semiconductor, Inc., AMIS Holdings, Inc., AMI Acquisition LLC, AMI Acquisition II LLC and J.P. Morgan Trust Company, N.A. (1)

4.2	Form of Certificate of Common Stock, par value $0.01 per share, of AMIS Holdings, Inc. (2)

10.1	Credit Agreement dated as of December 21, 2000 among the Company, AMIS Holdings, Inc. (formerly named AMI Holdings, Inc.), the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the “Credit Agreement”) (3)

10.2	Global Assignment and Acceptance and Amendment dated as of February 20, 2001 relating to the Credit Agreement (3)

10.3	Amendment No. 2, Waiver and Agreement dated as of February 6, 2002, relating to the Credit Agreement (3)

10.4	Amendment No. 3, Consent, Wavier and Agreement dated as of May 2, 2002, relating to the Credit Agreement (3)

10.5	Amendment No. 4, Waiver and Agreement dated as of September 6, 2002, relating to the Credit Agreement (3)

10.6	Summary of Director Compensation (16)

*10.7	Amended and Restated Employment Agreement dated as of August 15, 2001 by and between AMIS Holdings, Inc. and Christine King (13)

10.8	First Amended and Restated Shareholders’ Agreement among AMIS Holdings, Inc. and the holders named therein (4)

10.9	Supply Agreement between STMicroelectronics, NV and AMI Semiconductor Belgium BVBA dated June 26, 2002 (8)

10.10	Form of warrant held by Merchant Capital, Inc. to purchase shares of common stock of AMIS Holdings, Inc. (8)

10.11	Form of warrant held by Nippon Mining Holdings, Inc. (formerly Japan Energy Electronic Materials, Inc.) to purchase shares of common stock of AMIS Holdings, Inc. (8)

10.12	Agreement dated May 8, 2002 between AMI Semiconductor Belgium BVBA, AMI Semiconductor, Inc. and STMicroelectronics NV for the acquisition of the business of the Mixed Signal Division of Alcatel Microelectronics (8)

10.13	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco Inc. and Francisco Partners GP, LLC (8)

10.14	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco, Inc. and TBW LLC (8)

*10.15	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (12)

10.16	Form of Indemnification Agreement for directors and executive officers of AMIS Holdings, Inc. (13)

*10.17	Appendix to the Minutes of the General Shareholders’ Meeting regarding the Appointment of Mr. Walter Mattheus in the Office of Compensated Director of AMI Semiconductor Belgium BVBA dated June 26, 2002 (8)

Exhibit No.	Document
10.18	Assignment and Assumption Agreement dated June 26, 2002 between STMicroelectronics NV and AMI Semiconductor, Inc.; Assignment and Assumption Agreement dated June 26, 2002 between Alcatel Microelectronics NV and AMI Semiconductor, Inc. (14)

*10.19	Amended and Restated AMIS Holdings, Inc. 2003 Employee Stock Purchase Plan (15)

10.20	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.21 (13)

10.21	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.22 (13)

10.22	Asset Purchase Agreement dated September 9, 2004 among AMI Semiconductor, Inc., Emma Mixed Signal C.V., AMI Semiconductor Canada Company, AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein (5)

10.23	Share Purchase Agreement dated September 9, 2004 among AMI Semiconductor Netherlands B.V., AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein (5)

*10.24	Key Manager Incentive Plan for 2006 (16)

*10.25	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option) (6)

*10.26	Key Manager Incentive Plan for 2004, as amended (16)

*10.27	Key Manager Incentive Plan for 2005 (7)

10.28	Amendment No. 1 to the First Amended and Restated Shareholders’ Agreement (15)

10.29	Contract of Lease, as amended (15)

10.30	Memorandum of Agreement, as amended (15)

*10.31	Terms of Compensation Arrangement with Jon Stoner

*10.32	Employment Agreement dated as of July 26, 2005 by and between AMIS Holdings, Inc. and Christine King (9)

*10.33	Terms of Compensation Arrangement with Charlie Lesko

*10.34	Terms of Compensation Arrangement with David Henry

10.35	Credit Agreement dated as of April 1, 2005, among AMIS Holdings, Inc., AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation as Collateral Agent and Administrative Agent (10)

10.36	Asset Purchase Agreement dated as of September 9, 2005, between AMI Semiconductor, Inc. Emma Mixed Signal C.V., AMI Semiconductor Israel Ltd., AMIS Holdings, Inc. and Flextronics Semiconductor, Inc., Flextronics International USA, Inc., Flextronics Semiconductor Ltd. (UK), Flextronics Semiconductor Ltd., Peripheral Imaging Corporation, KMOS Semiconductor, Inc., and Flextronics Semiconductor Design, Inc. (11)

10.37	Amendment No. 1 Consent, Waiver and Agreement dated August 19, 2005, to the Credit Agreement dated as of April 1, 2005 (11)

10.38	Agreement in Principle(16)

10.39	Schneider Settlement Agreement and Mutual Release (17)

*10.40	Summary of Compensation Arrangement with Ted Tewksbury (18)

10.41	Letter of Intent to Acquire 6T Memory Business of NanoAmp Solutions, Inc. (18)

10.42	Asset Purchase Agreement between AMI Semiconductor, Inc. and NanoAmp Solutions, Inc. dated September 8, 2006 (18)

Exhibit No.	Document
*10.43	Form of US Restricted Stock Unit Agreement (18)

*10.44	Form of Change of Control Agreement (18)

10.45	Amendment No. 2 to the First Amended and Restated Shareholders’ Agreement

*10.46	Key Manager Incentive Plan for 2007

21.1	Direct and Indirect Subsidiaries of AMIS Holdings, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits to our registration statement on Form S-4 (No. 333-103070) filed on February 10, 2003.

(2)	Incorporated by reference to the exhibits to our registration statement on Form S-1/A (No. 333-108028) filed on September 22, 2003.

(3)	Incorporated by reference to the exhibits to our registration statement on Form S-4/A (No. 333-103070) filed on May 13, 2003.

(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 25, 2004.

(6)	Incorporated by reference to the exhibits to our current report on Form 8-K dated October 1, 2004, filed on February 7, 2005.

(7)	Incorporated by reference to the exhibit to our current report on Form 8-K dated February 16, 2005 filed on February 22, 2005.

(8)	Incorporated by reference to the exhibits to the registration statement on Form S-4/A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 2, 2003.

(9)	Incorporated by reference to the exhibits to our current report on Form 8-K dated July 26, 2005, filed on August 1, 2005.

(10)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended April 2, 2005.

(11)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended October 1, 2005.

(12)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 27, 2003).

(13)	Incorporated by reference to the exhibits to our registration statement on Form S-1/A (No. 333-108028) filed on September 18, 2003.

(14)	Incorporated by reference to the exhibits to the registration statement on Form S-4/A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 13, 2003.

(15)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended April 1, 2006.

(18)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(19)	Incorporated by reference to the exhibits to our current report on Form 8-K dated April 10, 2006, filed on April 14, 2006.