Form 10-K/A
period 2006-12-31
AMIS HOLDINGS INC
filed 2007-03-16
CIK 1161963

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

Explanatory Note

This Amendment No. 1 on Form 10-K/A to our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed with the Securities and Exchange Commission (SEC) on February 28, 2007 is being filed to incorporate additional disclosure in Part III. This Form 10-K/A (Amendment No. 1) amends and restates Items 10, 11, 12, 13, 14 and 15 of the Annual Report on Form 10-K for the fiscal year ended December 31, 2006, in each case only as set forth herein, and no other information in our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 is amended hereby. This Form 10-K/A (Amendment No. 1) does not reflect events occurring after February 28, 2007, nor does it modify or update disclosures included, except in Part III, Items 10, 11, 12, 13, and 14 and Part IV, Item 15.

ii

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Directors

The following table lists the names and ages of our directors, and indicates when each director joined our Board of Directors. Each director was elected at our annual meeting of shareholders held in 2006 for a one-year term that will continue until our annual meeting of shareholders to be held in 2007 or until the director’s successor has been elected and qualified or until the director’s death, resignation or removal.

Name	Age	Director Since
Dipanjan Deb	37	2000
Christine King*	57	2001
S. Atiq Raza	57	2004
Paul C. Schorr, IV	39	2000
Colin L. Slade	52	2003
David Stanton	44	2000
William N. Starling, Jr.	53	2005
James A. Urry	53	2000

*	Ms. King’s biographical information is included under “Executive Officers” below.

Dipanjan Deb. Mr. Deb has been a director since December 2000. Mr. Deb is a founder and Managing Partner of Francisco Partners, a private equity firm, and has been a partner since its formation in August 1999. Prior to founding Francisco Partners, Mr. Deb was a principal with Texas Pacific Group, a private equity firm, from 1998 to 1999. Mr. Deb is also on the boards of MagnaChip Semiconductor, LLC, a semiconductor company, Metrologic Holding Corp., a provider of imaging and scanning solutions, and SMART Modular Technologies, Inc., a provider of memory products and liquid-crystal displays. Mr. Deb is a designee of Francisco Partners.

S. Atiq Raza. Mr. Raza has been a director since April 2004. Mr. Raza has been chairman of the board and Chief Executive Officer of Raza Microelectronics, Inc., a company that designs microprocessors, since June 2002. In October 1999, Mr. Raza founded Foundries Holdings, a company that built and operated broadband networking and communications companies, and serves as its Chief Executive Officer and a member of its Board of Directors. Mr. Raza was the President and Chief Operating Officer of Advanced Micro Devices, a semiconductor company, from January 1996 to March 1999. Mr. Raza serves on the board of TRG Holdings, Inc., a capital investment company.

Paul C. Schorr, IV. Mr. Schorr has been a director since December 2000. Mr. Schorr has been employed as a Senior Managing Director by the Blackstone Group since September 2005. Previously, he was employed by Citigroup Venture Capital Equity Partners, a private equity firm, and its predecessor funds, since 1996, where he was a Vice President until being named a Managing Director in January 2000 and a managing partner in December 2000. He serves on the Board of Directors of MagnaChip Semiconductor, LLC, a semiconductor manufacturing company, Freescale Semiconductor, Inc., a semiconductor manufacturing company, and Travelport, Inc., a travel services conglomerate. Mr. Schorr is a designee of Citigroup Venture Capital Equity Partners.

Colin L. Slade. Mr. Slade has been a director since December 2003. Mr. Slade has served as Chief Financial Officer for Tektronix, Inc., an electronics equipment company, since January 2000 and has been a Senior Vice President there since September 2001. Mr. Slade joined Tektronix, Inc. in June 1987.

David Stanton. Mr. Stanton has been a director since December 2000. Mr. Stanton is a founder of Francisco Partners and has been a Managing Partner since its formation in August 1999. Prior to founding Francisco Partners, Mr. Stanton led the technology investing activities of Texas Pacific Group, a private equity fund, from 1994 until August 1999. Prior to joining Texas Pacific Group, he was a venture capitalist with Trinity Ventures, which specializes in investments in information technology, software and telecommunications companies. Earlier in his career, Mr. Stanton was a strategy consultant with Bain & Company. Mr. Stanton serves as the chairman of the Board of Directors of GXS Corporation, a provider of business-to-business solutions. Mr. Stanton is a designee of Francisco Partners.

William N. Starling, Jr. Mr. Starling has been a director since April 2005. Mr. Starling has been Chief Executive Officer and a managing member of Synecor, LLC, a medical device incubator company, since September 2000. During 2006, he co-founded Synergy Life Sciences Partners, L.P., a venture capital partnership, where he is a general partner. He is also the interim Chief Executive Officer and chairman of the board of TransEnterix, Inc., a provider of transgastric surgery products. He was the chairman of the board and a director of Cardiac Pathways Corporation from June 1991 until August 2001 and the acting Chief Executive Officer of InnerPulse, Inc., (formerly Interventional Rhythm Management) from August 2003 until September 2005.

James A. Urry. Mr. Urry has been a director since December 2000. Mr. Urry is a Partner at Court Square Capital Management L.P., a private equity firm. Prior to August 2006, he was a Partner at Citigroup Venture Capital Equity Partners, where he had been employed since 1989. Mr. Urry is also a director of Intersil Corporation, a semiconductor company. Mr. Urry is a designee of Citigroup Venture Capital Equity Partners.

Ms. King is the only director who is also an employee of the Company. She does not participate in any meeting at which her compensation is evaluated or approved. All members of the Compensation, Audit, Nominating and Corporate Governance Committees are non-employee directors.

There are no family relationships among any of our directors and executive officers. Mr. Deb, Mr. Schorr, Mr. Stanton and Mr. Urry serve as directors pursuant to the terms of a shareholders agreement among certain of our shareholders, as described below under “Transactions with Related Persons — Shareholders Agreement.”

Executive Officers

The following table sets forth certain information with respect to our executive officers as of March 6, 2007.

Name	Age	Title
Christine King	57	Chief Executive Officer
Theodore L. Tewksbury III	50	President and Chief Operating Officer
David A. Henry	45	Senior Vice President and Chief Financial Officer
Jon Stoner	50	Senior Vice President and Chief Technology Officer
Charlie Lesko	48	Senior Vice President, Sales & Marketing

Christine King, Chief Executive Officer and Director. Ms. King joined us in September 2001 as Chief Executive Officer and a director. From September 2000 to September 2001 Ms. King served as Vice President of Semiconductor Products for IBM Microelectronics. From September 1998 to September 2000 Ms. King was Vice President of the Networking Technology Business Unit for IBM. Ms. King also served as Vice President of Marketing and Field Engineering at IBM from June 1995 to September 1998 and Manager of ASIC Products at IBM from March 1992 to June 1995. While at IBM, Ms. King launched the company’s ASIC and networking businesses. Ms. King holds a B.S. degree in electrical engineering from Fairleigh Dickinson University. Ms. King serves on the boards of Analog Devices, Inc., a semiconductor company and IDACORP, Inc., a power company in Boise, Idaho.

Theodore L. Tewksbury III, President and Chief Operating Officer. Dr. Tewksbury joined us in 2006. He has over 20 years of semiconductor industry experience, including most recently serving as general manager and managing director at Maxim Integrated Products, Inc., where he ran 11 product lines, established its high-speed data converter and high-performance RF businesses, and introduced over 180 new products. Before that, Dr. Tewksbury served as director of SiGe RF/analog product development for IBM Microelectronics and as Senior Design Engineer for Analog Devices. Dr. Tewksbury obtained his bachelors, masters and doctorate degrees from the Massachusetts Institute of Technology.

David A. Henry, Senior Vice President and Chief Financial Officer. Mr. Henry has served as a Senior Vice President and Chief Financial Officer since April 2004. On February 22, 2007, we announced that Mr. Henry plans to step down as our Chief Financial Officer due to family reasons but has agreed to remain with us while we search for his replacement. Prior to joining us, Mr. Henry worked for seven years at Fairchild Semiconductor International, Inc., where he was Vice President of Finance, Worldwide Operations from November 2002 until April 2004, and Vice President, Corporate Controller from March 1997 until November 2002. Prior to that, Mr. Henry worked for eight years at National Semiconductor Corporation, where he held various financial management positions. Mr. Henry holds an M.B.A. from Santa Clara University, and a B.S. in business administration from the University of California, Berkeley.

Jon Stoner, Senior Vice President and Chief Technology Officer. Mr. Stoner joined us in 1980. Prior to his current position, Mr. Stoner held various research and development positions, including Senior Vice President, Technology and Product Development, Director of Standard Products, Director of Technology Planning and New Business Development and Director of Process Technology. Mr. Stoner served as a member of the Advisory Council to the Idaho State Board of Education for Engineering Education and as a member of the Boise State Engineering Advisory Board. Mr. Stoner was recently appointed as a member of the Governor’s Committee for Idaho’s Experimental Program for Stimulation of Competitive Research. Mr. Stoner holds a B.A. degree in chemistry from the University of Montana and a M.S. degree in physics from Idaho State University.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Based upon its review of Forms 3, 4 and 5 and any amendments thereto furnished to the Company pursuant to Section 16 of the Securities and Exchange Act of 1934, as amended, all such Forms were filed on a timely basis, except: Theodore L. Tewksbury III, our President and Chief Operating Officer, filed one late report on Form 3 to report his initial beneficial ownership of common stock.

Code of Ethics

We have adopted a worldwide Code of Ethics that is designed to help directors and employees resolve ethical issues in an increasingly complex global business environment. The Code of Ethics applies to all directors and employees, including the Chief Executive Officer, the Chief Financial Officer, the Corporate Controller, and any other employee with any responsibility for the preparation and filing of documents with the SEC. If we waive or amend our Code of Ethics in a way that applies to our Chief Executive Officer, Chief Financial Officer, corporate controller, other executive officers, or one of our directors, we will disclose the waiver or amendment on our website at www.amis.com/investor relations/corporate governance.html. A copy of the Code of Ethics is available on our website at www.amis.com/pdf/AMIS Code Of Ethics.pdf.

Shareholder Nominations of Directors

For a description of changes to the procedures by which our controlling shareholders may recommend nominees to our Board of Directors, see “Transactions with Related Persons – Shareholders Agreement” below.

Audit Committee

The Audit Committee’s primary functions are to:

•	Oversee the integrity of our financial statements;

•	Review the independent registered public accounting firm’s qualifications, independence and performance;

•	Review performance of the internal audit function; and

•	Assure compliance with legal and regulatory requirements.

The Audit Committee has exclusive authority to retain or terminate our independent registered public accounting firm and to approve all engagement fees and terms, including permitted non-audit engagements, with our independent registered public accounting firm.

The current members of our Audit Committee are Mr. Slade, Mr. Raza and Mr. Starling. Mr. Slade is the chairman of the Audit Committee. The Board of Directors has determined that Mr. Slade is an “Audit Committee financial expert” under the rules of the Securities and Exchange Commission. The Board has also determined that Mr. Slade, Mr. Raza and Mr. Starling are independent directors under the applicable rules of the Nasdaq Stock Market, applicable Securities and Exchange Commission laws and regulations and our corporate governance principles. Mr. Raza and Mr. Starling are each able to read and understand fundamental financial statements, including a company’s balance sheet, income statement, and cash flow statement. None of the members of the Audit Committee serve on the Audit Committee of any other public company. The Audit Committee met fifteen times during 2006.

The Audit Committee has a written charter that has been approved by the Board of Directors. You can access our current Audit Committee Charter in the “Investor Relations — Corporate Governance” section of our website at www.amis.com or by writing to: Investor Relations Manager, AMIS Holdings, Inc., 2300 Buckskin Road, Pocatello, ID 83201.

Ernst & Young LLP, our independent registered public accounting firm, reports directly to the Audit Committee. In addition, our internal audit function reports its status and findings directly to the Audit Committee.

The Audit Committee works closely with management as well as our independent registered public accounting firm in fulfilling its responsibilities for general oversight of the integrity of our financial statements. Among other things, the Audit Committee is responsible to engage, appoint, evaluate, replace, and determine the compensation of the independent registered public accounting firm.

Item 11. Executive Compensation.

EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Objectives of Our Compensation Programs

The primary objectives of our compensation programs for our named executive officers are to:

•	Attract and retain talented and effective executives with the leadership skills and experience necessary to build long-term shareowner value.

We do this by providing a competitive total compensation opportunity through the appropriate mix of base salary, incentive pay, equity compensation and a comprehensive benefits program. We target total compensation to generally be at or near the 50th percentile for comparable peers companies. We also reward individual performance.

•	Align our named executive officers’ interests with those of our long-term stockholders and foster a commitment to meeting stockholder expectations.

We accomplish this using a combination of equity compensation and compensation tied to our performance. We measure the performance of the Company as a whole using a number of metrics, including stock price appreciation.

•	Motivate executives to achieve both our long-term business strategies and near-term financial targets.

We manage this by tying a significant portion of executive compensation to specific strategic goals and our financial performance. We link our named executive officers’ compensation to their individual performance, as well as to the performance of the Company, as a whole. Generally, performance above the targets set by our Board of Directors and individual performance that exceeds expectations result in increased total compensation, and Company performance below the targets and individual performance below expectations result in decreased total compensation.

How We Set Compensation

Generally, our Board of Directors makes the final decision as to the compensation of our named executive officers based upon the recommendations of the Compensation Committee.

Total Compensation: In setting executive compensation levels, the Compensation Committee and the Board of Directors consider all elements of the executive compensation program in total rather than each element in isolation and they balance all of the elements to arrive at what they believe is an appropriate and competitive compensation package. At the beginning of 2006, and in connection with each compensation proposal, management provided the Compensation Committee with a tally sheet for each officer that identified the amount of each component of compensation that was paid during the prior calendar year and a total of all components.

Compensation Consultant: The Compensation Committee retains an independent consultant, Aon Radford, to gather data regarding the types and amount of compensation our peer companies and others pay their executive and other key employees and to assist in its review of relevant data and determination of appropriate executive compensation levels. While this is not a formal benchmarking program, we believe it provides valuable data in the compensation level and practices of our peer companies, with whom we primarily compete for key technical and executive talent.

For 2006 the peer companies selected by our Compensation Committee were: Alcatel, Altera Corporation, Atmel Corporation, Cypress Semiconductor, EXAR Corporation, Fairchild Semiconductor International, Integrated Device Technology, International Rectifier Corporation, Intersil Corporation, Lattice Semiconductor Corporation, Micrel, Inc., Microchip Technology, Inc., Micron Technology, Inc., ON Semiconductor Corporation, Power Integrations, Inc., Semtech Corporation, Silicon Laboratories, Inc., TriQuint Semiconductor, Inc. and Xilinx, Inc.

For 2007, the list of peer companies was changed so as to remove the following companies with greater than $1.5 billion and less than $200 million in annual revenues: Atmel Corporation; Xilinx, Inc.; Micron Technology, Inc.; EXAR Corporation; Power Integrations, Inc.; and Alcatel. At the same time, we added the following companies: Linear Technology Corporation, Microsemi Corporation, RF Micro Devices, Inc. and Skyworks Solutions, Inc.

We set annual compensation for 2006 based, in part, on a detailed report from our independent compensation consultant that we received near the end of 2005. In this report, Aon Radford:

•	described the compensation elements and practices of the peer companies selected by our Compensation Committee;

•	compared the compensation levels (both in total and by individual component) of each of our senior executives with those of our peers;

•	analyzed the potential stock ownership levels (including options held and shares owned outright) of each senior executive as compared to those of senior executives at our peers;

•	analyzed the retention value of the equity compensation granted by us to our senior executives;

•	assessed the burn-rate, over-hang and expense impacts of our equity grants; and

•	recommended specific compensation actions for the coming year.

In mid 2006 Aon Radford provided us with an updated compensation report, which contained the same types of data referenced above, updated to reflect current data. We reviewed these reports and distributed them to the Compensation Committee. In 2007 and going forward, we do not expect Aon Radford to provide a mid-year compensation report for named executive officer compensation.

Chief Executive Officer’s Role: At the beginning of 2006, the Chief Executive Officer provided the Compensation Committee with:

•	the business and financial results of the Company for the just-completed fiscal year;

•	an assessment of the performance of each senior executive;

•	her recommended base pay increase, if any, for each senior executive, other than herself;

•	a recommended individual performance factor for each senior executive, other than herself, for purposes of calculating annual cash bonus payments for the just-completed fiscal year (if earned);

•	management’s proposed Company performance metrics for annual cash bonuses for the then-current fiscal year; and

•	management’s proposed performance equity grants and the associated performance metrics for the then-current fiscal year.

In mid 2006, the Chief Executive Officer provided the committee with:

•	the business and financial results of the Company for the first six months of the year;

•	an assessment of the performance of each of the named executive officers, other than herself during that period;

•

management’s calculation of any annual cash bonus payments earned by the senior executives during the first half of the year, if the annual cash bonus program for the year is structured so as to allow mid-year payments; and

•	her recommendation as to the number of stock options that the committee should recommend that Board of Directors grant to our senior executives, other than herself.

The Compensation Committee considered this information in each instance, and discussed the data and recommendations referenced above with the Chief Executive Officer, our Senior Vice President of Human Resources and representatives from Aon Radford with respect to senior executive base pay increases, annual cash bonus payments, Company performance metrics for annual cash bonus, and any performance-based equity, including type, amount, performance criteria and vesting schedule. The committee then met in executive session and considered all of the inputs described above as well as additional factors such as the competitive environment, retention issues, and our performance and short- and long-term goals, and determined its recommendations to the Board of Directors for each element of compensation then being considered.

After the Compensation Committee presented its recommendations and the data and reasoning upon which they were based, to the Board of Directors, the Board met in executive session (with all directors present, including Ms. King, but no other members of management) to discuss the committee’s recommendations and the reasons for them, as well as the data upon which they were based, with respect to each senior executive other than Ms. King. The Board then set the compensation for these officers, including the amount of any base increases for these officers, the amount of annual cash bonus earned, the minimum, target and maximum performance goals and individual incentive amounts for each of these officers, and the type, amount, metrics and vesting schedule for any performance-based equity. The Board then met in executive session without Ms. King present and set these compensation elements for her in a similar fashion.

The Compensation Committee and Board of Directors intend to maintain the practices described above in 2007 and beyond, other than as described above. The Board of Directors retains the discretion to award whatever compensation it believes is appropriate in light of existing conditions at any time.

Elements of Compensation

Our compensation program includes elements intended to reward and motivate executives in different ways consistent with our overall guiding principles for named executive officer compensation:

•	Base salary and benefits;

•	Annual cash bonus opportunity, both discretionary and under our annual cash incentive plans; and

•	Equity-based compensation in the form of stock options and restricted stock units, some of which vest over time and others of which vest based on performance.

The portion of total compensation intended to come from each element varies with position and level of responsibility, reflecting the principles that total compensation should increase with position and responsibility, while, at the same time, making a greater percentage of an executive’s compensation tied to corporate and individual performance, and therefore at risk, as position and responsibility increase. Each element of compensation, and decisions regarding each element, affect decisions by our Compensation Committee and Board of Directors regarding other elements. They examine tally sheets showing the amount of each element of compensation earned by each officer, as well as the total amount earned, to maintain an appropriate balance between the elements as well as an appropriate level of overall compensation compared to our peer companies after taking into account both Company and individual performance levels.

Base Salary and Benefits

We use base salary as a significant retention tool that provides executives with a base level of monthly income. Our base salary decisions for an individual take into account many factors, including:

•	the individual’s current and historical performance and contribution to the Company;

•	the individual’s future potential with the Company;

•	the individual’s role and unique skills; and

•	consideration of external market data for similar positions at peer companies, adjusted for our size, the scope of responsibilities and the uniqueness of the role.

We review base salaries annually and make adjustments to recognize individual performance, expanded duties and changes in the competitive marketplace. In 2006, two of our named executive officers, David A. Henry, our Chief Financial Officer, and Jon Stoner, our Chief Technology Officer, received increases in base salary levels of approximately ten percent over their prior year’s salary because their previous base salary levels were well below the 50th percentile of the compensation paid by our peers for comparable positions.

Base salary comprised approximately from 31% to 43% of the total cash compensation opportunity of our executive officers as of year-end 2006. Our Compensation Committee and Board of Directors believe these percentages are appropriate in order to retain critical talent needed to run our business. Their decisions with respect to base salaries may affect other elements of cash compensation as we strive to maintain the ratios between the various elements of cash compensation while at the same time, recognizing individual performance levels and the significance of the position for the overall business results of the Company.

We also establish benefits programs based on an assessment of competitive market factors and a determination of what we need to attract and retain talent. Our primary benefits for executives include participation in our health, dental and vision plans, 401(k) savings plan, employee stock purchase plan and various insurance plans, including disability and life insurance. Our named executive officers are eligible to participate in these plans on the same terms and conditions as all of our employees. We also cover the costs of some tax planning services for our officers. We reimburse our senior officers for up to $2,500 per year for individual tax advice. None of our named executive officers received any reimbursement under this program for 2006.

In addition, Christine King, our Chief Executive Officer receives up to $12,000 per year in reimbursement of premiums for her supplemental health care insurance policy during the term of her employment agreement. During 2006, in order to provide an incentive for him to join us and move to Pocatello, Idaho from his current residence in Boston, Massachusetts, we compensated Dr. Tewksbury for costs related to his relocation, including temporary housing, the use of an automobile and reimbursement of travel expenses for Dr. Tewksbury and his wife between Pocatello and Boston.

Annual Cash Bonus

Key Manager Incentive Plan:

We provide our named executive officers with the opportunity to earn an annual cash bonus under an annual cash incentive plan, called the Key Manager Incentive Plan, or KMIP. The KMIP is designed to reward individual performance and provide an incentive for members of senior management, who are responsible for and drive the achievement of Company objectives, to manage the Company in such a way as to meet the short-term financial goals set by the Board of Directors.

Under the KMIP our executives receive an annual cash incentive award denominated as a specified percentage of their base salaries (individual incentive percentage). The Board determines the size of each executive’s annual cash incentive award based on the executive’s ability to affect our key business metrics, as well as data provided by Aon Radford, our independent compensation consultant, regarding bonus opportunities provided by our peer companies. The amount of this annual cash incentive earned each year depends on our actual performance as compared to the annual financial target (Company performance factor) and a multiplier that is based on the executive’s own performance (individual performance factor).

The Company performance factor for 2006 was based solely on operating income achievement. We chose operating income as the metric because we believe it appropriately balances key financial and operational factors while also measuring the profitability of the Company while excluding other factors that are less directly in the control of our officers and because it provides a good measure of return on investment. In 2006, we structured KMIP to allow for two separate payouts, one based on our performance against operating income goals for the first half of the year, and one based on performance against the operating income goals set for the second half and the full year. The Board of Directors could increase or decrease the operating income targets for the second half of the year at the end of the first half of the year, but did not do so. We set the operating income goals for 2006 as follows:

	Operating Income Goals (stated in millions)
	Threshold	Target	Maximum
First Half	$38.5	$42.8	n/a
Second Half	$50.5	$59.2	n/a
Full Year	$89.0	$102.0	$115.0

In 2006 each named executive officer’s KMIP opportunity as a percentage of the total cash compensation opportunity was as follows:

Officer	% of KMIP Opportunity to Total Compensation Opportunity
Christine King	69%
Theodore L. Tewksbury III	64%
David A. Henry	57%
Charlie Lesko	40%
Jon Stoner	57%

Stated as a formula on a full-year basis, we calculate the amount payable under KMIP as follows:

KMIP Bonus = S x IIP x CPF x IPF

Where:

S = Base salary

IIP = Individual incentive percentage

CPF = Company performance factor

IPF = Individual performance factor

Individual Incentive Percentage. The individual incentive percentage for each of our named executive officers in 2006 was as follows, shown as a percentage of base salary:

Officer	2006 Base Salary	IIP
Christine King	$550,000	100%
Theodore L. Tewksbury III	$350,000	80%
David A. Henry	$275,000	60%
Charlie Lesko	$270,000	30%
Jon Stoner	$230,000	60%

These percentages are set each year by our Board of Directors taking into consideration the ability of each officer to affect the key business metrics for the Company as well as data provided by Aon Radford, our independent compensation consultant, regarding the practices of our peers and other companies. Thus, as an example, the Board of Directors set the individual incentive amount for our Chief Executive Officer at 100%, meaning that she can earn a bonus amount equal to 100% of her base salary if the performance target is achieved, subject to adjustment, upwards or downwards, for her individual performance level, as explained below. Dr. Tewksbury joined us in September 2006 and, as part of the negotiation of his compensation and in order to provide an incentive for him to join our Company, we agreed to pay him 50% of his target KMIP bonus for 2006 regardless of whether we met our performance targets and assuming an individual performance factor of 1.0. Mr. Lesko may earn an additional cash bonus under our Sales Incentive Plan, discussed below.

Company Performance Factor. Early in the first quarter of each year, our Board of Directors sets the performance level(s) for KMIP: a threshold level, below which no bonus under KMIP is earned; a target level, at which 100% of the bonus would be earned; and a maximum level, beyond which no additional bonus can be earned. For 2006 for threshold, target and maximum levels of operating income as disclosed above, the Company performance factor would be 0.5, 1.0 and 1.5, respectively. For operating income between the threshold and target levels, we calculate the Company performance factor on a linear basis between 0.5 and 1.0, using the following formula:

{[(OIA – THOI) / (TOI – THOI)] x 0.5} + 0.5 = CPF

Where:

OIA = Operating income achieved

THOI = Threshold operating income

TOI = Target operating income

CPF = Company performance factor.

For operating income above the target level, we calculate the Company performance factor on a linear basis between 1.0 and 1.5, using the following formula:

{[(OIA – TOI) / (MOI – TOI)] x 0.5} + 1.0 = CPF

Where:

OIA = Operating income achieved

MOI = TOI x 1.5

TOI = Target operating income

CPF = Company performance factor, not to exceed 1.5

Individual Performance Factor. The Board of Directors sets individual performance factors between 0.5 and 1.5 based on its assessment of the officer’s performance during the KMIP period and the recommendation made by the Chief Executive Officer and the Compensation Committee. The elements of individual performance considered in 2006 included management toward financial measurements, execution, business acumen, customer focus, strategic insight, accountability, leadership, change management, teamwork, communication, quality, development of people, and staffing. Each executive must refund to us any amounts paid under the KMIP with respect to an individual performance factor above 1.0 if the executive voluntarily terminates employment within one year of receiving the bonus on a pro-rata basis.

2006 KMIP Payment Formula. Because we structured KMIP to allow for two separate payouts in 2006, one based on our performance against operating income goals for the first half of the year, and one based on performance against the operating income goals set for the second half and the full year, the highest payouts would have been achieved if we had met or exceeded both the half-year and full-year targets. The KMIP payment for each period is based upon the formulas below.

First Half = S x (50% x IIP) x CPF1

Second Half = S x (50% x IIP) x CPF2

Full Year (Calculated only if CPF3 > 1.0) = S x (100% x IIP) x (CPF3 –1.0)

Total Earned = (First Half + Second Half + Full Year) x IPF

Where:

S = Base salary (as of June 30 for first half and December 31 for second half)

IIP = Individual Incentive Percentage (pre-determined)

IPF = Individual Performance Factor for year

CPF1 = Company Performance Factor for first half of year, not to exceed 1.0

CPF2 = Company Performance Factor for second half of year, not to exceed 1.0

CPF3 = Company Performance Factor for overall year, not to exceed 1.5

2006 KMIP Payments: We paid a KMIP bonus for the first half of 2006 at the target level assuming an individual performance factor of 1.0, but none was paid for the second half or the full year (except for Dr. Tewksbury pursuant to the terms of this employment agreement as described above).

We do not have a policy with respect to adjusting or recovering payments under KMIP if we restate our results or otherwise adjust the relevant performance measures in a manner that would reduce the size of the payment. We have complete discretion with respect to payments under KMIP. Prior to payment the amount to be paid may be reduced or eliminated entirely; however, we have not done so to date.

Sales Incentive Plan: The Sales Incentive Plan provides Mr. Lesko with an incentive to manage our sales team to achieve annual revenue and design-win targets established by our Board of Directors, and to provide a financial reward for achieving the targets. Mr. Lesko’s annual target award under this plan equals 30% of his base salary (in addition to his KMIP target award of 30% of his base salary). The actual amount of annual cash incentive paid under this plan depends on how our actual performance compares to these annual targets. We measure design-wins by calculating the revenue we expect to receive from the product to be designed over the three-year period commencing with the date of each design won during the applicable period. We believe this appropriately recognizes and provides proper incentives relating to Mr. Lesko’s unique responsibilities in managing and motivating the sales team so as to close sales transactions and win designs as well as his business management responsibilities.

We calculate amounts earned under the Sales Incentive Plan using the following formula:

SIC = SICREVENUE + SICDWI

Where:

SIC = Sales Incentive Compensation

SICREVENUE = Sales Incentive Compensation from performance against the revenue target.

SICDWI = Sales Incentive Compensation from performance against the design-win target.

We calculate the amount of sales incentive compensation earned from revenue using the following formula:

SICREVENUE = (RevenueA / RevenueP) x TI x F

Where:

RevenueA = Actual revenue earned by the Company

RevenueP = Revenue target set by the Board of Directors

TI = Target incentive amount

F = a multiplier equal to 1.0 if revenue does not exceed target, 1.35 for revenue between 100% and 105% of target and 1.5 for revenue greater than 105% of target

We use the following formula to calculate the amount of sales incentive compensation earned from design-win component:

SICDWI = (DWIA / DWIP) x TI x F

Where:

DWIA = Actual design-wins won by the Company

DWIP = Design-win target set by the Board of Directors

TI = Target incentive amount

F = A multiplier equal to 1.0 if design wins do not exceed target, 1.35 for design wins between 100% and 105% of target and 1.5 for design wins greater than 105% of target

We paid Mr. Lesko a bonus under the Sales Incentive Plan for 2006 based on achievement of: revenue of 102% of the revenue target set by the Board of Directors for 2006 of $592 million; and 91% of the design-win target set by the Board of Directors for 2006. The design-win goal set by the Board of Directors was an aggressive goal, the achievement of which would have been a stretch.

We do not have a policy with respect to adjusting or recovering payments under the Sales Incentive Plan if we restate our results or otherwise adjust the relevant performance measures in a manner that would reduce the size of the payment. We have complete discretion with respect to payments under the Sales Incentive Plan. Prior to payment the amount to be paid may be reduced or eliminated entirely; however, we have not done so to date.

Discretionary Cash Bonuses: Our Board of Directors may grant discretionary bonuses to reward behavior that the Board believes is in the best interests of the Company or our stockholders. In 2006 two of our named executive officers, Jon Stoner, our Chief Technology Officer, and David A. Henry, our Chief Financial Officer, received discretionary bonuses for their work in closing our acquisition of the semiconductor business of Flextronics Semiconductor, Inc.

In addition, after the end of 2006, our Board of Directors awarded discretionary bonuses to all employees in the Company, including our executives equal to the amounts they would have earned under KMIP if we had achieved a Company performance factor of ..54 for the second half of 2006. Our Board of Directors awarded these bonuses to recognize efforts in achieving our 2006 business and financial results.

Equity Compensation

Each year the Compensation Committee reviews the use of long-term incentives awarded under our stockholder-approved Amended and Restated 2000 Equity Incentive Plan to align our named executive officers’ interests with those of our long-term stockholders and facilitate the development and retention of strong management through share ownership and recognition of future performance.

Our total share pool as of the end of 2006 consists of 660,733 shares, or 0.7% of common shares outstanding. The Compensation Committee targets an annual share dilution rate of less than 2.5%. In addition, the Compensation Committee considers the accounting costs reflected in our financial statements when establishing the forms of equity to be granted and the size of the overall pool available. They select forms of equity to be cost-efficient, and overall within the acceptable levels based on our internal budgets.

In 2006 our named executive officers received both stock options and restricted stock units, some of which vest over time based on continued service and some of which vest on the achievement of performance goals established by the Board. In determining the amount of stock options and restricted stock units to be awarded in 2006, the Board considered the amounts of equity awarded by our peers and in the marketplace for similar executives. Based on this data, the Board awarded stock options at a 3-to-1 ratio of time-based restricted stock units and at a 2.5-to-1 ratio of performance vesting restricted stock units.

Stock Options: Because stock options only have value to the recipients if our stock price appreciates after the options are granted, they directly align the interests of executives and stockholders. In addition, stock options vest over time and, therefore, enhance our ability to retain key executives. We base actual stock option award levels primarily on the executive’s potential to contribute to our future financial performance and to assume increased leadership responsibilities.

As a general policy, our Compensation Committee approves stock option grants to named executive officers (and all other participants) once each year at a meeting held in advance of the grant date and specifies that the grants will be effective on a specific grant date, which is generally two business days after we release quarterly financial results following the meeting. We have a strong policy against back-dating options and no member of management has been delegated authority to approve option grants or select grant dates. For newly hired executives, our Compensation Committee generally approves a stock option grant at its first regularly scheduled meeting following the executive’s hire date and specifies that the grant will be effective two business days after the next public announcement of our quarterly financial results. We grant all options with an exercise price equal to the closing market price of our stock on the grant date. Stock options to named executive officers vest over time based on continued service.

Restricted Stock Units: Our Board of Directors granted restricted stock units under the Restated and Amended 2000 Equity Incentive Plan for the first time in July 2006. The Board of Directors determined that restricted stock units would provide an important incentive for retaining and recruiting key executives. Each restricted stock unit entitles the holder to receive one share of our common stock at the end of the applicable vesting period.

After considering the practices at peer companies and the levels of equity retention currently in place, the Compensation Committee recommended, and the Board of Directors granted, both time-based and performance-based restricted stock units. The Board granted the time-based restricted stock units, which vest over three years, to provide executives with an incentive to remain employed by us and to manage the Company in the best, long-term interests of the stockholders. The Board granted performance-based restricted stock units to provide an incentive for the executives to meet the revenue and operating income goals set by the Board for the second-half of 2006 while at the same time providing a long-term incentive to remain employed by us and to manage the Company in the best, long-term interests of the stockholders. The performance-based restricted stock units begin to vest over a three-year period on March 1, 2007 only if the Company achieves specified operating income and revenue goals for the second half of 2006; otherwise they terminate on that date. All of the performance-based restricted stock units granted in 2006 expired on March 1, 2007 because we did not meet the minimum performance goals.

The following table shows the number of restricted stock units that could have been earned, shown as a percentage of the target number of performance-based restricted stock units, based on our performance against the established targets for our operating income and revenue for the second half of 2006. All dollar amounts are stated in millions.

	110% ($65.2)	100%	106%	113%	119%	125%

	105% ($62.3)	88%	100%	106%	113%	119%

Operating Income	100% ($59.3)	75%	88%	100%	106%	113%

	95% ($56.3)	63%	75%	88%	100%	106%

	85% ($50.4)	50%	63%	75%	88%	100%

		85% ($262.7)	95% ($293.6)	100% ($309.1)	105% ($324.5)	110% ($340.0)

				Revenue

We do not have a policy with respect to adjusting or recovering awards of performance-based restricted stock units if we restate or otherwise adjust the relevant performance measures in a manner that would reduce the size of the award.

On January 5, 2007, our Board of Directors granted additional time-based restricted stock units that will vest over a three-year period from March 1, 2007 to recognize the named executive officers’ efforts in achieving our 2006 business and financial results and for retention purposes. The number of restricted stock units granted equals the number of performance-based restricted stock units that the executives would have earned if we had achieved operating income in an amount equal to 85% of the applicable target amount. Because we achieved revenue at 100% of the target amount, the number of performance-based restricted stock units that would have been earned was 75% of the target amount.

In 2007 and future years, the Compensation Committee and the Board of Directors plan to use performance-based restricted stock units for our senior executives, rather than restricted stock units with only time-based vesting, to provide them with an additional incentive to meet short-term performance goals. However, exceptions may be made to meet other compensation goals, such as retention. In addition, we plan to grant these awards near the beginning of each year.

Other Aspects of Executive Compensation

Perquisites and Other Personal Benefits: We provide our named executives with certain perquisites and other personal benefits that we and the Board of Directors believe are reasonable, competitive and consistent with the overall executive compensation program in that they help us attract and retain the best leaders. These include allowing a guest, generally her spouse, to accompany our Chief Executive Officer from time-to-time on business trips for which we have chartered a private aircraft and allowing our Chief Executive Officer to make limited personal use of her administrative assistant where such use facilitates her job performance.

Employment and Change in Control Severance Agreements and Arrangements: Christine King, Chief Executive Officer: Christine King joined us on September 10, 2001 as Chief Executive Officer and as a member of the Board of Directors. At that time, we entered into an employment agreement with Ms. King in order to induce her to leave her position at IBM and join us. On July 26, 2005 we entered into a new employment agreement with Ms. King that supersedes her previous employment agreement, which would have expired by its terms on December 31, 2005.

The new employment agreement will expire on December 31, 2008. Under the new employment agreement, Ms. King is also subject to standard nondisclosure, nonsolicitation, noncompete and nondisparagement restrictions.

Ms. King will receive additional benefits on termination of her employment without cause before, or in connection with, a change in control. Our Board of Directors agreed to this severance arrangement and the change in control severance arrangements during its negotiations with Ms. King in the summer of 2005 to entice her to forego other employment opportunities and to enter into a new employment agreement with us and to ensure that if discussions regarding a change in control were to occur, she would have an incentive to remain employed with us despite any concerns about losing her job as a result of that transaction.

Theodore L. Tewksbury III, President and Chief Operating Officer: On August 1, 2006, we entered into a compensation arrangement with Theodore L. Tewksbury III to induce him to leave his position with Maxim Integrated Products and become our President and Chief Operating Officer. Dr. Tewksbury’s arrangement specifies his current annual base salary and provides for a one-time sign-on bonus and a partial guaranteed bonus payment for 2006 as described above. Dr. Tewksbury will receive additional benefits on termination of his employment in some circumstances in connection with a change in control. We agreed to this change in control severance arrangement in order to ensure that if discussions regarding a change in control were to occur, Dr. Tewksbury would have an incentive to remain employed by us despite any concerns about losing his job as a result of the transaction.

Other Officers: We have change in control agreements with David A. Henry, Senior Vice President and Chief Financial Officer, Jon Stoner, Chief Technology Officer and Charlie Lesko, Senior Vice President, Sales and Marketing that provide for additional benefits on a change in control as described below under Post-Employment Compensation. We agreed upon these change in control severance arrangements to ensure that if discussions regarding a change in control were to occur, these officers would have an incentive to remain employed by us despite any concerns about losing their jobs as a result of the transaction.

Limitations on Deductibility of Compensation

Section 162(m) of the Internal Revenue Code generally limits the tax deductibility of compensation paid by a public company to its Chief Executive Officer and certain other highly compensated executive officers to $1 million in the year the compensation becomes taxable to the executive. There is an exception to the limit on deductibility for performance-based compensation that meets certain requirements.

In establishing total compensation for the Chief Executive Officer and the named executive officers, the committee considered the effect of Section 162(m). To this end, annual incentive awards, stock options and performance-vesting restricted stock units described above are designed to meet the deductibility requirements for performance-based compensation. Specifically, assuming our shareholders approve the proposed amendments to our Amended and Restated 2000 Equity Incentive Plan as we intend to propose in our proxy statement to be filed in connection with our annual meeting of stockholders, which we expect to file on or about April 16, 2007, we limit grants as follows: stock awards to a maximum of 2.0 million shares of common stock per calendar year, plus an additional 2.0 million shares per newly hired individual and the value of performance units in any calendar year to $5.0 million. Actual levels for each of these types of awards have been significantly less, based on the factors and judgments described above.

We believe that it is important to preserve flexibility in administering compensation programs in a manner designed to attract, retain and reward high-performing executives or promote varying corporate goals. Accordingly, we have not adopted a policy that all compensation must qualify as deductible under Section 162(m). Amounts paid under any of our compensation programs, including salaries, annual incentive plan bonuses and restricted stock units that vest over time may not qualify under the IRS rules as compensation excluded from the limitation on deductibility. For 2006, all compensation paid to the named executive officers was deductible.

For individual tax purposes, we typically withhold shares to cover taxes resulting from option exercises and the vesting of RSUs. We do not generally provide tax assistance for tax obligations with respect to KMIP bonuses or other elements of compensation. However, in 2006, we paid Mr. Stoner and Mr. Henry an additional amount in connection with their discretionary bonuses related to the Flextronics acquisition to cover their tax obligations with respect to those bonuses.

Pre-Set Diversification Plans

We permit our executive officers to enter into pre-set diversification plans established according to Rule 10b5-1 under the Securities Exchange Act with an independent broker-dealer to enable them to recognize the value of their compensation and diversify their holdings of our stock during periods in which they might otherwise not be able to buy or sell our stock because important information about us had not been publicly released. These plans include specific instructions for the broker to exercise options or sell stock on behalf of the executive officer if our stock price reaches a specified level or certain events occur. The executive officer no longer controls the decision to exercise or sell the securities in the plan. Generally, when our executive officers establish these plans they are publicly disclosed in a current report to the SEC. Currently, only our Chief Executive Officer, Ms. King, and our Chief Technology Officer, Mr. Stoner, have Rule 10b5-1 plans in place.

2006 SUMMARY COMPENSATION TABLE

The following table sets forth information regarding compensation for each of our named executive officers for 2006. All numbers are rounded to the nearest dollar.

Name	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	All Other Compensation ($)		Total ($)
Christine King, Chief Executive Officer	$551,000	$148,500	$36,664	$924,521	$275,000	$19,725	(3)	$1,955,410
David A. Henry, Senior Vice President and Chief Financial Officer	$264,423	$44,550	$8,730	$156,942	$82,500	$6,960	(4)	$564,105
Theodore L. Tewksbury III, President and Chief Operating Officer	$107,692	$340,000	$8,303	$70,976	$—	$185,728	(5)	$712,699
Charlie Lesko, Senior Vice President, Sales and Marketing	$270,000	$21,870	$8,730	$144,866	$155,807	$6,960	(6)	$608,233
Jon Stoner, Senior Vice President and Chief Technical Officer	$218,462	$37,260	$9,602	$128,574	$63,000	$7,014	(7)	$463,912

(1)	The valuation assumptions for our restricted stock units described in Note 2 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.
(2)	The valuation assumptions for our stock options granted to executive officers described in Note 2 to our financial statements included in this Annual Report on Form 10-K for the year ended December 31, 2006.
(3)	Consists of $12,000 in reimbursement of supplemental health care insurance premiums, $6,600 paid by us in matching 401(k) contributions; $93 in costs incurred by us as a result of Ms. King occasionally having a guest, generally her spouse, accompany her on business trips for which we have chartered a private aircraft, and $1,032 in group term life insurance premiums.
(4)	Consists of $6,600 paid by us in matching 401(k) contributions; and $360 in group term life insurance premiums.
(5)	Consists of $176,682 paid by us to cover his tax obligations with respect to his relocation bonus; $5,723 relating to his use of an apartment leased by us during the period of his relocation; $3,231 paid by us in matching 401(k) contributions; and $92 in group term life insurance premiums.
(6)	Consists of $6,600 paid by us in matching 401(k) contributions; and $360 in group term life insurance premiums.
(7)	Consists of $6,554 paid by us in matching 401(k) contributions; and $460 in group term life insurance premiums.

2006 GRANTS OF PLAN BASED AWARDS TABLE

The following table provides information regarding grants of plan-based awards for each of our named executive officers for 2006.

				Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)				Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards ($)
Name	Type of Award	Grant Date	Approval Date	Threshold ($)		Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)
Christine King	KMIP			$137,500		$550,000	$1,237,500
	RSU	7/31/06	07/26/06	—		—	—	16,800	33,600	42,000				$393,960
	RSU	7/31/06	07/26/06	—		—	—	—	—	—	28,000			$262,640
	Option	7/31/06	07/26/06	—		—	—	—	—	—		84,000	$9.38	$400,974

David A. Henry	KMIP			$41,250		$165,000	$371,250
	RSU	7/31/06	07/26/06	—		—	—	4,000	8,000	10,000				$93,800
	RSU	7/31/06	07/26/06	—		—	—	—	—	—	6,667			$62,536
	Option	7/31/06	07/26/06	—		—	—	—	—	—		20,000	$9.38	$95,470

Theodore L. Tewksbury III	KMIP			$140,000	(2)	$280,000	$630,000
	RSU	10/30/06	10/25/06	—		—	—	—	—	—	15,000			$146,100
	Option	10/30/06	10/25/06	—		—	—	—	—	—		350,000	$9.74	$1,672,510

Charlie Lesko	KMIP			$20,250		$81,000	$182,250
	RSU	7/31/06	07/26/06	—		—	—	4,000	8,000	10,000				$93,800
	RSU	7/31/06	07/26/06	—		—	—	—	—	—	6,667			$62,536
	Option	7/31/06	07/26/06	—		—	—	—	—	—		20,000	$9.38	$95,470

Jon Stoner	KMIP			$34,500		$138,000	$310,500
	RSU	07/31/06	07/26/06	—		—	—	4,400	8,800	11,000				$103,180
	RSU	07/31/06	07/26/06	—		—	—	—	—	—	7,333			$68,784
	Option	07/31/06	07/26/06	—		—	—	—	—	—		22,000	$9.38	$105,017

(1)	In calculating the amounts for Estimated Future Payouts Under Non-Equity Incentive Plan Awards, the threshold amounts stated were calculated using a Company performance factor of 0.5 for all periods and an individual performance factor of 0.5, as described in the Compensation Discussion and Analysis section above. All target amounts were calculated using a Company performance factor of 1 for all periods and an individual performance factor of 1 and all maximum amounts were calculated using a Company performance factor of 1.5 for all periods and an individual performance factor of 1.5.
(2)	Dr. Tewksbury’s compensation arrangement guaranteed a KMIP payment of at least $140,000 for 2006 and, therefore, this amount is included as the threshold amount.

The following narrative discusses the material information necessary to understand the information in the tables above. Generally in the Summary Compensation Table, unless otherwise noted, all amounts stated under the non-equity incentive plan compensation consist of amounts paid under our Key Manager Incentive Plan (“KMIP”) described in the Compensation Disclosure and Analysis section above.

Ms. King’s employment agreement provides a minimum annual salary for her and specifies that she will be eligible for an annual bonus at a target rate of 100% of her annual base salary on the attainment of annual performance goals to be approved by the Board of Directors. Under this agreement, in addition to standard employee benefits generally available to our employees, we agreed to pay up to $1,000 per month in premiums for Ms. King’s supplemental health care insurance policy during the term of the agreement and reimbursement of reasonable travel, entertainment and other business expenses in accordance with our policies. As explained in the Compensation Disclosure and Analysis section above, in January 2007 our Board of Directors awarded all of our employees who participate in the KMIP, including Ms. King, a discretionary cash bonus equal to the amount that the individual would have otherwise earned under the KMIP for fiscal year 2006 if the Company had achieved a company performance factor of 54% for the second half of 2006. Ms. King’s discretionary bonus was $148,500 as reflected in the column entitled “Bonus” in the Summary Compensation Table.

Mr. Henry also received a discretionary bonus, as described above, in the amount of $44,550.

Dr. Tewksbury’s employment arrangement provides for a minimum annual salary of $350,000 and specifies that he will be eligible for an annual bonus at a target rate of 80% of his annual base salary on the attainment of annual performance goals to be approved by the Board of Directors, with $140,000 of this bonus guaranteed for the 2006 calendar year. This amount was paid in January 2007, and is reflected in the column entitled “Bonus” in the Summary Compensation Table. In addition, the arrangement provided for a payment of $200,000, net of taxes, as a one-time sign-on bonus, with respect to which $200,000 is included in the column entitled “Bonus” in the Summary Compensation Table and $176,682 is included in the column entitled “All Other Compensation” in the Summary Compensation Table for his tax reimbursement. Dr. Tewksbury’s arrangement also provides for the payment of temporary living expenses and other relocation assistance, including temporary housing, and reimbursement of travel expense for him and his wife during their move from Boston, Massachusetts to Pocatello, Idaho, which is included in the column entitled “All Other Compensation” in the Summary Compensation Table.

Mr. Lesko participates in both the KMIP and our Sales Incentive Plan. As reflected in the column of the Summary Compensation Table entitled “Non-Equity Plan Incentive Compensation,” Mr. Lesko earned $115,307 under the Sales Incentive Plan for his performance in 2006 and $40,500 under our KMIP for performance in the first half of 2006. In addition, he was paid the discretionary bonus described above in the amount of $21,870.

Mr. Stoner also received a discretionary bonus, as described above, in the amount of $37,260.

None of the performance-based restricted stock units granted to our employees, including our named executive officers as reflected in the Grants of Plan-Based Awards Table, were earned and all of these restricted stock units were cancelled on March 1, 2007 according to the terms of the grants. In January 2007, our Board of Directors granted additional time-based restricted stock units that will vest over a three-year period from March 1, 2007 to employees who had been granted performance-based restricted stock units in July of 2006 that were not earned based on the stated performance criteria. The number of restricted stock units granted equals the number of performance-based restricted stock units that the executives, including some of our named executive officers, would have earned if we had achieved operating income in an amount equal to 85% of the applicable target amount.

2006 OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table provides information regarding the number and estimated value of outstanding stock options and unvested stock awards held by each of our named executive officers at 2006 fiscal year-end.

		Option Awards (1)					Stock Awards
		Number of Securities Underlying Unexercised Options (#)					Service-Based Equity Awards(2)		Equity Incentive Plan Awards(3)
Name	Grant Date	Exercisable		Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Christine King	7/31/2006	—		84,000	$9.38	07/31/2013	28,000	$295,960	16,800	$177,576
	8/1/2005	100,000		200,000	$11.86	08/01/2012
	10/27/2004	50,000	(4)		$14.89	10/27/2014
	10/1/2004	232,933	(4)		$14.13	10/01/2014
	9/22/2003	232,933			$20.00	09/22/2013
	11/5/2002	53,380			$0.78	11/05/2012
	9/10/2001	284,219			$0.78	09/10/2011
David A. Henry	7/31/2006	—		20,000	$9.38	07/31/2013	6,667	$70,470	4,000	$42,280
	8/1/2005	16,666		33,333	$11.86	08/01/2012
	4/26/2004	150,000	(4)		$16.23	04/26/2014
Theodore L. Tewksbury III	10/30/2006	—		350,000	$9.74	10/30/2013	15,000	$158,500	—	—
Charlie Lesko	7/31/2006	—		20,000	$9.38	07/31/2013	6,667	$70,470	4,000	$42,280
	8/1/2005	13,333		26,667	$11.86	08/01/2012
	8/3/2004	50,000	(4)		$14.28	08/03/2014
	5/12/2003	79,513		12,153	$0.78	05/12/2013
Jon Stoner	7/31/2006	—		22,000	$9.38	07/31/2013	7,333	$77,510	4,400	$46,508
	8/1/2005	13,333		26,667	$11.86	08/01/2012
	8/9/2004	15,000	(4)		$13.19	08/09/2014
	8/3/2004	35,000	(4)		$14.28	08/03/2014
	5/2/2002	10,333			$0.78	05/02/2012
	1/31/2001	56,666			$0.78	01/31/2011

(1)	Options vest as follows: 25 percent of the shares vest on the first anniversary of the grant date and 1/48th of the shares vest each month thereafter.
(2)	One-third vest on each of the first three anniversaries of the grant date provided that the executive is employed by us on each such date.
(3)	If earned, one third vest on March 1, 2007 and one third vest on each of the first two anniversaries of March 1, 2007.
(4)	On December 2, 2005 the remaining unvested shares vested as a result of our Board of Directors accelerating the vesting of certain unvested and “out-of-the-money” stock options having an exercise prices per share of $13.00 or higher. In order to prevent unintended personal benefits to executive officers, restrictions were imposed that will prevent the sale of any shares received from the exercise of an accelerated option prior to the earlier of the original vesting date of the option or the officer’s termination of employment.

2006 OPTION EXERCISES AND STOCK VESTED TABLE

The following table provides information regarding stock option exercises and stock awards vesting for each of our named executive officers during 2006.

	Option Awards
Name of Executive Officer	Number of Shares Acquired on Exercise (#)	Value Realized Upon Exercise ($)
Christine King	200,000	$1,772,216
David A. Henry	—	—
Theodore L. Tewksbury III	—	—
Charlie Lesko	—	—
Jon Stoner	20,000	$153,400

Post-Employment Compensation

None of our current named executive officers are covered by our pension plan, which is available only to employees located in our facility in Belgium. In addition, we do not offer any nonqualified deferred compensation plans.

Potential Post-Employment Payments: We have arrangements with each of our named executive officers providing for post-employment payments under certain conditions.

Christine King: Under our employment agreement with our Chief Executive Officer, Ms. King, if we terminate her employment other than for cause or by reason of her death or disability and not in connection with a change in control, she will be entitled to receive the following:

•	A cash payment in an amount equal to two times the sum of her then-current annual base salary and target KMIP bonus, to be paid in twelve equal installments; and

•	Acceleration and full vesting of her then-outstanding equity awards, which shall remain exercisable for twelve months following the date her employment terminates.

If Ms. King’s employment terminates within two years after a change in control of the Company, other than for cause or by reason of her death or disability, Ms. King will be entitled to receive the following:

•	A cash payment in an amount equal to three times the sum of her then-current annual base salary and target KMIP bonus, to be paid in a lump sum; and

•	Acceleration and full vesting of her then-outstanding equity awards, which shall remain exercisable for twelve months following the date her employment terminates.

Assuming a termination date of December 29, 2006, the estimated value of these benefits is as follows:

Benefit	Absent Change in Control		Within Two Years After Change in Control
Severance Payment	$2,200,000		$3,300,000
Equity Award Acceleration	$839,860	*	$839,860	*

*	Assumes a stock price of $10.57 per share and excludes 200,000 options that are priced at $11.86 and are not “in the money.”

All amounts are to be paid by us. The agreement does not provide for any payments or equity vesting acceleration for a termination of Ms. King for cause or as a result of her death or disability except for base pay and other benefits that were accrued prior to the date of the termination. The agreement provides that in the event of a termination due to Ms. King’s death or disability, she shall be entitled to exercise any of her then-vested equity awards for a period of twelve months after her termination, instead of the normal three-month period under the Amended and Restated 2000 Equity Incentive Plan.

Theodore L. Tewksbury III: Under our arrangement with Theodore L. Tewksbury III, our President and Chief Operating Officer, in the event that Dr. Tewksbury’s employment with us is involuntarily terminated, other than for cause or by reason of his death or disability, within 90 days prior to or two years after a change in control, he shall be entitled to receive:

•	A cash payment in an amount equal to the sum of his then-current annual base salary and target KMIP bonus;

•	A cash payment in an amount equal to the cost to him to purchase COBRA benefits for the 18 month period after the termination;

•	Acceleration and full vesting of one-half of his then-outstanding equity awards.

In addition, should Dr. Tewksbury remain in our employ as of the day prior to the effective date of the change in control, we will also pay him a cash payment equal to three-twelfths of his annual base salary in effect immediately prior to the change in control.

Assuming a termination date of December 29, 2006, the estimated value of each of these benefits is as follows:

Benefit	Within 90 days Prior to or Two Years After a Change in Control
Severance Payment	$630,000
COBRA Payment	$12,356	*
Equity Award Acceleration	$224,525	**
Work Completion Bonus	$87,500

*	Amount assumes an estimated increase of 6% in COBRA rates in 2008.
**	Assumes a stock price of $10.57 per share.

All amounts are to be paid by us. The arrangement does not provide for any payments or equity vesting acceleration for a termination of Dr. Tewksbury for cause or as a result of his death or disability except for base pay and other benefits that were accrued prior to the date of the termination.

David A. Henry, Jon Stoner and Charlie Lesko: Our change in control agreements with David A. Henry, our Chief Financial Officer, Jon Stoner, our Chief Technology Officer, and Charlie Lesko, our Senior Vice President of Sales and Marketing, provide that, in the event that the executive’s employment with us is involuntarily terminated, other than for cause or by reason of the executive’s death or disability, within 90 days prior to or two years after a change in control, the executive shall be entitled to receive the following:

•	A cash payment in an amount equal to the sum of nine-twelfths of the executive’s then-current annual base salary and target KMIP bonus;

•	A cash payment in an amount equal to the cost to the executive to purchase COBRA benefits for the 18 month period after the termination; and

•	Acceleration and full vesting of one-half of his then-outstanding equity awards.

In addition, should the executive remain in the employ of the Company as of the day prior to the effective date of the change in control, we will also pay the executive a cash payment equal to three-twelfths of the executive’s annual base salary in effect immediately prior to the change in control.

Assuming a termination date of December 29, 2006, the estimated value of each of these benefits is as follows:

Executive	Benefit	Within 90 days Prior to or Two Years After a Change in Control
David A. Henry	Severance Payment	$330,000
	COBRA Payment	$18,736	(1)
	Equity Award Acceleration	$99,985	(2)
	Work Completion Bonus	$68,750
Jon Stoner	Severance Payment	$276,000
	COBRA Payment	$18,736	(1)
	Equity Award Acceleration	$109,980	(3)
	Work Completion Bonus	$57,500
Charlie Lesko	Severance Payment	$324,000
	COBRA Payment	$18,736	(1)
	Equity Award Acceleration	$159,472	(4)
	Work Completion Bonus	$67,500

(1)	COBRA amounts assume an estimated increase of 6% in COBRA rates in 2008.
(2)	Assumes a stock price of $10.57 per share and excludes 33,333 options that are priced at $11.86 and are not “in the money.”
(3)	Assumes a stock price of $10.57 per share and excludes 26,667 options that are priced at $11.86 and are not “in the money.”
(4)	Assumes a stock price of $10.57 per share and excludes 26,667 options that are priced at $11.86 and are not “in the money.”

All amounts are to be paid by us. The arrangement does not provide for any payments or equity vesting acceleration for a termination of the executive for cause or as a result of his death or disability except for base pay and other benefits that were accrued prior to the date of the termination.

DIRECTOR COMPENSATION

2006 DIRECTOR COMPENSATION TABLE

The following table sets forth information regarding compensation of our non-employee directors for 2006, which consisted of the following components: cash compensation, consisting of annual retainer fees, including amounts associated with chairing Board committees and for attending meetings; and equity compensation, consisting of stock options awarded during the year. Each of these components is described in more detail below.

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)		Total ($)
Colin Slade	$47,000	$80,292	(2)	$127,292
Atiq Raza	$32,000	$79,786	(3)	$111,786
William Starling	$32,000	$86,175	(4)	$118,175
Greg Williams	$8,000	$(33,623	)(5)	$(25,623)
Dipanjan Deb	$—	$—		$—
Paul Schorr IV	$—	$—		$—
David Stanton	$—	$—		$—
James Urry	$—	$—		$—

(1)	The assumptions made in the valuation of these options are incorporated by reference to the discussion of options granted to our non-employee directors under Note 2 to our annual financial statements filed with our Annual Report on Form 10-K for the year ended December 31, 2006.

(2)	Mr. Slade was granted an option to purchase 18,000 shares of our common stock on February 6, 2006 that had a grant date fair value of $78,907. As of December 31, 2006, Mr. Slade holds options to purchase 56,000 shares of our common stock, of which 31,542 were unvested.
(3)	Mr. Raza was granted an option to purchase 13,000 shares of our common stock on February 6, 2006 that had a grant date fair value of $56,988. As of December 31, 2006, Mr. Raza holds options to purchase 56,000 shares of our common stock, of which 30,396 were unvested.
(4)	Mr. Starling was granted an option to purchase 13,000 shares of our common stock on February 6, 2006 that had a grant date fair value of $56,988. As of December 31, 2006, Mr. Starling holds options to purchase 43,000 shares of our common stock, of which 31,125 were unvested.
(5)	Mr. Williams was granted an option to purchase 13,000 shares of our common stock on February 6, 2006 that had a grant date fair value of $56,988. He retired from our Board of Directors on May 16, 2006 and at that time, he forfeited 25,844 unvested options. As of December 31, 2006, Mr. Williams held no options to purchase any shares of our common stock.

The options granted to non-employee directors vest as follows: 25 percent of the shares vest on the first anniversary of the grant date and the balance vests ratably over the next three years. All options were granted with exercise prices equal to the closing sales price of our common stock on the date of the grant.

The following directors who are also our employees, or employees of the CVC entities or Francisco Partners, do not receive any additional compensation for service on our Board of Directors: Ms. King, our Chief Executive Officer, Mr. Deb and Mr. Stanton, members of management of Francisco Partners, and Mr. Urry, a member of management of one or more of the CVC entities. Ms. King’s compensation is described under “Executive Compensation” above.

In 2006, Mr. Schorr waived his right to receive compensation for being on our Board of Directors.

The following table shows the compensation set for our non-employee directors for the fiscal year ended December 31, 2006:

Type of Compensation:	2006
Option Grant Upon Initial Election or Appointment to the Board	30,000 shares
Annual Retainer	$32,000
Additional Annual Retainer for Committee Chair	$15,000
Annual Option Grant	13,000 shares
Additional Annual Option Grant for Committee Chair	5,000
Payment Per In-person Board or Committee Meeting (in excess of 4)	$1,000
Reimbursement for Expenses Attendant to Board Membership	Yes

COMPENSATION COMMITTEE

Until May 16, 2006, the members of the Compensation Committee were Mr. Urry, Mr. Deb and Mr. Williams. Effective on May 16, 2006, Mr. Williams retired from our Board of Directors and Mr. Starling was appointed as a member of the Compensation Committee. Effective on March 12, 2007, Mr. Schorr was appointed to the Compensation Committee in place of Mr. Urry and Mr. Starling was appointed chairman. The Board of Directors has determined that Mr. Starling and Mr. Schorr are independent under the applicable rules of the Nasdaq Stock Market, applicable Securities and Exchange Commission laws and regulations and our corporate governance principles; Mr. Deb is not independent, as permitted by the Nasdaq Stock Market’s rules applicable to “controlled companies.” The Board of Directors has also determined that Mr. Deb, Mr. Schorr and Mr. Starling are “outside directors” within the meaning of Section 162(m) of the Tax Code and that Mr. Schorr and Mr. Starling are “non-employee directors” within the meaning of Rule 16b-3.

The Compensation Committee oversees our compensation and benefits policies generally, including the issuance of stock options; evaluating senior executive performance and reviewing our management succession plan; and overseeing and setting and/or recommending to the Board of Directors the compensation for our senior executives. The Compensation Committee may delegate its authority to a sub-committee comprised of independent directors or to one or more officers with respect to awards to participants who are not executive officers. The role played by our executive officers and our compensation consultant in the Compensation Committee’s activities is discussed in the “Compensation Discussion and Analysis” section above.

The Compensation Committee has a written charter that has been approved by our Board of Directors. You can access our current Compensation Committee Charter in the “Investor Relations — Corporate Governance” section of www.amis.com or by writing to: Investor Relations Manager, AMIS Holdings, Inc., 2300 Buckskin Road, Pocatello, ID 83201.

Compensation Committee Interlocks and Insider Participation

None of the members of the Compensation Committee is currently an employee or has ever been employed by us as an officer. However, Mr. Deb has a material interest in an ongoing transaction. See “Transactions with Related Persons – Shareholders Agreement” below. During fiscal year 2006, no member of our Compensation Committee (1) served as a member of the Compensation Committee of another entity that had an executive officer serving on our Compensation Committee, (2) served as a director of another entity that had an executive officer serving on our Compensation Committee, or (3) served as a member of the Compensation Committee of another entity that had an executive officer serving as a director of our Company.

COMPENSATION COMMITTEE REPORT

The Compensation Committee oversees the compensation practices of the Company and makes specific recommendations to the Board of Directors with respect to the compensation of the Company’s named executive officers. In fulfilling its responsibilities, the committee reviewed and discussed with management the Company’s Compensation Disclosure and Analysis included in the Company’s amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2006 and proxy statement. Based on this review and discussion, the committee recommended to the Board of Directors that the Company’s Compensation Disclosure and Analysis be included in the Company’s amendment to its Annual Report on Form 10-K/A for the year ended December 31, 2006 and its proxy statement.

Compensation Committee,
William N. Starling, Jr., chairman
Paul C. Schorr, IV
Dipanjan Deb

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Equity Compensation Plan Information

The following table sets forth information regarding our equity compensation plans as of December 31, 2006. Our only equity compensation plans are our Amended and Restated 2000 Equity Incentive Plan and our Amended and Restated Employee Stock Purchase Plan, which have been approved by our stockholders.

Plan Category	Shares to be Issued Upon Exercise of Outstanding Options or Vesting of Units		Weighted Average Exercise Price of Outstanding Options		Number of Shares Remaining Available for Future Issuance Under Equity Compensation Plans
Equity Compensation Plans Approved by Stockholders	8,606,004	(1)	$10.68	(2)	2,253,343	(3)
Equity Compensation Plans Not Approved by Stockholders	—		—		—

(1)	Includes 515,403 shares under outstanding awards of restricted stock units that have not vested.
(2)	Excludes outstanding restricted stock units, which do not include an exercise price.
(3)	Consists of 660,733 shares available under our Amended and Restated 2000 Equity Incentive Plan and 1,592,610 shares available under our Amended and Restated Employee Stock Purchase Plan, as amended.

The number of shares reserved for issuance under our Amended and Restated 2000 Equity Incentive Plan will increase each year through 2010 by an amount equal to the lesser of (i) 1,829,300 shares, (ii) 2.5 percent of our outstanding shares or (iii) an amount approved by the Board of Directors. The amount stated above excludes 1,829,300 shares added to the Amended and Restated 2000 Equity Incentive Plan effective January 1, 2007. Shares reserved for issuance under our 2000 Equity Incentive Plan may be issued as stock options, stock awards, restricted stock awards, restricted stock units, rights to purchase stock, warrants, or stock appreciation rights.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table contains information regarding the beneficial ownership of our common stock as of March 6, 2007 by (i) each person or group (as that term is used in Section 13(d)(3) of the Securities Exchange Act of 1934) known by us to beneficially own more than 5% of any class of our stock; (ii) each of the named executive officers identified in the summary compensation table included above, each of our directors and each director nominee; and (iii) all of our named executive officers and directors as a group.

Beneficial ownership is determined in accordance with SEC rules. All equity securities subject to options and warrants exercisable within 60 days after March 6, 2007, are deemed to be outstanding for the purpose of computing the percentage of ownership of the person holding such options, but are not deemed to be outstanding for computing the percentage of ownership of any other person. Unless otherwise indicated below, each stockholder named in the table has sole voting and dispositive power with respect to all shares beneficially owned, subject to applicable community property laws. Unless otherwise indicated in the table, the address of each individual listed in the table is c/o AMIS Holdings, Inc., 2300 Buckskin Road, Pocatello, Idaho 83201.

	Shares Beneficially Owned
	Percent(1)	Number
Greater than 5% Stockholders:
Francisco Partners(2)	23%	20,496,580
c/o Francisco Partners, L.P.
2882 Sand Hill Road, Suite 280
Menlo Park, CA 94025
Citigroup Venture Capital Equity Partners, L.P. (3)	23%	20,340,299
399 Park Avenue
New York, NY 10043
Nippon Mining(4)	10%	8,664,072
c/o Nippon Mining Holdings, Inc.
10-1 Toranomon 2-Chome
Minato-ku
Tokyo 105-0001 Japan
FMR Corp.(5)	12%	10,996,141
82 Devonshire Street
Boston, MA 02109
Credit Suisse (6)	*	155,301
Uetlibergstrasse 231
P.O. Box 900
CH-8070 Zurich
Switzerland

	Shares Beneficially Owned
	Percent(1)	Number
Named Executive Officers and Directors:
Christine King	1%	1,160,038	(7)
Theodore L. Tewksbury III	*	40,000	(8)
David A. Henry	*	185,515	(9)
Jon Stoner	*	186,225	(10)
Charlie Lesko	*	184,156	(11)
David Stanton(2)	23%	20,496,580
Dipanjan Deb(2)	23%	20,496,580
Paul C. Schorr, IV	*	—	(12)
James A. Urry(3)	23%	20,340,299
Colin Slade	*	33,249	(13)
S. Atiq Raza	*	33,249	(14)
William N. Starling, Jr.	*	19,062	(15)
All named executive officers and directors as a group (13 persons)	47%	42,678,373	(16)

*	Indicates less than 1% ownership.
(1)	Percentage of ownership is based on 88,535,156 shares of common stock outstanding as of March 6, 2007.
(2)	Shares are owned beneficially and of record by FP-McCartney, L.L.C. (“FP-McCartney”). Based on a Schedule 13G jointly filed on February 23, 2005 by FP-McCartney, Francisco Partners, L.P. (“Francisco Partners”) and Francisco Partners GP, LLC (“Francisco GP”), as of December 31, 2004 Francisco Partners is the managing member of FP-McCartney and Francisco GP is the general partner of Francisco Partners. The Schedule 13G identifies FP-McCartney, Citigroup, Inc., Merchant Capital, and Nippon Mining Holding, Inc. as members of a group.

Messrs. Deb and Stanton, members of management of Francisco Partners, disclaim beneficial ownership of the shares beneficially owned by Francisco Partners and its affiliates.

(3)	Based on a Schedule 13G jointly filed on February 14, 2007, as of December 31, 2006 shares were beneficially owned by Citigroup Venture Capital Equity Partners, L.P. (“CVCEP”), CVC Partners, LLC (“CVC Partners”), Citigroup Venture Capital GP Holdings, Ltd. (“CVC GP Holdings”), Court Square Capital Limited (“Court Square”), Citicorp Banking Corporation (“CBC”), and Citigroup Inc. (“Citigroup”) and all shares are subject to shared voting power and dispositive power among the reporting persons.

The Schedule 13G also indicates the following: CVC Partners holds a general partnership interest in CVCEP. CVC GP Holdings has a membership interest in CVC Partners. Court Square is the sole shareholder of CVC GP Holdings. CBC is the sole shareholder of Court Square. Citigroup is the sole shareholder of CBC.

The Schedule 13G indicates that the address for each reporting person is the address indicated in the table, except that CBC’s address is One Penn’s Way, New Castle, DE 19720.

Mr. Urry, a member of management of Court Square, disclaims beneficial ownership of the shares beneficially owned by these entities and their affiliates.

CVC has informed us that as of March 12, 2007, Equity Partners, CVC Executive Fund, LLC and CVC/SSB Employee Fund, L.P. were the record holders of 20,340,299 shares.

(4)

A Schedule 13G filed on January 31, 2007 by Nippon Mining Holdings, Inc. (“Nippon Mining”), as successor by merger to Japan Energy Electronics Materials, Inc., identifies FP-McCartney, L.L.C., Citigroup Venture

Capital Equity Partners, L.P., CVC SSB Employee Fund, L.P., CVC Executive Fund LLC, Merchant Capital Inc., Nippon Mining and Thomas E. Epley as members of a group. The Schedule 13G indicates that the shares beneficially owned by Nippon Mining as of December 31, 2006 include 4,603,032 shares subject to an immediately exercisable warrant.

(5)	Information is based solely on a Schedule 13G filed on February 14, 2007 by FMR Corp., Edward C. Johnson 3d, and Fidelity Management & Research Company (“Fidelity”). According to the Schedule 13G, Fidelity, a wholly-owned subsidiary of FMR corp. as of December 31, 2006 is the beneficial owner of 10,222,941 shares as a result of acting as investment advisor to various investment companies registered under Section 8 of the Investment Company Act of 1940. Edward C. Johnson 3d and FMR Corp., through its control of Fidelity, and the funds each has sole power to dispose of the 10,222,941 shares owned by the funds, while sole voting power with respect to the shares resides with the funds’ Boards of Trustees. Fidelity International Limited (“FIL”) is the beneficial owner of 773,200 shares. The Schedule 13G indicates that FMR and FLL are of the view that they are not acting as a “group” for purposes of Section 13(d) under the Securities Exchange Act of 1934 (the “1934” Act) and that they are not otherwise required to attribute to each other the “beneficial ownership” of securities “beneficially owned” by the other corporation within the meaning of Rule 13d-3 promulgated under the 1934 Act. The Schedule 13G indicates that the address for each reporting person is the address indicated in the table, except that FIL’s address is Pembroke Hall, 42 Crow Lane, Hamilton, Bermuda.
(6)	Information is based on a Schedule 13G filed on February 14, 2006 by Credit Suisse, a Swiss bank, on behalf of itself and its subsidiaries to the extent that they constitute the Investment Banking division. According to the Schedule 13G, as of December 31, 2006 Credit Suisse, together with FP-McCartney, L.L.C., Citigroup Venture Capital Equity Partners, L.P., CVC/SSB Employee Fund, L.P., CVC Executive Fund LLC, Japan Energy Electronic Materials Inc. and Thomas E. Epley (collectively, the “Other Persons”), may be deemed to be a group with respect to securities of AMIS Holdings, Inc. as a result of Merchant Capital, Inc. (“Merchant”), an indirect wholly owned subsidiary of Credit Suisse, and the Other Persons being signatories to the First Amended and Restated Shareholders Agreement dated as of September 26, 2003.
(7)	Includes 155,523 owned by Ms. King, 897,215 shares subject to options that have vested, 12,500 shares subject to options that vest within 60 days of March 6, 2007, and 94,800 shares under awards of restricted stock units that have not vested.
(8)	Includes 40,000 shares under awards of restricted stock units that have not vested.
(9)	Includes 2,973 shares owned by Mr. Henry, 169,791 shares subject to options that have vested, 2,084 shares subject to options that vest within 60 days of March 6, 2007, and 10,667 shares under awards of restricted stock units that have not vested.
(10)	Includes 29,993 shares owned by Mr. Stoner, 132,832 shares subject to options that have vested, 1,667 shares subject to options that vest within 60 days of March 6, 2007, and 21,733 shares under awards of restricted stock units that have not vested.
(11)	Includes 4,254 shares owned by Mr. Lesko, 150,207 subject to options that have vested, 6,528 shares subject to options that vest within 60 days of March 6, 2007, and 23,167 shares under awards of restricted stock units that have not vested.
(12)	Excludes 20,340,299 shares held by the entities referenced in footnote 3 of this table with respect to which he disclaims beneficial ownership.
(13)	Includes 30,915 shares subject to options that have vested, 2,334 shares subject to options that vest within 60 days of March 6, 2007.
(14)	Includes 31,540 shares subject to options that have vested, 1,709 shares subject to options that vest within 60 days of March 6, 2007.
(15)	Includes 17,270 shares subject to options that have vested, 1,792 shares subject to options that vest within 60 days of March 6, 2007.
(16)	Includes 1,429,770 shares subject to options that have vested, 28,614 shares subject to options that vest within 60 days of March 6, 2007, and 190,367 shares under awards of restricted stock units that have not vested held by our officers and directors. Also includes 40,836,879 shares deemed beneficially owned by James Urry, Dipanjan Deb and David Stanton with respect to which these directors disclaim beneficial ownership.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

CORPORATE GOVERNANCE

We operate our business according to high standards of ethical conduct, integrity and accountability. We have implemented governance policies and practices, that we believe meet or exceed the standards defined in the applicable laws and regulations, including the rules adopted by the Securities and Exchange Commission and the Nasdaq Stock Market.

Independent Directors

In determining the independence of our directors, the Board of Directors has adopted independence standards that mirror exactly the criteria specified by applicable SEC laws and regulations and Nasdaq rules. Applying these independence standards, our Board has determined that four of our directors, Mr. Slade, Mr. Raza, Mr. Schorr, and Mr. Starling, are “independent” within the meaning of the applicable laws and regulations. In making this determination, the Board of Directors considered all transactions in which we and any director, including those discussed under “Transactions with Related Persons” below and other transactions that were ordinary course of business transactions in which the independent directors did not have a material direct or indirect interest, including our ordinary course purchase of equipment on standard terms, and our ordinary course development of a new product on standard terms.

We are a “controlled company” under applicable Nasdaq rules because more than 50% of our voting power is held by three of our stockholders as a group: Francisco Partners, CVC and Nippon Mining. As a controlled company, Nasdaq does not require us to comply with Nasdaq requirements regarding independent directors, except that Nasdaq requires us to have regularly scheduled meetings at which only our independent directors are present. For more information, see the discussion under “Transactions with Related Persons – Shareholders Agreement” below. Our independent directors meet regularly in “executive sessions” at which only our independent directors are present. Our independent directors held four executive sessions in 2006.

TRANSACTIONS WITH RELATED PERSONS

Related Transactions Approval Process

Our Audit Committee generally approves in advance any transactions with related persons pursuant to our written related person transaction approval policy. Our policy requires that the committee review the material facts of any transaction that could potentially qualify as a “related person transaction” as defined in applicable SEC rules and either approve or disapprove of our entry into the transaction. If advance committee approval is not feasible, the related person transaction is considered, and if the committee determines it to be appropriate, ratified at the committee’s next regularly scheduled meeting. In determining whether to approve or ratify a transaction, the Audit Committee takes into account, among other factors it deems to be appropriate, whether the transaction is on terms no less favorable than terms generally available to an unaffiliated person under the same or similar circumstances and the extent of the related person’s direct or interest in the transaction.

In addition, the committee has delegated to the chairman of the Audit Committee the authority to pre-approve or ratify any related person transaction in which the aggregate amount is expected to be less than $1.0 million. In connection with each regularly scheduled meeting of the Audit Committee, a summary of each new related person transaction so pre-approved must be provided to the committee for its review. No director who is a related person in a transaction may participate in any discussion or approval of the transaction, other than provided material information concerning the transaction. If a related person transaction is on-going, the Audit Committee may establish guidelines for management to follow in its ongoing dealings with the related person. Thereafter, the committee reviews and assesses ongoing relationships with the related person annually to see that they are in compliance with the committee’s guidelines and are appropriate.

Each of the following related transactions was entered into prior to the time our stock was traded on the Nasdaq market and none of them were approved by the Audit Committee or the chairman of the Audit Committee under the procedures outlined above.

Shareholders’ Agreement

We and certain of our stockholders, including FP-McCartney L.L.C. (“Francisco Partners”), Citigroup Venture Capital Equity Partners, L.P. and its related entities (collectively “CVC”) and Nippon Mining Holdings, Inc. (“Nippon Mining”), each of which beneficially owns more than 5% of our outstanding common stock, are parties to an amended and restated shareholders’ agreement that covers matters of corporate governance, among other things. This agreement originated at the time Francisco Partners and Court Square invested in our Company and was amended and restated at the time of our initial public offering in 2003. The shareholders’ agreement, as amended effective at the 2006 Annual Meeting, provides that our Board of Directors will consist of eight members, including three designees of Francisco Partners (one of whom shall be independent), three designees of CVC (one of whom shall be independent), our Chief Executive Officer, and one independent director chosen by Francisco Partners, CVC and our Chief Executive Officer voting as a group. Each of Francisco Partners and CVC has permitted one of the positions it has the right to designate to be filled by an independent director that it did not select. In addition, Francisco Partners, CVC and our Chief Executive Officer have permitted the position they have the right to designate as a group to be filled by an independent director not selected by them.

The rights of designation with respect to each of Francisco Partners and CVC will be reduced to one director when its respective beneficial ownership falls below 10 percent of the beneficial ownership of all stockholders party to the agreement and will expire when its respective beneficial ownership falls below five percent of the beneficial ownership of all stockholders party to the agreement. In addition, Francisco Partners and CVC together have the right to place their board designees on committees created by the Board such that together these designees constitute a majority of each committee.

The Board of Directors may not take certain significant actions without the approval of the board designees of each of Francisco Partners and CVC. These actions include: mergers, acquisitions or sales of assets; the declaration of dividends or other distributions; any liquidation, dissolution or bankruptcy; any incurrence or refinancing of indebtedness in excess of $10.0 million; issuances of securities; appointment, dismissal and compensation and benefits for our Chief Executive Officer and Chief Financial Officer; approval of our business plan, budget and strategy; amendments to the shareholders’ agreement and our certificate of incorporation and bylaws; and any increase or decrease in the number of directors that comprise the Board of Directors.

The agreement also covers restrictions on transfer of our securities, tag-along rights, rights to compel a sale of securities, registration rights and information rights.

In February 2007, pursuant to the registration rights under the shareholders agreement, Francisco Partners and CVC caused us to prepare and file with the SEC a registration statement on Form S-3 in connection with an underwritten offering of shares by these shareholders, with respect to which we will pay all expenses. We estimate the expense associated with this registration to be approximately $857,000. As managing partners of Francisco Partners, two of our directors, Dipanjan Deb and David Stanton, each has a material indirect interest in this transaction.

Advisory Agreements

We are party to advisory agreements with each of Francisco Partners and CVC pursuant to which each may provide financial advisory and consulting services to us. Since 2003 we have neither paid any fees nor recorded any expenses related to these agreements. For 2003, we recorded expenses totaling $1.5 million related to these agreements. Each advisory agreement was amended at the time of our initial public offering in 2003 and annual advisory fees payable under these agreements ceased. We paid our advisors an aggregate one-time fee of $8.5 million at the time of the amendment for investment banking and financial advisory services. We may in the future engage the advisory services of Francisco Partners and CVC under these agreements but Francisco Partners and CVC are not required to provide such services and there are no future annual advisory fees contemplated by these agreements.

Each advisory agreement has an initial term of ten years, ending on December 20, 2010 and will automatically extend on a year-to-year basis thereafter unless it is terminated by Francisco Partners, CVC or us upon written notice 90 days prior to the expiration of the initial term or any extension. Each advisory agreement includes customary indemnification provisions in favor of each of CVC and Francisco Partners.

Other Transactions

We are a “primary responsible party” to an environmental remediation and cleanup at our former corporate headquarters in Santa Clara, California. Costs incurred include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. We believe that the annual cost of operating the groundwater treatment system will be immaterial to our financial statements in 2006. Nippon Mining and its subsidiary agreed to indemnify us for any obligation relating to this environmental issue at the time of our recapitalization in 2000.

Item 14. Principal Accountant Fees and Services.

INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM FEES

The Audit Committee of the Board of Directors has selected Ernst & Young LLP as our independent registered public accounting firm for the fiscal year ending December 31, 2007. The following table presents the fees billed for services rendered by Ernst & Young LLP for the fiscal years ended December 31, 2006 and December 31, 2005:

	2006	2005
Audit Fees	$1,768,627	$1,724,504
Audit-Related Fees(1)	52,347	20,256
Tax Fees(2)	293,453	374,138
All Other Fees(3)	—	—

Total Fees	$2,114,427	$2,118,898

(1)	These are fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements that are not reported under “audit fees.” These services include audits of employee benefit plans and miscellaneous accounting and internal control related consultations. In 2006, these services included accounting consultations regarding our adoption of SFAS No. 123R, “Share Based Payment” and implementation of International Financial Reporting Standards for one of our foreign subsidiaries. In 2005, these services included accounting consultations relating to the tender offer for our senior subordinated notes and ongoing discussions involving a previous quality issue with one of our customers.
(2)	These are fees for professional services related to U.S. and international tax filings and tax planning and advice. In 2006, the fees include professional services related to the review of our foreign tax provisions and transfer pricing arrangements. In 2005, the fees include professional services related to our acquisition of substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA, Inc.
(3)	These are fees for other services that do not meet the above category descriptions.

The Audit Committee has adopted a pre-approval policy and procedures for all audit, audit-related and permitted non-audit services performed by the independent registered public accounting firm. The Audit Committee has authorized Mr. Slade to approve non-audit services engagements relating to specific services to be performed by the independent registered public accounting firm, including for tax filings, tax planning, expatriate compliance, customs, and mergers and acquisitions that arise between scheduled committee meetings, up to a maximum dollar value in each instance. The Audit Committee reviews and approves each of these engagements at its next scheduled meeting and reviews and pre-approves any other audit, audit-related and permitted non-audit services to be performed by the independent registered public accounting firm.

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
David A. Henry
Chief Financial Officer
Date: March 16, 2007

Exhibit Index

Exhibit No.	Document
3.1	Amended and Restated Certificate of Incorporation of AMIS Holdings, Inc., as amended (3)

3.2	Amended and Restated By-Laws of AMIS Holdings, Inc. (19)

4.1	Indenture dated as of January 29, 2003 among AMI Semiconductor, Inc., AMIS Holdings, Inc., AMI Acquisition LLC, AMI Acquisition II LLC and J.P. Morgan Trust Company, N.A. (1)

4.2	Form of Certificate of Common Stock, par value $0.01 per share, of AMIS Holdings, Inc. (2)

10.1	Credit Agreement dated as of December 21, 2000 among the Company, AMIS Holdings, Inc. (formerly named AMI Holdings, Inc.), the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the “Credit Agreement”) (3)

10.2	Global Assignment and Acceptance and Amendment dated as of February 20, 2001 relating to the Credit Agreement (3)

10.3	Amendment No. 2, Waiver and Agreement dated as of February 6, 2002, relating to the Credit Agreement (3)

10.4	Amendment No. 3, Consent, Wavier and Agreement dated as of May 2, 2002, relating to the Credit Agreement (3)

10.5	Amendment No. 4, Waiver and Agreement dated as of September 6, 2002, relating to the Credit Agreement (3)

10.6	Summary of Director Compensation (16)

*10.7	Amended and Restated Employment Agreement dated as of August 15, 2001 by and between AMIS Holdings, Inc. and Christine King (13)

10.8	First Amended and Restated Shareholders’ Agreement among AMIS Holdings, Inc. and the holders named therein (4)

10.9	Supply Agreement between STMicroelectronics, NV and AMI Semiconductor Belgium BVBA dated June 26, 2002 (8)

10.10	Form of warrant held by Merchant Capital, Inc. to purchase shares of common stock of AMIS Holdings, Inc. (8)

10.11	Form of warrant held by Nippon Mining Holdings, Inc. (formerly Japan Energy Electronic Materials, Inc.) to purchase shares of common stock of AMIS Holdings, Inc. (8)

10.12	Agreement dated May 8, 2002 between AMI Semiconductor Belgium BVBA, AMI Semiconductor, Inc. and STMicroelectronics NV for the acquisition of the business of the Mixed Signal Division of Alcatel Microelectronics (8)

10.13	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco Inc. and Francisco Partners GP, LLC (8)

10.14	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco, Inc. and TBW LLC (8)

*10.15	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (12)

10.16	Form of Indemnification Agreement for directors and executive officers of AMIS Holdings, Inc. (13)

*10.17	Appendix to the Minutes of the General Shareholders’ Meeting regarding the Appointment of Mr. Walter Mattheus in the Office of Compensated Director of AMI Semiconductor Belgium BVBA dated June 26, 2002 (8)

10.18	Assignment and Assumption Agreement dated June 26, 2002 between STMicroelectronics NV and AMI Semiconductor, Inc.; Assignment and Assumption Agreement dated June 26, 2002 between Alcatel Microelectronics NV and AMI Semiconductor, Inc. (14)

*10.19	Amended and Restated AMIS Holdings, Inc. 2003 Employee Stock Purchase Plan (15)

10.20	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.21 (13)

10.21	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.22 (13)

10.22	Asset Purchase Agreement dated September 9, 2004 among AMI Semiconductor, Inc., Emma Mixed Signal C.V., AMI Semiconductor Canada Company, AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein (5)

10.23	Share Purchase Agreement dated September 9, 2004 among AMI Semiconductor Netherlands B.V., AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein (5)

*10.24	Key Manager Incentive Plan for 2006 (16)

*10.25	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option) (6)

*10.26	Key Manager Incentive Plan for 2004, as amended (16)

*10.27	Key Manager Incentive Plan for 2005 (7)

10.28	Amendment No. 1 to the First Amended and Restated Shareholders’ Agreement (15)

10.29	Contract of Lease, as amended (15)

10.30	Memorandum of Agreement, as amended (15)

*10.31	Terms of Compensation Arrangement with Jon Stoner (20)

*10.32	Employment Agreement dated as of July 26, 2005 by and between AMIS Holdings, Inc. and Christine King (9)

*10.33	Terms of Compensation Arrangement with Charlie Lesko (20)

*10.34	Terms of Compensation Arrangement with David Henry (20)

10.35	Credit Agreement dated as of April 1, 2005, among AMIS Holdings, Inc., AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation as Collateral Agent and Administrative Agent (10)

10.36	Asset Purchase Agreement dated as of September 9, 2005, between AMI Semiconductor, Inc. Emma Mixed Signal C.V., AMI Semiconductor Israel Ltd., AMIS Holdings, Inc. and Flextronics Semiconductor, Inc., Flextronics International USA, Inc., Flextronics Semiconductor Ltd. (UK), Flextronics Semiconductor Ltd., Peripheral Imaging Corporation, KMOS Semiconductor, Inc., and Flextronics Semiconductor Design, Inc. (11)

10.37	Amendment No. 1 Consent, Waiver and Agreement dated August 19, 2005, to the Credit Agreement dated as of April 1, 2005 (11)

10.38	Agreement in Principle (16)

10.39	Schneider Settlement Agreement and Mutual Release (17)

*10.40	Summary of Compensation Arrangement with Ted Tewksbury (18)

10.41	Letter of Intent to Acquire 6T Memory Business of NanoAmp Solutions, Inc. (18)

10.42	Asset Purchase Agreement between AMI Semiconductor, Inc. and NanoAmp Solutions, Inc. dated September 8, 2006 (18)

*10.43	Form of US Restricted Stock Unit Agreement (18)

*10.44	Form of Change of Control Agreement (18)

10.45	Amendment No. 2 to the First Amended and Restated Shareholders’ Agreement (20)

*10.46	Key Manager Incentive Plan for 2007 (20)

21.1	Direct and Indirect Subsidiaries of AMIS Holdings, Inc. (20)

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm (20)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer (20)

32.2	Section 1350 Certification of Chief Financial Officer (20)

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the exhibits to our registration statement on Form S-4 (No. 333-103070) filed on February 10, 2003.
(2)	Incorporated by reference to the exhibits to our registration statement on Form S-1/A (No. 333-108028) filed on September 22, 2003.
(3)	Incorporated by reference to the exhibits to our registration statement on Form S-4/A (No. 333-103070) filed on May 13, 2003.
(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2003.
(5)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 25, 2004.

(6)	Incorporated by reference to the exhibits to our current report on Form 8-K dated October 1, 2004, filed on February 7, 2005.
(7)	Incorporated by reference to the exhibit to our current report on Form 8-K dated February 16, 2005 filed on February 22, 2005.
(8)	Incorporated by reference to the exhibits to the registration statement on Form S-4/A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 2, 2003.
(9)	Incorporated by reference to the exhibits to our current report on Form 8-K dated July 26, 2005, filed on August 1, 2005.
(10)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended April 2, 2005.
(11)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended October 1, 2005.
(12)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 27, 2003).
(13)	Incorporated by reference to the exhibits to our registration statement on Form S-1/A (No. 333-108028) filed on September 18, 2003.
(14)	Incorporated by reference to the exhibits to the registration statement on Form S-4/A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 13, 2003.
(15)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2004.
(16)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2005.
(17)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended April 1, 2006.
(18)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 30, 2006.
(19)	Incorporated by reference to the exhibits to our current report on Form 8-K dated April 10, 2006, filed on April 14, 2006.
(20)	Previously filed with our annual report on Form 10-K for the year ended December 31, 2007 filed on February 28, 2007.