Form 10-Q
period 2007-03-31
AMIS HOLDINGS INC
filed 2007-05-03
CIK 1161963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate the number of shares of the registrant’s common stock outstanding as of April 27, 2007 was 88,639,982.

AMIS Holdings, Inc.

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the failure to properly execute on anticipated restructuring plans, the failure to properly and efficiently operate our manufacturing facilities and to take the actions necessary to increase our gross margins and avoid manufacturing defects and unnecessary scrap, our ability to manage the availability, capacity and quality of our subcontractors, manufacturing underutilization, changes in the conditions affecting our target markets, fluctuations in customer demand, timing and success of new products, competitive conditions in the semiconductor industry, failure to maintain and improve the quality and effectiveness of our internal controls over financial reporting, failure to properly operate our manufacturing facilities so as to avoid manufacturing defects and unnecessary scrap, failure to successfully integrate the Flextronics, Starkey and NanoAmp Solutions businesses, loss of key personnel, general economic and political uncertainty, conditions in the semiconductor industry, the other factors identified under “Factors that May Affect Our Business and Future Results” in Item 1A “Risk Factors” in this quarterly report on Form 10-Q and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Unaudited)	December 31, 2006
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$79.6	$77.1
Accounts receivable, net	106.6	110.1
Inventories	82.8	77.5
Deferred tax assets	4.4	3.9
Prepaid expenses	15.9	17.0
Other current assets	11.8	15.3

Total current assets	301.1	300.9

Property, plant and equipment, net	215.4	215.9
Goodwill, net	89.8	89.1
Other intangibles, net	96.1	100.6
Deferred tax assets	64.2	61.3
Other long-term assets	24.4	23.4

Total assets	$791.0	$791.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.8	$2.8
Accounts payable	49.5	56.5
Accrued expenses and other current liabilities	52.9	58.4
Foreign deferred tax liability	0.9	2.3
Income taxes payable	3.6	1.7

Total current liabilities	109.7	121.7

Long-term debt, less current portion	276.1	276.8
Other long-term liabilities	11.4	10.0

Total liabilities	397.2	408.5

Stockholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	557.2	553.6
Accumulated deficit	(207.3)	(211.5)
Accumulated other comprehensive income and other	43.0	39.7

Total stockholders’ equity	393.8	382.7

Total liabilities and stockholders’ equity	$791.0	$791.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended:
	March 31, 2007	April 1, 2006
	(In millions, except per share data)
Revenue	$150.4	$138.6
Cost of revenue	82.6	75.6

	67.8	63.0

Operating expenses:
Research and development	26.2	24.1
Selling, general and administrative	21.4	19.8
Amortization of acquisition-related intangible assets	5.0	4.1
Restructuring and impairment charges	6.1	2.1

	58.7	50.1

Operating income	9.1	12.9

Other income (expense):
Interest income	0.7	0.7
Interest expense	(5.0)	(5.0)
Other income (expense), net	(1.3)	0.1

	(5.6)	(4.2)

Income before income taxes	3.5	8.7
Provision for (benefit from) income taxes	(1.6)	0.2

Net income	$5.1	$8.5

Basic net income per share	$0.06	$0.10

Diluted net income per share	$0.06	$0.10

Weighted average number of shares used in calculating basic net income per share	88.4	86.7

Weighted average number of shares used in calculating diluted net income per share	89.6	89.1

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended:
	March 31, 2007	April 1, 2006
	(In millions, except per share data)
Cash flows from operating activities
Net income	$5.1	$8.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.1	16.4
Amortization of deferred financing costs	0.2	0.2
Share-based compensation expense	1.4	1.8
Restructuring charges, net of cash expended	1.8	—
Impairment of equipment	0.2	—
Benefit from deferred income taxes	(4.3)	(2.0)
Loss on retirement of property, plant and equipment	0.6	0.1
Changes in operating assets and liabilities:
Accounts receivable	4.1	(0.6)
Inventories	(5.0)	(6.7)
Prepaid expenses and other assets	4.2	1.5
Accounts payable	(7.9)	(5.3)
Accrued expenses and other liabilities	(3.9)	(1.4)

Net cash provided by operating activities	13.6	12.5
Cash flows from investing activities
Purchases of property, plant and equipment	(10.9)	(7.8)
Changes in restricted cash	0.2	—
Changes in other assets	(2.0)	—

Net cash used in investing activities	(12.7)	(7.8)
Cash flows from financing activities
Payments on long-term debt	(0.7)	(0.8)
Proceeds from exercise of stock options for common stock and employee stock purchase plan	2.0	1.3

Net cash provided by financing activities	1.3	0.5
Effect of exchange rate changes on cash and cash equivalents	0.3	1.0

Net increase in cash and cash equivalents	2.5	6.2
Cash and cash equivalents at beginning of year	77.1	96.7

Cash and cash equivalents at end of period	$79.6	$102.9

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1: Basis of Presentation and Significant Accounting Policies

The financial statements have been prepared on a consolidated basis in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of AMIS Holdings, Inc. (the “Company”) and its wholly and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

In the opinion of management of the Company, the accompanying unaudited condensed consolidated financial statements contain all adjustments (consisting of normal recurring adjustments) necessary to present fairly the financial information included therein. This financial data should be read in conjunction with the audited consolidated financial statements and related notes thereto for the year ended December 31, 2006, contained in the Company’s Annual Report on Form 10-K.

On March 22, 2007, a registration statement filed by the Company was declared effective pursuant to which certain shareholders, including affiliates of Francisco Partners and Citicorp Venture Capital (CVC) Equity Partners, offered 17.0 million shares of common stock. The selling shareholders granted an option to purchase up to 2.55 million additional shares of common stock to the underwriters of the offering to cover over-allotments. The offering price was $10.75 per share. Francisco Partners and CVC sold 19,188,002 shares pursuant to the underwritten offering. The Company did not receive any proceeds from the offering. The expense associated with this registration was approximately $0.8 million.

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

As of January 1, 2007, gains and losses from foreign currency transactions, such as those resulting from the settlement of transactions that are denominated in a currency other than a subsidiary’s functional currency, are included in other income (expense).

Recent Accounting Pronouncements

In February 2007, the FASB Issued Statement of Financial Accounting Standards (SFAS) No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115." This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, this guidance will have on our results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, this guidance will have on our results of operations or financial position.

Note 2: Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004) which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company incurred a total of $1.7 million for share-based compensation expense for the three-month period ended March 31, 2007 and $0.2 million of total share-based compensation was capitalized as inventory. As of March 31, 2007, the total compensation cost related to unvested share-based awards granted to employees under our stock option plans but not yet recognized was approximately $11.7 million, net of estimated forfeitures of $4.5 million. There was approximately $4.0 million of total unrecognized compensation cost related to the Restricted Stock Units (RSUs), net of estimated forfeitures of $0.6 million. The total unrecognized compensation expense related to the employee stock purchase plan was immaterial to the consolidated financial statements.

Note 3: Inventories

Inventories consist of the following (in millions):

	March 31, 2007	December 31, 2006
Raw materials	$6.2	$5.8
Work-in-process	48.6	44.5
Finished goods	28.0	27.2

	$82.8	$77.5

Note 4: Net Income per Share

Basic net income per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the effect of common stock equivalents, consisting of stock options, RSUs and warrants, if the effect of their inclusion is dilutive.

The following table sets forth the computation of basic and diluted net income per share (in millions):

	Three Months Ended:
	March 31, 2007	April 1, 2006
Numerator (Basic and Diluted):
Net income	$5.1	$8.5
Denominator:
Weighted average shares outstanding-basic	88.4	86.7
Stock options, RSUs and warrants (treasury stock method)	1.2	2.4

Weighted average shares outstanding-diluted	89.6	89.1

Options to purchase 7.2 million and 5.5 million shares of common stock and warrants to purchase 4.6 million shares of common stock were outstanding at March 31, 2007, and April 1, 2006, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

For the quarter ended March 31, 2007, upon exercise of stock options and the issuance of shares under the employee stock purchase plan, 0.3 million and 0.1 million shares of common stock were issued, respectively.

Note 5: Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on management’s analysis of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on projections of taxable income for the remainder of 2007 and for future periods, during the three-month period ended March 31, 2007, the Company reversed approximately $1.6 million of the valuation allowance. Management’s analysis of future taxable income is subject to a wide range of variables, many of which involve estimates, and therefore, the Company’s deferred tax asset may not be ultimately realized in full.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (FIN 48) on January 1, 2007. FIN 48 clarifies the accounting and financial reporting for uncertainties in income taxes. This Interpretation prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for uncertain tax positions, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

As of January 1, 2007, the Company has recognized a total liability relating to uncertain tax positions of $5.2 million. For the quarter ending March 31, 2007, the Company recognized increases in the total liability for uncertain international tax positions of $0.4 million. The total amount of these unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate. The Company reclassified $5.6 million and $4.3 million of this liability as of March 31, 2007 and December 31, 2006 respectively from long-term assets to other long-term liabilities in the Consolidated Balance Sheet. Consistent with the provisions of FIN 48, the amounts are classified as long-term because payment of cash is not anticipated within one year of the balance sheet date.

The Company accrues interest and penalties related to the liability for uncertain tax positions in income tax expense and the related liability is included in other long-term liabilities on the Consolidated Balance Sheet. As of January 1, 2007, the Company had recognized interest and penalties of $0.8 million. There have been no material changes in interest and penalties for the quarter ending March 31, 2007.

The Company expects to recognize a net increase in its liability for uncertain tax positions within the twelve months following January 1, 2007 of approximately $0.9 million relating to uncertain international tax positions taken in prior years.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. Major tax jurisdictions include the U.S. and Belgium. All years from 2004 to the current year remain open and subject to examination in both jurisdictions.

Note 6: Long-Term Debt

The Company and AMI Semiconductor, Inc., its wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan and a revolving credit facility.

The senior credit facilities consist of a senior secured term loan of $320.0 million and a $90.0 million revolving credit facility. The term loan requires principal payments of $0.7 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on March 31, 2007 was 6.8%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. The balance outstanding of the senior secured term loan at March 31, 2007 was $278.9 million and no amount was outstanding under the revolving credit facility as of March 31, 2007.

During March 2007 AMI Semiconductor, Inc. amended the senior secured term loan and revolving credit facility to amend the general corporate purposes use of proceeds definition to allow up to $50.0 million for stock buybacks under the revolving credit facility and for dividends and stock buybacks under the senior secured term loan, to provide for an uncommitted incremental term loan where AMI Semiconductor, Inc. is entitled to incur additional term loans up to $150.0 million and other modifications. The facilities require the Company to maintain a minimum consolidated interest coverage ratio and a maximum leverage ratio and contains certain other nonfinancial covenants, all as defined within the credit agreement. The Company was in compliance with these covenants as of March 31, 2007.

During January 2005 one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA, obtained a letter of credit in association with the relocation to a new facility in the Philippines. The letter of credit is for $6.0 million, of which $3.0 million was collateralized with a cash deposit recorded as restricted cash. The face value of the letter of credit decreases every six months beginning June 30, 2006, by $0.2 million for 15 years and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The cash deposit of $3.0 million has been reduced by $0.4 million and amounts to $2.6 million as of March 31, 2007, which is included in other current and long-term assets. The bank issuing the letter of credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA, as additional collateral, which had not been done as of March 31, 2007.

Note 7: Financial Instruments

The Company is exposed to various financial risks including foreign currency exchange rate, interest rate and securities price risks. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies.

As of March 31, 2007, the Company had a cash flow hedge in the form of a zero-cost foreign exchange collar contract, which ensures conversion of €4.5 million in the second quarter of 2007 at a rate of no less than $1.2900 and no more than $1.3475 per €1, should the weighted averages of euro translation fall outside of that range. As of March 31, 2007, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.

All derivative contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using zero-cost collar instruments to hedge anticipated Euro denominated net income. The collar contracts are in euros and normally have maturities that do not exceed 100 days.

Note 8: Comprehensive Income

	For the three months ended:
	March 31, 2007	April 1, 2006
	(in millions)
Net income	$5.1	$8.5
Unrealized gains related to changes in cumulative translation adjustment	3.3	6.4
Unrealized losses related to derivative activity	—	(0.2)

Comprehensive income	$8.4	$14.7

Note 9: Restructuring and Impairment Charges

In December of 2006, Management decided to dispose of certain testers that were no longer useful. The Company determined that the carrying values of the testers exceeded their fair values. Consequently, the Company recorded an impairment loss of $0.6 million, which represented the excess of the carrying values of the testers over their estimated fair values, less cost to sell. In the first quarter of 2007, the Company sold one of the testers for $0.5 million, recording an additional impairment loss of $0.1 million. The Company also recorded an additional impairment loss of $0.1 million for the remaining tester that is being held for sale. The impairment losses are recorded as part of the restructuring and impairment expense in the unaudited condensed consolidated statement of income. The carrying value of $0.5 million of the remaining tester that is held for sale is included in the property, plant and equipment line in the condensed consolidated balance sheet. However, this asset is no longer depreciated.

Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2007, 2006 and 2005, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations.

The 2007 restructuring plan involves a consolidation of design centers and a workforce reduction. It was entered into in order to reduce costs. This restructuring plan includes a workforce reduction of approximately 80-85 employees world-wide. As part of this reduction, the Company will be closing design centers in Eilat, Israel; Panningen, The Netherlands and Carlsbad, California. The

Company currently estimates the total expenses related to this plan to be approximately $6.0 to $7.0 million. Expenses recognized in the first quarter of 2007 were approximately $5.1 million, of which approximately $3.3 million has been paid. An accrual of approximately $1.8 million for additional severance and consolidation expenses has been included in the accompanying balance sheet as of March 31, 2007. The Company currently anticipates that all costs related to this plan will be incurred during 2007.

The 2006 restructuring plan involved the termination of certain management and other employees, as well as the potential closure of certain offices. This plan was entered into in order to realign the Company’s resources and locations. The original estimated expense of $1.0 million was decreased to $0.6 million during the third quarter of 2006 as there was no longer any intention to close any offices related to this plan. Terminations occurred across several departments within the Company. As of March 31, 2007, total expenses of approximately $0.6 million related to this plan have been recognized and paid. The Company does not expect any other material expense to be incurred in relation to this plan.

The 2005 consolidation plan involved the consolidation of the 4-inch fabrication facility in Belgium into the 6-inch fabrication facility in Belgium and the termination of certain employees. The objectives of the plan were to reduce manufacturing costs of the Company and ensure that the assets of the Company were being utilized effectively. The negotiations with the workers’ council are complete with respect to the severance package to be offered; however, the number of employees to be terminated is not yet fixed and is dependent upon future business needs. The Company currently estimates the costs related to one-time termination benefits to be approximately $9.2 million. Almost all of the employees to be terminated are located in the Belgian facility. Expenses recognized in the first quarter of 2007 were approximately $0.8 million. Total expenses to date related to this plan were approximately $11.3 million, net of approximately $1.0 million of expenses related to this plan that were reversed in 2006 and 2007. Approximately $8.2 million has been paid. An accrual of approximately $3.1 million for additional severance and consolidation expenses has been included in the accompanying balance sheet as of March 31, 2007. Additional expenses expected to be incurred relating to this plan primarily relate to qualification of products in the 6-inch fabrication facility, equipment relocation costs, and decommissioning and decontamination of the 4-inch fabrication facility. In the aggregate, total expense related to this restructuring plan is expected to be in the range of approximately $20.0 million to $23.0 million, which will be recorded in 2007 and the first half of 2008. This plan is expected to be completed during the first half of 2008.

Following is a summary of the restructuring accrual relating to the 2007, 2006, and 2005 plans (in millions):

	Severance Costs	Facility Relocation Costs	Total
Balance at December 31, 2006	$3.3	$0.5	$3.8
Expensed in 2007	5.1	1.1	6.2
Reversed in 2007	(0.3)	—	(0.3)
Paid in 2007	(3.7)	(1.1)	(4.8)

Balance at March 31, 2007	$4.4	$0.5	$4.9

Note 10: Defined Benefit Plan

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

Certain Belgian employees are eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The amount of net periodic benefit cost recognized is as follows (in millions):

	For the three months ended:
	March 31, 2007	April 1, 2006
Service cost	$0.6	$0.5
Interest cost	0.3	0.3
Expected return on plan assets	(0.6)	(0.5)

Net period benefit cost	$0.3	$0.3

Employees in certain of the Company’s overseas subsidiaries are covered by other contributory defined benefit plans. Total benefit obligations under these plans and contributions to these plans are also not material to the consolidated financial statements.

Note 11: Segment Reporting

The Company has two reportable segments: Integrated Mixed-Signal Products and Structured Digital Products. Each segment is composed of product families with similar technological requirements.

Information about segments (in millions):

	Integrated Mixed-Signal Products	Structured Digital Products	Total
Three months ended March 31, 2007
Net revenue from external customers	$121.3	$29.1	$150.4
Segment operating income	$14.2	$2.7	$16.9
Three months ended April 1, 2006
Net revenue from external customers	$105.5	$33.1	$138.6
Segment operating income	$10.4	$6.4	$16.8

Reconciliation of segment information to consolidated financial statements (in millions):

	Three Months Ended:
	March 31, 2007	April 1, 2006
Total operating income for reportable segments	$16.9	$16.8
Unallocated amounts:

Share-based compensation expense	(1.7)	(1.8)
Restructuring charges	(6.1)	(2.1)

Operating income	$9.1	$12.9

Note 12: Acquisitions

In 2005 and 2006, the Company acquired the semiconductor business of Flextronics, Inc., Starkey Laboratories’ Colorado design center and the ultra low power SRAM business of Nanoamp Solutions, Inc. as described in more detail in the Company's 2006 annual report on Form 10-K. In the quarter ended March 31, 2007, the Company adjusted the purchase price allocation for certain of the acquisitions by an immaterial amount due to a release of a severance accrual, resulting in a corresponding change in goodwill.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Factors That May Affect Our Business and Future Results” in Part II, Item 1A “Risk Factors” in this quarterly report on Form 10-Q for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the Company” refer to AMIS Holdings, Inc., and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly-owned subsidiary of the Company.

Overview

We are a leader in the design and manufacture of customer-specific mixed-signal semiconductor products. We focus on the automotive, medical, industrial, communications, military and aerospace markets where there is a significant need for electronic products to interact with the real world through analog signals, such as light, heat, pressure, power and radio waves. These analog signals are captured, processed, controlled and converted into digital signals by mixed-signal semiconductors provided by us. Our integrated mixed-signal products combine analog and digital circuitry on a single integrated circuit, or IC, to perform functions that range from monitoring of human heart rates to determining air pressure in a tire.

We provide complete solutions to our customers through both custom and application-specific standard products and manufacturing services. Among our core technical capabilities are our ability to integrate computing, accurate sensing and high voltage control capabilities in semiconductors that can operate in rugged high voltage or high temperature environments, our low power digital signal processors and our market leading structured digital conversion platforms for field programmable gate arrays, or FPGAs, to application-specific integrated circuits conversions.

We work closely with our customers, and we have been supplying many of our customers for over ten years. Our current customers include industry leaders such as Alcatel, General Electric, Hella, Hewlett Packard, Medtronic and Siemens. We believe we are the sole-source provider for the majority of our integrated mixed-signal products, and due to the nature of our products and the markets we serve, we estimate our average product life to be eight to ten years. We have been leveraging our end market expertise and intellectual property to increase the share of our revenue that is derived from application-specific standard products in order to broaden our offering to customers and to improve returns on our research and development investment.

When evaluating our business, we generally look at financial measures, such as revenue, gross margins and operating margins. We also use internal tracking measures, such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity was strong in the first quarter of 2007. Three-year forecasted revenue for design wins was a record high and design wins increased 37% in the first quarter of 2007 over the fourth quarter of 2006. Capacity utilization was 81% in the first quarter of 2007, compared to 76% in the fourth quarter of 2006. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Our gross margins increased in the first quarter of 2007 from the fourth quarter of 2006 due to product mix and operational improvements. Gross margins could be negatively affected in the future if capacity utilization were to decline. Other key metrics we use to analyze our business include days sales outstanding (DSO) and days of inventory. DSO remained flat quarter on quarter at 64 days in the first quarter of 2007. Days of inventory increased to 100 in the first quarter of 2007, up 12 days sequentially, due to increased inventory on lower revenue and related costs.

In July 2006, we purchased certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado, for approximately $6.0 million in cash. This design center designs specialized, low power audiology integrated circuits used in Starkey’s hearing aids. Results of operations for 2007 include this business. Results of operations for 2006 include this business from the date of acquisition.

In September 2006, we acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc., for approximately $21.0 million in cash. NanoAmp Solutions specializes in low-voltage and ULP memory and ASIC solutions for the wireless communication, industrial, medical and networking market segments. Results of operations for 2007 include this business. Results of operations for 2006 include this business from the date of acquisition.

Results of Operations

Three-month period ended March 31, 2007 compared to the three-month period ended April 1, 2006

Revenue

Revenue in the first quarter of 2007 increased 9% to $150.4 million from $138.6 million for the first quarter of 2006. The increase in revenue was due in part to the Starkey and NanoAmp Solutions acquisitions which increased revenue by $2.0 million in the first quarter of 2007. Organic revenue in the first quarter of 2007 increased 7% compared to the same period in 2006. The organic increase for the first quarter of 2007 was driven primarily by higher revenues in our target markets of automotive, military and aerospace, and medical.

Revenue from integrated mixed-signal products for the first quarter of 2007 increased 15% to $121.3 million from $105.5 million in the first quarter of 2006. The increase for the first quarter of 2007 was driven primarily by higher revenue in our target markets of automotive, medical, and industrial. The first quarter of 2007 includes incremental revenues of $2.0 million from the Starkey and NanoAmp acquisitions. During the first quarter of 2007, integrated mixed-signal saw an increase in average selling prices but a decrease in unit volumes sold compared to the first quarter of 2006.

Structured digital products revenue in the first quarter of 2007 decreased 12% to $29.1 million from $33.1 million in the first quarter of 2006 driven primarily by lower revenue in the communications market. For the first quarter of 2007, this segment saw an increase in average selling prices but a decrease in unit volumes sold compared to the first quarter of 2006.

The following table represents our regional revenue:

	Three Months Ended:
	March 31, 2007	April 1, 2006
Americas	40.5%	40.1%
Europe	36.3%	35.9%
Asia	23.2%	24.0%

	100.0%	100.0%

Gross Profit

Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit was $67.8 million, or 45.1% of revenue, in the first quarter of 2007 compared to $63.0 million, or 45.5% of revenue, in the first quarter of 2006. The decrease in gross profit margin was primarily due to an unfavorable product mix, partially offset with the benefits from operational improvements, both in our fabs and our test operations and higher development margin.

Operating Expenses

Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses were $26.2 million, or 17.4% of revenue, in the first quarter of 2007 compared to $24.1 million, or 17.4% of revenue, in the first quarter of 2006. The increase in research and development expense was due primarily to the incremental expense from our acquisitions and higher costs in support of our business growth.

Selling, general and administrative expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel, advertising and communication costs, salaries of our administrative staff, and professional and advisory fees. Selling, general and administrative expenses were $21.4 million, or 14.2% of revenue, in the first quarter of 2007, compared to $19.8 million, or 14.3% of revenue in the first quarter of 2006. The increase was primarily due to a bad debt expense of $1.1 million recorded in the first quarter of 2007 due to severe financial difficulties at our major distributor and the incremental expense from our acquisitions.

Amortization of acquisition-related intangible assets increased to $5.0 million in the first quarter of 2007 compared with $4.1 million in the first quarter of 2006. The increase was due to higher amortization expense related to intangible assets associated with our acquisitions.

We recorded $6.1 million in restructuring and impairment charges in the first quarter of 2007 compared to $2.1 million in the first quarter of 2006. The amounts charged in the first quarter of 2007 relate primarily to severance and other costs as part of our 2007 restructuring plan and the consolidation of our Fab 1 into our Fab 2 facility in Belgium. The amounts recorded in the first quarter of 2006 related to our 2006 restructuring plan, the consolidation of our Fab 1 into our Fab 2 facility in Belgium and the relocation of our Philippines facility, combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. Refer to footnote 9 to the condensed consolidated financial statements for additional information.

Operating Income

Operating income decreased to $9.1 million, or 6.1% of revenue, in the first quarter of 2007 compared with $12.9 million, or 9.3% of revenue, in the first quarter of 2006. The decrease was primarily due to higher operating expenses, including higher restructuring charges. Following is a discussion of operating income by segment.

Integrated mixed-signal products operating income was $14.2 million, or 11.7% of segment revenue, in the first quarter of 2007 compared to $10.4 million, or 9.9% of segment revenue, in the first quarter of 2006. The increase in operating income was primarily attributable to higher revenues and improved gross margin, offset by higher operating expenses.

Structured digital products operating income was $2.7 million, or 9.3% of segment revenue, in the first quarter of 2007, compared to $6.4 million or 19.3% of segment revenue, in the first quarter of 2006. The decrease in operating income was primarily due to lower revenues, lower gross margin and higher operating expenses.

Segment operating income excludes share based compensation expense as we do not allocate this expense to our segments for internal planning and reporting purposes.

Net Interest Expense

Net interest expense for the first quarter of 2007 and the first quarter of 2006 was $4.3 million. A lower debt balance was offset by higher interest rates.

Other Expense

Other expense was $1.3 million in the first quarter of 2007, compared to $0.1 million in the first quarter of 2006. This increase was primarily due to expenses recorded in relation to our secondary common stock offering in the first quarter of 2007 and foreign exchange losses. The Company received no proceeds from the secondary offering.

Income Taxes

There was an income tax benefit of $1.6 million in the first quarter of 2007 compared with an income tax expense of $0.2 million in the first quarter of 2006. The effective tax rate in the first quarter of 2007 was not meaningful, and 2.3% in the first quarter of 2006. The income tax benefit in the first quarter of 2007 was due, in part, to a reduction in our valuation allowance for deferred tax assets and research and development tax credits. A benefit for the research and development tax credit was not recorded in the first quarter of 2006 because the research and development credit under the Internal Revenue Code had not yet been extended. We also have income that is recognized in lower tax jurisdictions.

We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. Based on projections of taxable income for the remainder of 2007 and future periods, we reversed approximately $1.6 million of the valuation allowance during the first quarters of 2007 and 2006. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.

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

Our senior credit facilities consist of a $320.0 million senior secured term loan and a $90.0 million revolving credit facility. The outstanding balance of the term loan was $278.9 million as of March 31, 2007. The term loan requires principal payments of $0.7 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on March 31, 2007, was 6.8%, based on LIBOR +1.5%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

During March 2007, the Company amended the senior secured term loan and revolving credit facility to amend the general corporate purposes use of proceeds definition to allow up to $50.0 million for stock buybacks under the revolving credit facility and for dividends and stock buybacks under the senior secured term loan, to provide for an uncommitted incremental term loan where the Company is entitled to incur additional term loans up to $150.0 million and other modifications.

These credit facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. We were in compliance with these covenants as of March 31, 2007, and we anticipate continuing to be in compliance with these covenants in the remaining quarters of 2007.

We generated $13.6 million in cash from operating activities in the first quarter of 2007, compared to $12.5 million in cash from operating activities in the first quarter of 2006. The increase in operating cash flow was primarily due to less cash used for working capital.

Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first quarter of 2007 and 2006, we invested in capital equipment in the amounts of $10.9 million and $7.8 million, respectively. See “Capital Expenditures” below.

During the first quarter of 2007, we generated net cash from financing activities of $1.3 million and during the first quarter of 2006, we generated net cash from financing activities of $0.5 million , both due primarily to the issuance of common stock upon exercise of stock options, offset by payments on long-term debt.

Capital Expenditures

During the first quarter of 2007, we spent $10.9 million for capital expenditures, compared with $7.8 million in the first quarter of 2006. Capital expenditures for the first quarter of 2007 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Total capital expenditures for 2007 are expected to be approximately nine percent of revenue for the year. Our annual capital expenditures are limited by the terms of our senior credit facilities. We believe we have adequate capacity under our senior credit facilities to make planned capital expenditures.

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

Inventories

We generally initiate production of a majority of our semiconductors once we have received an order from a customer. Based on forecasted demand from specific customers or operational activities, we may build up inventories of finished goods in anticipation of subsequent purchase orders. We purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If inventory quantity exceeds forecasted/market demand, we may need to provide an allowance for excess or obsolete quantities. Forecasted demand is determined based on multiple factors including historical sales or inventory usage, expected future sales, other projections or the nature of the inventories. We also review other inventories for indicators of impairment and provide an allowance as deemed necessary.

We state inventories at the lower of cost (using the first-in, first-out method) or market. We determine the cost of inventory by adding an amount representative of manufacturing costs plus a burden rate for general manufacturing overhead to the inventory at major steps in the manufacturing process.

Property, Plant and Equipment and Intangible Assets

We regularly evaluate the carrying amounts of long-lived assets, including property, plant and equipment and intangible assets, as well as the related amortization periods, to determine whether adjustments to these amounts or to the useful lives are required based on current circumstances or events. The evaluation, which involves significant management judgment, is based on various analyses including cash flow and profitability projections. To the extent such projections indicate that future undiscounted cash flows are not sufficient to recover the carrying amounts of the related long-lived assets, the carrying amount of the underlying assets will be reduced, with the reduction charged to expense, so that the carrying amount is equal to fair value, primarily determined based on future discounted cash flows. To the extent such evaluation indicates that the useful lives of property, plant and equipment are different than originally estimated, the amount of future depreciation expense is modified such that the remaining net book value is depreciated over the revised remaining useful life.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and on the magnitude of any such impairment charge. To assist in the process of determining goodwill impairment, we may obtain appraisals from independent valuation firms. In addition to the use of independent valuation firms, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons of recent transactions. These approaches use significant estimates and assumptions including the amount and timing of projected future cash flows, discount rates reflecting the risk inherent in the future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to these comparables.

Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce our deferred tax asset to an amount we determine is more likely than not to be realized based on our analyses of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Our analyses of future taxable income are subject to a wide range of variables, many of which involve estimates, and therefore, our deferred tax asset may not be ultimately realized. Utilization of our net operating loss carryforwards may be subject to an annual limitation under the “change of ownership” provisions of the Internal Revenue Code.

We adopted the provisions of FASB Interpretation No. 48, (FIN 48) “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.9 million increase in total unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, we had total unrecognized tax benefits of $5.2 million. For the quarter ending March 31, 2007, we recognized increases in total unrecognized tax benefits of $0.4 million. We accrue interest and penalties related to unrecognized tax benefits in income tax expense and the related liability is included in the total liability for unrecognized tax benefits under FIN 48.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, this guidance will have on our results of operations or financial position.

Contractual Obligations and Contingent Liabilities and Commitments

As of March 31, 2007, other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments and the utilization of financial instruments discussed in Note 7, we have no off-balance sheet transactions. We are not a guarantor of any other entities’ debt or other financial obligations. There were no significant changes to our contractual obligations and contingent liabilities and commitments during the first quarter of 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

We have foreign currency exposure related to our operations in Belgium as well as other foreign locations. This foreign currency exposure, primarily related to Euro-denominated instruments, is due to potential fluctuations in our annual sales and operating costs denominated in foreign currencies as well as exposure arising from the translation or remeasurement of our foreign subsidiaries' financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in Euros and we have exposure related to sales and operating costs increasing or decreasing based on changes in euro currency exchange rates. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions pursuant to our policies. During March 2007, we entered into a foreign exchange collar contract, which ensures conversion of €4.5 million in the first quarter of 2007 at a rate of no less than $1.2900 and no more than $1.3475 per €1.

We also have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries' financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro, the Japanese yen and the Philippine peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of March 31, 2007, approximately 73% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of March 31, 2007, would cause a change in consolidated net assets of approximately $18.1 million, primarily due to euro denominated exposures.

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

Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $1.9 million in interest expense. We are also subject to interest rate risks on our current cash and cash equivalent balances. For example, if the interest rate on our interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.8 million during the first quarter of 2007. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our potential response to such hypothetical conditions. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at March 31, 2007, and April 1, 2006, consisted primarily of investments in money market funds.

Item 4:	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of March 31, 2007. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our success depends on effective and efficient utilization of our manufacturing capacity, without interruptions, defects, reduced yields, or unnecessary costs, and a failure in any of these areas could have a material adverse effect on our results of operations and financial condition.

The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled clean room environment, using complex machinery and processes and a wide range of parts and materials, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. In addition, any of these events could cause manufacturing defects in the integrated circuits we produce which may not be detected in our test processes. The interruption of manufacturing, including power interruptions, the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, or a significant level of manufacturing defects would adversely affect our business and our gross margins. In addition, we procure materials, equipment and components for our manufacturing operations from domestic and foreign sources and original equipment manufacturers. If we experience unforeseen price increases or have difficulty in supply due to an unforeseen catastrophe, worldwide shortage or other reason, our business and financial results would be adversely affected.

Other events may affect our ability to efficiently and properly operate our manufacturing facilities. For example, in 2005 we began relocating our test and sort operations to a new facility in the Philippines. This project was completed during the first quarter of 2006. This move was complicated by assembly constraints in late 2005 and early 2006, which, in combination with inefficiencies in our test operation, resulted in extended lead times and increased inventories. Therefore, our current efficiency is not optimum or at the level we have previously achieved. In addition, we are planning to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium during the first half of 2008. In connection with this closure, we will transfer the manufacture of some products to another of our fabrication facilities. If we experience delays or other technical or other problems during these moves, our costs, efficiencies and ability to deliver products to customers may be adversely affected and our results of operations could be adversely affected.

In addition to problems that may arise in the manufacturing processes and environment, another important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over-capacity, low levels of customer orders, operating inefficiencies, obsolescence, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. For example, the downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. Our capacity utilization increased in the first half of 2004 and then declined during the second half of 2004 and through 2005. We saw an increase in capacity utilization in the first six months of 2006, followed by a decline in the third and fourth quarters of 2006. While our capacity utilization increased in the first quarter of 2007, we do not know if this trend will continue. If a downward trend returns, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

We rely on successful performance by and relationships with wafer fabrication foundries and packaging and test subcontractors, which reliance could have a material adverse effect on our results of operations and financial condition.

We have formed arrangements with other wafer fabrication foundries with packaging and test subcontractors for various reasons. Our arrangements with other wafer foundries enable us to supplement capacity and gain access to more advanced digital process technologies. Our arrangements with packaging subcontractors are necessary because the packaging of integrated circuits involves a complex process requiring, among other things, a high degree of technical skill and advanced equipment which is not practical or cost-effective for us to perform ourselves. The testing of integrated circuits also a complex process requiring technical skill and advanced equipment. While we perform a substantial portion of testing in our facility located in the Philippines, we also subcontract a significant amount of testing to subcontractors to supplement our internal capabilities. Regardless of whether any or all of these subcontractors have contributed to a product, the orders and sales of the product are conducted through our company and under our logo. As a result, if one or more of our subcontractors experiences quality problems, capacity constraints, decreased yields, delivery delays, or raises prices significantly, we could face product liability claims, product shortages, decreased revenues or lose customers, which could adversely affect our operating results. For example, during the fourth quarter of 2005, our principal packaging subcontractor experienced capacity constraints, which affected our ability to ship products to customers during the quarter and negatively affected our revenues. We have taken steps to attempt to guarantee capacity in the future, which caused us to incur additional costs and reduced profit margins in 2006.

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

As of March 31, 2007, we held 108 U.S. patents and 100 foreign patents. We also had over 100 patent applications in progress. By the end of 2007, less than 2% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, by confidentiality agreements. We cannot assure you that these agreements will not be breached or that we will have adequate remedies for any breach.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. In January 2003, Ricoh Company, Ltd., filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case had been scheduled to go to trial in March 2007. However, the U.S. Patent and Trademark Office (PTO) issued a non-final office action rejecting all of the claims of the patent and gave Ricoh two months to respond. In December 2006, the court issued an order staying the case pending a final decision from the PTO on the validity of the claims stated in the patent at issue in this case.

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

The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. Our business was affected by this downturn. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004 and remained sluggish throughout 2005. This resulted in lower revenue in 2005 as compared to 2004. While bookings and backlog increased during the first nine months of 2006, our bookings and backlog decreased in the fourth quarter of 2006. In the first quarter of 2007, bookings and backlog increased. We cannot predict whether this will continue or to what extent business conditions will change in the future. If the soft bookings environment returns for an extended period, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders or increase in expenses.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements based on our estimates of customer requirements and expenses. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers' demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. We experienced a decrease in orders in the third and fourth quarters of 2004. Sluggish business conditions continued in 2005 due to general declines in the industry and an above average roll off of old products, particularly in the integrated mixed signal products segment, that new product introductions failed to offset. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition. While orders increased in the first nine months of 2006, they decreased in the fourth quarter of 2006. During the first quarter of 2007, orders increased 9% sequentially. If the bookings do not remain strong, our margins could be adversely affected.

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

If we lose a major customer or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 625 customers in the twelve-month period ending March 31, 2007, sales to our 18 largest customers represented 51.0% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,645 different products during the twelve-month period ending March 31, 2007, the 109 top selling devices represented 50.1% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of a major customer or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

Our continued success will depend in large part on the growth of various industries that use semiconductors, including our target automotive, medical and industrial markets, as well as the communications, military and computing markets, and on general economic growth. Factors affecting these markets as a whole could seriously harm our customers and, as a result, harm us. These factors include:

•	recessionary periods or periods of reduced growth in our customers' markets;

•	the inability of our customers to adapt to rapidly changing technology and evolving industry standards;

•	the potential that our customers' products may become obsolete or the failure of our customers' products to gain widespread commercial acceptance; and

•	the possibility of reduced consumer demand for our customers' products.

We may need to incur impairment and other restructuring charges, which could materially affect our results of operations and financial conditions.

During industry downturns and for other reasons, we may need to record impairment or restructuring charges. We have incurred impairment or restructuring charges in each of the last three fiscal years. In February 2007 we announced a global workforce reduction and consolidation of facilities as well as a reorganization of our business and the closure of three of our design centers. These actions resulted in restructuring charges of $5.1 million in the first quarter of 2007. We anticipate that all cost related to this plan will be incurred during 2007. In 2006, we realigned our resources which involved the termination of certain management and other employees. As of March 31, 2007, total expenses of approximately $0.6 million related to this plan have been recognized, all of which have been paid. We do not expect any other material expense to be incurred in relation to this plan. In the first half of 2005, we began relocating our test operations to a new larger facility in the Philippines and transferring our wafer sort operations in Pocatello,

Idaho and Oudenaarde, Belgium to that new facility. Total expenses to date related to this restructuring plan totaled approximately $9.8 million, as of March 31, 2007. In August 2005, we announced a plan to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium. The closure is expected to occur during the first half of 2008. We expect this action to result in restructuring charges in the range of approximately $20.0 million to $23.0 million, of which approximately $0.8 million was recorded in the first quarter of 2007 and $11.3 million in total to date, with the remainder to be recorded in the rest of 2007 and the first half of 2008. In the future, we may need to record additional impairment charges or further restructure our business and incur additional restructuring charges, which could have a material adverse effect on our results of operations or financial condition, if they are large enough.

Our Common Stock Price May Be Volatile

The price of our common stock has fluctuated substantially since our initial public offering. Our common stock is traded on the NASDAQ Global Select Market, which is likely to continue to have significant price and volume fluctuations that may adversely affect the market price of our common stock without regard to our operating performance. Factors such as fluctuations in financial results, variances from financial market expectations, changes in earnings estimates by analysts, or announcements by us or our competitors may also cause the market price of our common stock to fluctuate, perhaps substantially.

If we are unable to maintain the quality of our internal control over financial reporting, a weakness could materially and adversely affect our ability to provide timely and accurate information about our company, which could harm our reputation and share price.

In connection with the preparation of our financial statements and other reports for the year ended December 31, 2005, we identified a deficiency in our internal control over financial reporting relating to revenue recognition that we concluded rose to the level of a "material weakness." Our internal control over financial reporting was not designed to effectively identify when delivery of products to our customers had occurred and related revenue could accordingly be recognized. This material weakness was remediated in 2006. In the third quarter of 2006, we identified an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. On November 2, 2006, we concluded that this error was material to our consolidated financial statements for the year ended December 31, 2005. The error also affected our financial statements for the first and second quarters of 2006. We restated the financial statements for these periods. We further determined that a material weakness existed related to our income tax controls as of December 31, 2005, and revised our assessment of internal control over financial reporting to include this additional material weakness when we filed our Form 10-K/A. As of December 31, 2006, this material weakness was remediated. We cannot be certain that previously remediated material weaknesses will not recur, that other deficiencies will not arise or be identified or that we will be able to correct and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner. Ineffective internal control over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

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

Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $10.9 million in the first quarter of 2007, $51.2 million in 2006 and $34.5 million in 2005. Capital expenditures for 2007 and 2006 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Other capital spending during 2006 was attributed to activities related to the Flextronics acquisition (i.e., building renovations and purchase of testers). In 2005 these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location as well as for increases in our manufacturing capacity. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We may seek additional financing to fund further expansion of our wafer fabrication capacity or to fund other projects. As of March 31, 2007, we had consolidated indebtedness of approximately $278.9 million. Because of this or other factors, additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.

Our substantial consolidated indebtedness could adversely affect our financial health.

AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness that is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor, Inc.'s, capital stock. As of March 31, 2007, our consolidated indebtedness was approximately $278.9 million and our total consolidated debt as a percentage of total capitalization was 41%. Subject to the restrictions in the senior credit facilities, our subsidiaries and we may incur certain additional indebtedness from time to time.

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

As a percentage of total revenue, our revenue outside of the Americas was approximately 60% in the first quarter of 2007. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. We conduct almost all of our test and sort activities at our facility in Calamba, the Philippines. Political unrest or other conditions could prevent us from conducting these activities and/or shipping our products. International sales and operations are subject to a variety of risks, including:

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

A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine peso and the Japanese yen. Euro-denominated revenue represented approximately 30% of our revenue in the first quarter of 2007. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the affect of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.

We had 892 employees in Europe as of March 31, 2007, most of whom work in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more employee favorable than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

Item 6:	Exhibits

(a)	Exhibits

10.1	Amendment No. 2 Consent, Waiver and Agreement dated March 7, 2007, to the Credit Agreement dated as of April 1, 2005 (1)

10.2*	Key Manager Incentive Plan for 2007

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the exhibits to our current report on Form 8-K, filed on March 13, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

	By:	/s/ DAVID A. HENRY
Dated: May 3, 2007		David A. Henry
Senior Vice President and Chief Financial Officer