Form 10-Q
period 2007-06-30
AMIS HOLDINGS INC
filed 2007-07-25
CIK 1161963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Indicate the number of shares of the registrant’s common stock outstanding as of July 23, 2007 was 89,065,699.

AMIS Holdings, Inc.

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the failure to properly execute on anticipated restructuring plans, the failure to properly and efficiently operate our manufacturing facilities and to take the actions necessary to increase our gross margins and avoid manufacturing defects and unnecessary scrap, our ability to manage the availability, capacity and quality of our subcontractors, manufacturing under-utilization, changes in the conditions affecting our target markets, fluctuations in customer demand, timing and success of new products, competitive conditions in the semiconductor industry, failure to maintain and improve the quality and effectiveness of our internal controls over financial reporting, failure to successfully integrate the NanoAmp Solutions business, loss of key personnel, general economic and political uncertainty, conditions in the semiconductor industry, the other factors identified under “Factors that May Affect Our Business and Future Results” in Item 1A “Risk Factors” in this quarterly report on Form 10-Q and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Unaudited)	December 31, 2006
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$77.8	$77.1
Accounts receivable, net	108.4	110.1
Inventories	90.0	77.5
Deferred tax assets	4.5	3.9
Prepaid expenses	12.9	17.0
Other current assets	18.6	15.3

Total current assets	312.2	300.9

Property, plant and equipment, net	218.6	215.9
Goodwill, net	90.5	89.1
Other intangibles, net	91.4	100.6
Deferred tax assets	65.0	61.3
Other long-term assets	31.3	23.4

Total assets	$809.0	$791.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.8	$2.8
Accounts payable	49.2	56.5
Accrued expenses and other current liabilities	61.7	58.4
Foreign deferred tax liability	0.8	2.3
Income taxes payable	0.2	1.7

Total current liabilities	114.7	121.7

Long-term debt, less current portion	275.4	276.8
Other long-term liabilities	11.9	10.0

Total liabilities	402.0	408.5

Stockholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	560.7	553.6
Accumulated deficit	(200.4)	(211.5)
Accumulated other comprehensive income and other	45.8	39.7

Total stockholders’ equity	407.0	382.7

Total liabilities and stockholders’ equity	$809.0	$791.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended:		Six Months Ended:
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(In millions, except per share data)
Revenue	$157.0	$150.7	$307.4	$289.3
Cost of revenue	86.5	82.6	169.1	158.2

	70.5	68.1	138.3	131.1
Operating expenses:
Research and development	26.6	26.8	52.8	50.9
Selling, general and administrative	23.9	20.6	45.3	40.4
Amortization of acquisition-related intangible assets	5.2	4.3	10.2	8.4
Restructuring and impairment charges	5.2	2.7	11.3	4.8

	60.9	54.4	119.6	104.5

Operating income	9.6	13.7	18.7	26.6

Other income (expense):
Interest income	0.9	1.0	1.6	1.8
Interest expense	(5.1)	(5.5)	(10.1)	(10.5)
Other income (expense), net	(0.4)	(0.1)	(1.7)	(0.1)

	(4.6)	(4.6)	(10.2)	(8.8)

Income before income taxes	5.0	9.1	8.5	17.8
Provision for (benefit from) income taxes	(2.0)	0.9	(3.6)	1.1

Net income	$7.0	$8.2	$12.1	$16.7

Basic net income per share	$0.08	$0.09	$0.14	$0.19

Diluted net income per share	$0.08	$0.09	$0.13	$0.19

Weighted average number of shares used in calculating basic net income per share	88.8	87.6	88.6	87.2
Weighted average number of shares used in calculating diluted net income per share	89.8	89.2	89.7	89.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended:
	June 30, 2007	July 1, 2006
	(In millions)
Cash flows from operating activities
Net income	$12.1	$16.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.8	33.0
Amortization of deferred financing costs	0.3	0.4
Share-based compensation expense	3.7	3.9
Restructuring charges, net of cash expended	1.4	—
Impairment of equipment	2.6	—
Benefit from deferred income taxes	(5.3)	(2.8)
Loss on retirement of property, plant and equipment	0.8	0.1
Changes in operating assets and liabilities:
Accounts receivable	2.8	(6.7)
Inventories	(12.0)	(8.7)
Prepaid expenses and other assets	2.7	2.3
Accounts payable	(8.8)	(5.7)
Accrued expenses and other liabilities	(10.7)	(4.5)

Net cash provided by operating activities	25.4	28.0
Cash flows from investing activities
Purchases of property, plant and equipment	(25.5)	(17.6)
Changes in restricted cash	0.4	—
Changes in other assets	(1.7)	(2.0)
Purchase of a business	(0.7)	—

Net cash used in investing activities	(27.5)	(19.6)
Cash flows from financing activities
Payments on long-term debt	(1.4)	(1.6)
Debt issuance costs	—	(0.1)
Proceeds from exercise of stock options for common stock and employee stock purchase plan	3.4	1.4

Net cash provided by (used in) financing activities	2.0	(0.3)
Effect of exchange rate changes on cash and cash equivalents	0.8	3.7

Net increase in cash and cash equivalents	0.7	11.8
Cash and cash equivalents at beginning of year	77.1	96.7

Cash and cash equivalents at end of period	$77.8	$108.5

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

June 30, 2007

Note 1: Basis of Presentation and Significant Accounting Policies

The financial statements have been prepared on a consolidated basis in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of AMIS Holdings, Inc. (the “Company”), and its wholly and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

On March 22, 2007, a registration statement filed by the Company was declared effective pursuant to which certain shareholders, including affiliates of Francisco Partners and Citicorp Venture Capital (CVC) Equity Partners, offered 17.0 million shares of common stock. The selling shareholders granted an option to purchase up to 2.55 million additional shares of common stock to the underwriters of the offering to cover over-allotments. The offering price was $10.75 per share. Francisco Partners and CVC sold 19,188,002 shares pursuant to the underwritten offering. The Company did not receive any proceeds from the offering. The expense associated with this registration was approximately $0.8 million and is recorded in other expense.

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

Recent Accounting Pronouncements

In February 2007, the FASB Issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact, if any, this guidance will have on its results of operations or financial position.

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

Note 2: Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company incurred a total of $2.0 million and $3.7 million for share-based compensation expense for the three- and six-month period ended June 30, 2007, and $0.2 million of total share-based compensation was capitalized as inventory as of June 30, 2007. As of June 30, 2007, the total compensation cost related to unvested share-based awards granted to employees under our stock option plans but not yet recognized was approximately $10.3 million, net of estimated forfeitures of $3.9 million. There was approximately $3.8 million of total unrecognized compensation cost related to the Restricted Stock Units (RSUs), net of estimated forfeitures of $0.8 million. The total unrecognized compensation expense related to the employee stock purchase plan was immaterial to the consolidated financial statements.

Note 3: Inventories

Inventories consist of the following (in millions):

	June 30, 2007	December 31, 2006
Raw materials	$7.5	$5.8
Work-in-process	52.1	44.5
Finished goods	30.4	27.2

	$90.0	$77.5

Note 4: Net Income per Share

Basic net income per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the effect of common stock equivalents, consisting of stock options, RSUs and warrants, if the effect of their inclusion is dilutive.

The following table sets forth the computation of basic and diluted net income per share (in millions):

	Three Months Ended:		Six Months Ended:
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Numerator (Basic and Diluted):
Net income	$7.0	$8.2	$12.1	$16.7
Denominator:
Weighted average shares outstanding-basic	88.8	87.6	88.6	87.2
Stock options, RSUs and warrants (treasury stock method)	1.0	1.6	1.1	2.0

Weighted average shares outstanding-diluted	89.8	89.2	89.7	89.2

Options to purchase 6.7 million and 5.3 million shares of common stock and warrants to purchase 4.6 million shares of common stock were outstanding at June 30, 2007, and July 1, 2006, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

For the quarter ended June 30, 2007, 0.4 million shares of common stock were issued upon exercise of stock options and under the employee stock purchase plan.

Note 5: Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized, based on management’s analysis of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on projections of taxable income for the remainder of 2007 and for future periods, during the three- and six-month periods ended June 30, 2007, the Company reversed approximately $1.6 million and $3.1 million of the valuation allowance, respectively. Management’s analysis of future taxable income is subject to a wide range of variables, many of which involve estimates, and therefore the Company’s deferred tax asset may not be ultimately realized in full.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and financial reporting for uncertainties in income taxes. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the implementation of FIN 48, the Company recognized a $0.9 million increase in the liability for uncertain tax positions, which included interest and penalties and was accounted for as a reduction to the January 1, 2007, balance of retained earnings.

As of January 1, 2007, the Company had recognized a total liability relating to uncertain tax positions of $5.2 million. During the second quarter and the first six months of 2007, the Company recognized increases in the total liability for uncertain international tax positions of $0.6 and $1.0 million, respectively. The total amount of these unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate. The Company reclassified $4.3 million of this liability as of December 31, 2006, from long-term assets to other long-term liabilities on the Consolidated Balance Sheet. Consistent with the provisions of FIN 48, the amounts are classified as long-term because payment of cash is not anticipated within one year of the balance sheet date.

The Company accrues interest and penalties related to the liability for uncertain tax positions in income tax expense, and the related liability is included in other long-term liabilities on the Consolidated Balance Sheet. As of January 1, 2007, the Company had recognized interest and penalties of $0.8 million. There have been no material changes in interest and penalties for the six months ending June 30, 2007.

The Company expects to recognize a net increase in its liability for uncertain tax positions within the twelve months following January 1, 2007, of approximately $1.0 million relating to uncertain international tax positions taken in prior years.

The Company or one of its subsidiaries files income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. Major tax jurisdictions include the U.S. and Belgium. All years from 2004 to the current year remain open and subject to examination in both jurisdictions.

Note 6: Long-Term Debt

The Company and AMI Semiconductor, Inc., its wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan of $320.0 million and a $90.0 million revolving credit facility. The term loan requires principal payments of $0.7 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on June 30, 2007, was 6.9%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. The balance outstanding of the senior secured term loan at June 30, 2007, was $278.2 million, and no amount was outstanding under the revolving credit facility as of June 30, 2007.

During March 2007, AMI Semiconductor, Inc., amended the senior secured term loan and revolving credit facility to amend the general corporate purposes use of proceeds definition to allow up to $50.0 million for stock buybacks under the revolving credit facility and for dividends and stock buybacks under the senior secured term loan, to provide for an uncommitted incremental term loan where AMI Semiconductor, Inc., is entitled to incur additional term loans up to $150.0 million and other modifications. Fees associated with this amendment were recorded in other expense on the Unaudited Condensed Consolidated Statement s of Income. The facilities require the Company to maintain a minimum consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. The Company was in compliance with these covenants as of June 30, 2007.

During January 2005, one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA, obtained a letter of credit in association with the relocation to a new facility in the Philippines. The letter of credit is for $6.0 million, of which $3.0 million was collateralized with a cash deposit recorded as restricted cash. The face value of the letter of credit decreases every six months beginning June 30, 2006, by $0.2 million for 15 years, and the $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The cash deposit of $3.0 million has been reduced by $0.4 million and amounts to $2.6 million as of June 30, 2007, which is included in other current and long-term assets. The bank issuing the letter of credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA, as additional collateral, which had not been done as of June 30, 2007.

Note 7: Financial Instruments

The Company is exposed to various financial risks, including foreign currency exchange rate, interest rate and securities price risks. The Company attempts to reduce foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions pursuant to Company policies.

All derivative contracts entered into by the Company are components of hedging programs and are entered into for the sole purpose of hedging an existing or anticipated currency exposure, not for speculation or trading purposes. Currently, the Company is using zero-cost collar instruments to hedge anticipated Euro-denominated net income. The collar contracts are in euros and normally have maturities that do not exceed 100 days.

As of June 30, 2007, the Company had a cash flow hedge in the form of a zero-cost foreign exchange collar contract, which ensures conversion of €3.6 million in the third quarter of 2007 at a rate of no less than $1.3140 and no more than $1.3710 per €1. As of June 30, 2007, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.

Note 8: Comprehensive Income

	For the three months ended:		For the six months ended:
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
	(in millions)
Net income	$7.0	$8.2	$12.1	$16.7
Unrealized gains related to changes in cumulative translation adjustment	2.8	13.2	6.1	19.7
Unrealized losses related to derivative activity	—	(1.3)	—	(1.6)

Comprehensive income	$9.8	$20.1	$18.2	$34.8

Note 9: Restructuring and Impairment Charges

In December 2006, management decided to dispose of certain testers that were no longer useful. The Company determined that the carrying values of the testers exceeded their fair values. Consequently, the Company recorded an impairment loss of $0.6 million, which represented the excess of the carrying values of the testers over their estimated fair values, less cost to sell. In the first quarter of 2007, the Company sold one of the testers for $0.5 million, recording an additional impairment loss of $0.1 million. The Company also recorded an additional impairment loss of $0.1 million for the remaining tester that is being held for sale. The impairment losses are recorded as part of the restructuring and impairment expense in the unaudited condensed consolidated statement of income. The carrying value of $0.5 million of the remaining tester that is held for sale is included in the property, plant and equipment line on the condensed consolidated balance sheet. However, this asset is no longer being depreciated.

During the second quarter of 2007, management evaluated various software licenses and determined that the carrying value of several exceeded the future benefit to the Company as a result of the 2007 restructuring plan discussed below. Therefore, an impairment loss of $2.4 million was recorded. The impairment loss is recorded as part of the restructuring and impairment expense in the unaudited condensed consolidated statement of income.

Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities,” in 2007, 2006 and 2005, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations.

The second quarter 2007 restructuring plan was entered into after a strategic decision was made by management to refocus the Company’s digital products group primarily on the military and aerospace market, which will allow the Company to better serve the highest margin segment of the digital business. This restructuring plan includes a workforce reduction of approximately 30 people worldwide. Total expenses related to this plan are anticipated to total approximately $1.5 million to $2.0 million. Expenses recognized in the second quarter of 2007 were approximately $1.0 million, of which approximately $0.1 million has been paid as of June 30, 2007. An accrual of approximately $0.9 million for additional severance expense has been included in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2007. The Company currently anticipates that all costs related to this plan will be incurred during 2007.

The first quarter 2007 restructuring plan involved a consolidation of design centers and a workforce reduction. The restructuring plan was entered into to reduce costs of the Company. This restructuring plan included a workforce reduction of approximately 80-85 employees worldwide. As part of this reduction, the Company closed design centers in Eilat, Israel; Panningen, The Netherlands and Carlsbad, California. The Company currently estimates the total expenses related to this plan to be approximately $6.0 million to $7.0 million. Expenses recognized in the second quarter of 2007 were approximately $0.3 million. As of June 30, 2007, total expenses of approximately $5.4 million related to this plan have been recognized, of which approximately $5.1 million has been paid. An accrual of approximately $0.3 million for additional severance and consolidation expenses has been included in the accompanying Condensed Consolidated Balance Sheet as of June 30, 2007. The Company currently anticipates that all costs related to this plan will be incurred during 2007.

The 2006 restructuring plan involved the termination of certain management and other employees, as well as the potential closure of certain offices. This plan was entered into to realign the Company’s resources and locations. The original estimated expense of $1.0 million was decreased to $0.6 million during the third quarter of 2006 as there was no longer any intention to close any offices related to this plan. Terminations occurred across several departments within the Company. As of June 30, 2007, total expenses of approximately $0.6 million related to this plan have been recognized and paid. The Company does not expect any other material expense to be incurred in relation to this plan.

The 2005 consolidation plan involved the consolidation of the 4-inch fabrication facility in Belgium into the 6-inch fabrication facility in Belgium and the termination of certain employees. The objectives of the plan were to reduce manufacturing costs of the Company and ensure that the assets of the Company were being utilized effectively. The negotiations with the workers’ council are complete with respect to the severance package to be offered; however, the number of employees to be terminated is not yet fixed and is dependent upon future business needs. The Company currently estimates the costs related to one-time termination benefits to be approximately $10.0 million. Almost all of the employees to be terminated are located in the Belgian facility. Expenses recognized in the second quarter and first six months of 2007 were approximately $1.4 million and $2.2 million. Total expenses to date related to this plan were approximately $12.7 million, net of approximately $1.0 million of expenses related to this plan that were reversed in 2006 and 2007. Approximately $9.7 million has been paid. An accrual of approximately $3.0 million for additional severance and consolidation expenses has been included in the accompanying balance sheet as of June 30, 2007. Additional expenses expected to be incurred relating to this plan primarily relate to qualification of products in the 6-inch fabrication facility, equipment relocation costs, and decommissioning and decontamination of the 4-inch fabrication facility. In the aggregate, total expense related to this restructuring plan is expected to be in the range of approximately $20.0 million to $23.0 million, which will be recorded in 2007 and the first half of 2008. This plan is expected to be completed during the first half of 2008.

Following is a summary of the restructuring accrual relating to the 2007, 2006, and 2005 plans (in millions):

	Severance Costs	Facility Relocation Costs	Total
Balance at December 31, 2006	$3.3	$0.5	$3.8
Expensed in 2007	7.0	2.1	9.1
Reversed in 2007	(0.5)	—	(0.5)
Paid in 2007	(6.1)	(2.1)	(8.2)

Balance at June 30, 2007	$3.7	$0.5	$4.2

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

Certain Belgian employees are eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The amount of net periodic benefit cost recognized is as follows (in millions):

	For the three months ended:		For the six months ended:
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Service cost	$0.6	$0.6	$1.2	$1.1
Interest cost	0.3	0.3	0.6	0.6
Expected return on plan assets	(0.6)	(0.6)	(1.2)	(1.1)

Net period benefit cost	$0.3	$0.3	$0.6	$0.6

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

Note 11: Segment Reporting

The Company has two reportable segments: Integrated Mixed-Signal Products and Structured Digital Products. Each segment is composed of product families with similar technological requirements. Information about segments (in millions):

Integrated Mixed-Signal Products	Three Months Ended:		Six Months Ended:
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenue from external customers	$127.0	$115.3	$248.3	$220.8
Segment operating income	$12.9	$9.7	$27.1	$20.1

Structured Digital Products	Three Months Ended:		Six Months Ended:
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenue from external customers	$30.0	$35.4	$59.1	$68.5
Segment operating income	$3.9	$8.8	$6.6	$15.2

Business Segment Subtotal	Three Months Ended:		Six Months Ended:
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Net revenue from external customers	$157.0	$150.7	$307.4	$289.3
Segment operating income	$16.8	$18.5	$33.7	$35.3

Reconciliation to Operating Income	Three Months Ended:		Six Months Ended:
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Total operating income for reportable segments	$16.8	$18.5	$33.7	$35.3
Unallocated amounts:
Share-based compensation expense	(2.0)	(2.1)	(3.7)	(3.9)
Restructuring and impairment charges	(5.2)	(2.7)	(11.3)	(4.8)

Operating income	$9.6	$13.7	$18.7	$26.6

Note 12: Contingencies

On July 19, 2007, we were served with an amended complaint filed by PowerDsine, Inc. and PowerDsine, Ltd., subsidiaries of Microsemi Corporation, in the Federal District Court for the Southern District of New York related to our recently announced power-over-Ethernet (PoE) products. The Company is in the process of investigating this claim, but at this time management believes that the complaint is without merit and that resolution of this matter will not have a material adverse effect on the Company’s results of operations or financial condition.

Note 13: Acquisitions

In 2005 and 2006, the Company acquired the semiconductor business of Flextronics, Inc., Starkey Laboratories’ Colorado design center and the ultra-low power SRAM business of Nanoamp Solutions, Inc., as described in more detail in the Company’s 2006 annual report on Form 10-K. In the second quarter of 2007, $0.7 million was paid to Nanoamp Solutions, Inc. due to a revaluation of inventory obtained in the acquisition.

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Factors That May Affect Our Business and Future Results” in Part II, Item 1A, “Risk Factors,” in this quarterly report on Form 10-Q for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the Company” refer to AMIS Holdings, Inc., and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly owned subsidiary of the Company.

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

We provide complete solutions to our customers through both custom and application-specific standard products and manufacturing services. Among our core technical capabilities are our ability to integrate computing, accurate sensing, and high voltage control capabilities in semiconductors that can operate in rugged high voltage or high temperature environments; our low-power digital signal processors; and our market leading structured digital capabilities.

We work closely with our customers, and we have been supplying many of our customers for over ten years. Our current customers include industry leaders such as Alcatel, General Electric, Hella, Schneider and Siemens. We believe we are the sole-source provider for the majority of our integrated mixed-signal products, and due to the nature of our products and the markets we serve, we estimate our average product life to be eight to ten years. We have been leveraging our end market expertise and intellectual property to increase the share of our revenue that is derived from application- specific standard products in order to broaden our offering to customers and to improve returns on our research and development investment.

When evaluating our business, we generally look at financial measures such as revenue, gross margins and operating margins. We also use internal tracking measures such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity was strong in the first six months of 2007. Three-year forecasted revenue for design wins was a record high, increasing in the second quarter of 2007 over the first quarter of 2007. Capacity utilization was 82% in the second quarter of 2007, compared to 81% in the first quarter of 2007. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Gross margins could be negatively affected in the future if capacity utilization were to decline. Other key metrics we use to analyze our business include days sales outstanding (DSO) and days of inventory. DSO decreased to 63 days in the second quarter of 2007, down one day sequentially. Days of inventory increased to 104 in the second quarter of 2007, up four days sequentially, due to increased inventory levels built in anticipation of the closing of Fab 1 and an increased level of raw materials due to market constraints on the availability of silicon.

In July 2006, we purchased certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado, for approximately $6.0 million in cash. This design center designs specialized, low-power audiology integrated circuits used in Starkey’s hearing aids. Results of operations for 2007 include this business. Results of operations for 2006 include this business from the date of acquisition.

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

Results of Operations

Three-month and six-month periods ended June 30, 2007, compared to the three-month and six-month periods ended July 1, 2006

Revenue

Revenue in the second quarter and first six months of 2007 increased 4.2% and 6.3% to $157.0 million and $307.4 million, respectively, from $150.7 million and $289.3 million for the second quarter and first six months of 2006, respectively. The increase in revenue was due in part to the Starkey and NanoAmp Solutions acquisitions, which increased revenue by 1.5% and 1.4% in the second quarter and first six months of 2007. Organic revenue in the second quarter and first six months of 2007 increased 2.7% and 4.9%, respectively, compared to the same periods in 2006. The organic increase was driven primarily by higher revenue in our automotive and consumer markets.

Integrated mixed-signal revenue for the second quarter and first six months of 2007 increased 10.2% and 12.5% to $127.0 million and $248.3 million, respectively, from $115.3 million and $220.8 million in the second quarter and first six months of 2006, respectively. The increase for the second quarter of 2007 was driven primarily by higher revenue in the automotive, computing and military and aerospace markets. The increase in revenue was due in part to the Starkey and NanoAmp Solutions acquisitions, which increased revenue by 1.8% and 1.7% in the second quarter and first six months of 2007, respectively. During the first six months of 2007, our integrated mixed-signal business saw an increase in average selling prices but a decrease in unit volumes sold compared to the first six months of 2006.

Structured digital products revenue in the second quarter and first six months of 2007 decreased 15.3% and 13.7% to $30.0 million and $59.1 million, respectively, from $35.4 million and $68.5 million in the second quarter and first six months of 2006, respectively, driven primarily by lower revenue in the communications, computing and industrial markets. For the first six months of 2007, this segment saw an increase in average selling prices but a decrease in unit volumes sold compared to the first six months of 2006.

The following table represents our regional revenue:

	Three Months Ended:		Six Months Ended:
	June 30, 2007	July 1, 2006	June 30, 2007	July 1, 2006
Americas	45.3%	43.0%	42.9%	41.8%
Europe	32.0%	34.2%	34.1%	34.9%
Asia	22.7%	22.8%	23.0%	23.3%

	100.0%	100.0%	100.0%	100.0%

Gross Profit

Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit was $70.5 million and $138.3 million, or 44.9% and 45.0% of revenue, in the second quarter and first six months of 2007, respectively, compared to $68.1 million and $131.1 million, or 45.2% and 45.3% of revenue, in the second quarter and first six months of 2006, respectively. The decrease in gross profit margin was primarily due to an unfavorable product mix, partially offset by the benefits from operational improvements, both in our fabs and our test operations, and higher development margin.

Operating Expenses

Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development of unfunded projects. Research and development expenses were $26.6 million and $52.8 million, or 16.9% and 17.2% of revenue, in the second quarter and first six months of 2007, respectively, compared to $26.8 million and $50.9 million, or 17.8% and 17.6% of revenue, in the second quarter and first six months of 2006, respectively. The year to date change in research and development expense was due primarily to the incremental expense from our acquired companies.

Selling, general and administrative expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel, advertising and communication costs, salaries of our administrative staff, and professional and advisory fees. Selling, general and administrative expenses were $23.9 million and $45.3 million, or 15.2% and 14.7% of revenue, in the second quarter and first six months of 2007, respectively, compared to $20.6 million and $40.4 million, or 13.7% and 14.0% of revenue, in the second quarter and first six months of 2006, respectively. The increase was primarily due to a bad debt expense of $1.1 million recorded in the second quarter, in addition to the $1.1 million recorded in the first quarter of 2007, due to the bankruptcy of a former distributor and the incremental expense from our acquired companies.

Amortization of acquisition-related intangible assets increased to $5.2 million and $10.2 million in the second quarter and first six months of 2007, respectively, compared with $4.3 million and $8.4 million in the second quarter and first six months of 2006, respectively. The increase was due to higher amortization expense related to intangible assets associated with our acquisitions that occurred in the third quarter of 2006.

We recorded $5.2 million and $11.3 million in restructuring and impairment charges in the second quarter and first six months of 2007, respectively, compared to $2.7 million and $4.8 million in the second quarter and first six months of 2006, respectively. The amounts charged in the second quarter and first six months of 2007 relate primarily to severance and other costs as part of our two 2007 restructuring plans and our 2005 restructuring plan related to the consolidation of our Fab 1 into our Fab 2 facility in Belgium. In addition, we evaluated various software licenses during the second quarter of 2007 and determined that the carrying value of several exceeded the future benefit to the Company due to the actions with regard to the restructuring. Therefore, an impairment loss of $2.4 million was recorded. In December 2006, we decided to dispose of certain testers that were no longer useful. We determined that the carrying values of the testers exceeded their fair values and recorded an impairment loss of $0.6 million. In the first quarter of 2007, we sold one of the testers for $0.5 million, recording an additional impairment loss of $0.1 million. We also recorded an additional impairment loss of $0.1 million for the remaining tester that is being held for sale. The amounts charged in the second quarter and first six months of 2006 related to our 2006 restructuring plan, our 2005 restructuring plan related to the consolidation of our Fab 1 into our Fab 2 facility in Belgium and our 2004 restructuring plan related to the relocation of our Philippines facility, combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. Refer to Note 9 to the condensed consolidated financial statements contained elsewhere in this report on Form 10-Q for additional information.

Operating Income

Operating income decreased to $9.6 million and $18.7 million, or 6.1% of revenue, in the second quarter and first six months of 2007, respectively, compared with $13.7 million and $26.6 million, or 9.1% and 9.2% of revenue, in the second quarter and first six months of 2006, respectively. The decrease was primarily due to higher operating expenses, including higher restructuring charges. Following is a discussion of operating income by segment.

Integrated mixed-signal products operating income was $12.9 million and $27.1 million, or 10.2% and 10.9% of segment revenue, in the second quarter and first six months of 2007, respectively, compared to $9.7 million and $20.1 million, or 8.4% and 9.1% of segment revenue, in the second quarter and first six months of 2006, respectively. The increase in operating income was primarily attributable to higher revenues and improved gross margin, offset by higher operating expenses.

Structured digital products operating income decreased to $3.9 million and $6.6 million, or 13.0% and 11.2% of segment revenue, in the second quarter and first six months of 2007, respectively, from $8.8 million and $15.2 million, or 24.9% and 22.2% of segment revenue, in the second quarter and first six months of 2006, respectively. The decrease in operating income was primarily due to lower revenues, lower gross margin and higher operating expenses.

Segment operating income excludes share-based compensation expense and restructuring and impairment charges, as we do not allocate these expenses to our segments for internal planning and reporting purposes.

Net Interest Expense

Net interest expense for the second quarter and first six months of 2007 was $4.2 million and $8.5 million, respectively, compared with $4.5 million and $8.7 million for the second quarter and first six months of 2006, respectively. A lower debt balance was offset by higher interest rates.

Other Expense

Other expense for the second quarter and first six months of 2007 was $0.4 million and $1.7 million, respectively, compared to $0.1 million in the second quarter and first six months of 2006, respectively. This increase was primarily due to expenses recorded in relation to our secondary common stock offering in the first quarter of 2007 and foreign exchange losses. The Company received no proceeds from the secondary offering.

Income Taxes

There were income tax benefits of $2.0 million and $3.6 million in the second quarter and first six months of 2007, respectively, compared with income tax expenses of $0.9 million and $1.1 million in the second quarter and first six months of 2006, respectively. Because of the tax benefits, the effective tax rate in the second quarter and first six months of 2007 was not meaningful. The income tax benefits in the second quarter and first six months of 2007 were primarily due to a reduction in our valuation allowance for deferred tax assets, an increase in research and development tax credits, a one-time German tax refund and income that is recognized in lower tax jurisdictions. The effective tax rate was 9.9% in the second quarter of 2006 and 6.2% in the first six months of 2006.

We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. Based on projections of taxable income for the remainder of 2007 and future periods, we reversed approximately $1.6 million and $3.1 million of the valuation allowance during the second quarter and first six months of 2007 and 2006, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.

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

Our senior credit facilities consist of a $320.0 million senior secured term loan and a $90.0 million revolving credit facility. The outstanding balance of the term loan was $278.2 million as of June 30, 2007. The term loan requires principal payments of $0.7 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on June 30, 2007, was 6.9%, based on LIBOR +1.5%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

During March 2007, we amended our senior secured term loan and revolving credit facility to amend the general corporate purposes use of proceeds definition to allow up to $50.0 million for stock buybacks under the revolving credit facility and for dividends and stock buybacks under the senior secured term loan to provide for an uncommitted incremental term loan where we are entitled to incur additional term loans up to $150.0 million and other modifications.

These credit facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. We were in compliance with these covenants as of June 30, 2007, and we anticipate continuing to be in compliance with these covenants in the remaining quarters of 2007.

We generated $25.4 million in cash from operating activities in the first six months of 2007, compared to $28.0 million in cash from operating activities in the first six months of 2006. The decrease in operating cash flow was primarily due to lower net income.

Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first six months of 2007 and 2006, we invested in capital equipment in the amounts of $25.5 million and $17.6 million, respectively. See “Capital Expenditures” below.

During the first six months of 2007, we generated net cash from financing activities of $2.0 million, primarily due to the issuance of common stock upon exercise of stock options, offset by payments on long-term debt. During the first six months of 2006, we used net cash for financing activities of $0.3 million, primarily due to payments on long-term debt, offset by the issuance of common stock upon exercise of stock options.

Capital Expenditures

During the first six months of 2007, we spent $25.5 million for capital expenditures, compared with $17.6 million in the first six months of 2006. Capital expenditures for the first six months of 2007 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Total capital expenditures for 2007 are expected to be approximately nine percent of revenue for the year. Our annual capital expenditures are limited by the terms of our senior credit facilities. We have adequate capacity under our senior credit facilities to make planned capital expenditures.

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

We recognize revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery is fulfilled and collectibility is reasonably assured. In certain situations, we ship products through freight forwarders. In most cases, revenue is recognized when the product is delivered to the customer’s carrier, regardless of the terms and conditions of sale. The only exception is where title does not pass until the product is received by the customer. In that case, revenue is recognized upon receipt by the customer. Estimates of product returns and allowances, based on actual historical experience and our knowledge of potential quality issues, are recorded at the time revenue is recognized or when quality issues are known, and deducted from revenue.

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

Inventories

We generally initiate production of a majority of our semiconductors once we have received an order from a customer. Based on forecasted demand from specific customers or operational activities, we may build up inventories of finished goods in anticipation of subsequent purchase orders. We purchase and maintain raw materials at sufficient levels to meet lead times based on forecasted demand. If inventory quantity exceeds forecasted/market demand, we may need to provide an allowance for excess or obsolete quantities. Forecasted demand is determined based on multiple factors, including historical sales or inventory usage, expected future sales, other projections and the nature of the inventories. We also review other inventories for indicators of impairment and provide an allowance as deemed necessary.

We state inventories at the lower of cost (using the first-in, first-out method) or market. We determine the cost of inventory by adding an amount representative of manufacturing costs plus a burden rate for general manufacturing overhead to the inventory at major steps in the manufacturing process.

Long-Lived Assets

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

In December 2006, we decided to dispose of certain testers that were no longer useful. We determined that the carrying values of the testers exceeded their fair values. Consequently, we recorded an impairment loss of $0.6 million, which represented the excess of the carrying values of the testers over their estimated fair values, less cost to sell. In the first quarter of 2007, we sold one of the testers for $0.5 million, recording an additional impairment loss of $0.1 million. We also recorded an additional impairment loss of $0.1 million for the remaining tester that is being held for sale. The impairment losses are recorded as part of the restructuring and impairment expense in the unaudited condensed consolidated statement of income. The carrying value of $0.5 million of the remaining tester that is held for sale is included in the property, plant and equipment line on the condensed consolidated balance sheet. However, this asset is no longer being depreciated.

In addition, we evaluated various software licenses during the second quarter of 2007 and determined that the carrying value of several exceeded the future benefit to the Company due to the actions with regard to the 2007 restructuring plan. Therefore, an impairment loss of $2.4 million was recorded.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and on the magnitude of any such impairment charge. To assist in the process of determining goodwill impairment, we may obtain appraisals from independent valuation firms. In addition to the use of independent valuation firms, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons of recent transactions. These approaches use significant estimates and assumptions, including the amount and timing of projected future cash flows, discount rates reflecting the risk inherent in the future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to these comparables.

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

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized a $0.9 million increase in total unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, we had total unrecognized tax benefits of $5.2 million. For the six months ending June 30, 2007, we recognized increases in total unrecognized tax benefits of $1.0 million. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits under FIN 48.

Recent Accounting Pronouncements

In February 2007, the FASB Issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. We have not yet determined the impact, if any, this guidance will have on our results of operations or financial position.

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

Contractual Obligations and Contingent Liabilities and Commitments

As of June 30, 2007, other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments and the utilization of financial instruments discussed in Note 7, we have no off-balance sheet transactions. We are not a guarantor of any other entities’ debt or other financial obligations. There were no significant changes to our contractual obligations and contingent liabilities and commitments during the first six months of 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for contractual obligations for software licenses. As of June 30, 2007, there were three additional contracts in place with associated obligations totaling approximately $13.6 million, which will be paid primarily during 2007 and 2008.

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

We have foreign currency exposure related to our operations in Belgium as well as other foreign locations. This foreign currency exposure, primarily related to Euro-denominated instruments, is due to potential fluctuations in our annual sales and operating costs denominated in foreign currencies as well as exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in Euros and we have exposure related to sales and operating costs increasing or decreasing based on changes in euro currency exchange rates. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions, pursuant to our policies. During June 2007, we entered into a foreign exchange collar contract which ensures conversion of €3.6 million in the third quarter of 2007 at a rate of no less than $1.3140 and no more than $1.3710 per €1.

We also have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro, the Japanese yen and the Philippine peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of June 30, 2007, approximately 72% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of June 30, 2007, would cause a change in consolidated net assets of approximately $18.5 million, primarily due to euro-denominated exposures.

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

Our exposure to interest rate risk consists of floating rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $1.9 million in interest expense. We are also subject to interest rate risks on our current cash and cash equivalent balances. For example, if the interest rate on our interest bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.2 million during the second quarter of 2007. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our potential response to such hypothetical conditions. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at June 30, 2007, consisted primarily of investments in money market funds.

Item 4:	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2003, Ricoh Company, Ltd., filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case had been scheduled to go to trial in March 2007. However, in December 2006, after the U.S. Patent and Trademark Office (PTO) issued a non-final office action rejecting all of the claims of the patent and gave Ricoh two months to respond, the court issued an order staying the case pending a final decision from the PTO on the validity of the claims stated in the patent at issue in this case. Ricoh responded to the PTO and, as of this date, the PTO has not issued a final decision. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, Inc., and that resolution of this matter will not have a material adverse effect on our results of operations or financial condition.

On July 19, 2007, we were served with an amended complaint filed against us by PowerDsine, Inc. and PowerDsine, Ltd., subsidiaries of MicroSemi Corporation, in the United States District Court for the Southern District of New York related to our recently announced power-over-Ethernet (“PoE”) products. The complaint alleges that we breached the terms of a nondisclosure agreement between PowerDsine and our Belgian subsidiary by using PowerDsine’s confidential information to develop our PoE products and that we interfered with an employment contract they had with a former employee who left PowerDsine and came to work for us. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150 million. We believe that the asserted claims are without merit and that resolution of this matter will not have a material adverse effect on our results of operations or financial condition.

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

The fabrication of our integrated circuits is a highly complex and precise process, requiring production in a tightly controlled clean room environment, using complex machinery and processes and a wide range of parts and materials, including silicon, processing chemicals, processing gases, precious metals and electronic and mechanical components. Minute impurities, difficulties in the fabrication process, defects in the masks used to print circuits on a wafer or other factors can cause a substantial percentage of wafers to be rejected or numerous die on each wafer to be nonfunctional. We may experience problems in achieving acceptable yields in the manufacture of semiconductors, particularly in connection with the production of a new product, the adoption of a new manufacturing process or any expansion of our manufacturing capacity and related transitions. In addition, any of these events could cause manufacturing defects in the integrated circuits we produce that may not be detected in our test processes. The interruption of manufacturing, including power interruptions, the failure to achieve acceptable manufacturing yields at any of our wafer fabrication facilities, or a significant level of manufacturing defects would adversely affect our business and our gross margins. In addition, we procure materials, equipment and components for our manufacturing operations from domestic and foreign sources and original equipment manufacturers. If we experience unforeseen price increases or have difficulty in supply due to an unforeseen catastrophe, worldwide shortage or other reason, our business and financial results would be adversely affected.

Other events may affect our ability to efficiently and properly operate our manufacturing facilities. For example, in 2005 we began relocating our test and sort operations to a new facility in the Philippines. This project was completed during the first quarter of 2006. This move was complicated by assembly constraints in late 2005 and early 2006, which, in combination with inefficiencies in our test operation, resulted in extended lead times and increased inventories. Our current efficiency is not optimum or at the level we have previously achieved. In addition, we are planning to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium, during the first half of 2008. In connection with this closure, we will transfer the manufacture of some products to another of our fabrication facilities. If we experience delays or other technical or other problems during these moves, our costs, efficiencies and ability to deliver products to customers may be adversely affected and our results of operations could be adversely affected.

In addition to problems that may arise in the manufacturing processes and environment, another important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over-capacity, low levels of customer orders, operating inefficiencies, obsolescence, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. For example, the downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. Our capacity utilization increased in the first half of 2004 and then declined during the second half of 2004 and through 2005. We saw an increase in capacity utilization in the first six months of 2006, followed by a decline in the third and fourth quarters of 2006. While our capacity utilization increased in the first six months of 2007, we do not know if this trend will continue. If a downward trend returns, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

We may need to take restructuring actions, which may cause us to incur impairment and other restructuring charges. These charges, or the failure to take or to properly execute on these actions, could materially affect our results of operations and financial conditions.

During industry downturns and for other reasons, we may need to take restructuring actions and record impairment or restructuring charges. We have taken these actions and incurred impairment or restructuring charges in each of the last three fiscal years. In June 2007, we made a strategic decision to refocus the our digital group primarily on the military and aerospace market, which will allow us to better serve the highest margin segment of the digital business. . As part of this refocus, we made reductions to resize our digital resources and in other parts of our business to gain efficiency. These actions resulted in restructuring charges of $1.0 million in the second quarter of 2007. We anticipate that all costs related to this plan will be incurred during 2007.

In February 2007, we announced a global workforce reduction and consolidation of facilities as well as a reorganization of our business and the closure of three of our design centers. As of June 30, 2007, total expenses under this plan of approximately $5.4 million have been recognized. We anticipate that all costs related to this plan will be incurred during 2007. In 2006, we realigned our resources which involved the termination of certain management and other employees. As of June 30, 2007, total expenses of approximately $0.6 million related to this plan have been recognized, all of which have been paid. We do not expect any other material expense to be incurred in relation to this plan. In August 2005, we announced a plan to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium. The closure is expected to occur during the first half of 2008. We expect this action to result in restructuring charges in the range of approximately $20.0 million to $23.0 million, of which approximately $12.7 million has been recorded total to date, with the remainder to be recorded in the rest of 2007 and the first half of 2008. In the future, we may need to take additional actions and to record additional impairment charges or further restructure our business and incur additional restructuring charges. Failure to take these actions or to properly execute on them could have a material adverse effect on our results of operations or financial condition. Further, the resulting impairment and restructuring charges could have a material adverse effect on our results of operations or financial condition, if they are large enough.

We rely on successful performance by and relationships with wafer fabrication foundries and packaging and test subcontractors, which reliance could have a material adverse effect on our results of operations and financial condition.

We have formed arrangements with other wafer fabrication foundries and packaging and test subcontractors for various reasons. Our arrangements with other wafer foundries enable us to supplement capacity and gain access to more advanced digital process technologies. Our arrangements with packaging subcontractors are necessary because the packaging of integrated circuits is a complex process requiring, among other things, a high degree of technical skill and advanced equipment that is not practical or cost-effective for us to perform. The testing of integrated circuits is also a complex process requiring technical skill and advanced equipment. While we perform a substantial portion of testing in our facility located in the Philippines, we also subcontract a significant amount of testing to subcontractors to supplement our internal capabilities. Regardless of whether any of these subcontractors have contributed to a product, the orders and sales of the product are conducted through our company and under our logo. As a result, if one of our subcontractors experiences quality problems, capacity constraints, decreased yields, delivery delays, or raises prices significantly, we could face product liability claims, product shortages, decreased revenues or lost customers, which could adversely affect our operating results. For example, during the fourth quarter of 2005, our principal packaging subcontractor experienced capacity constraints which affected our ability to ship products to customers during the quarter and negatively affected our revenues. We have taken steps to attempt to guarantee capacity in the future, which caused us to incur additional costs and reduced profit margins in 2006.

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved, which could have a material adverse effect on our results of operations and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, in the ordinary course of our business, we receive warranty claims for some of these products that are defective or that do not perform to specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved.

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

In anticipation of the relocation of our test facilities in the Philippines, the consolidation of our sort facilities in Belgium and the United States into the new facility in the Philippines, in preparation for the closure of our 4-inch wafer fabrication facility in Oudenaarde, Belgium, and for other reasons, we built up and may continue to build up inventories of certain products in an effort to prevent or mitigate any interruption of product deliveries to our customers. In many instances, we have manufactured these products without having received orders for them. Because our products are typically designed for a specific customer and are not commodity products, if customers do not order the products we have built, we will likely not be able to sell them, and we may need to record reserves against the valuation of this inventory. If these events occur, it could have a material adverse effect on our results and financial condition.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others, and our inability to do so could have a material adverse effect on our business.

As of June 30, 2007, we held 112 U.S. patents and 103 foreign patents. We also had over 100 patent applications in progress. By the end of 2007, less than 2% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue-producing, and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, by confidentiality agreements. We cannot assure you that these agreements will not be breached or that we will have adequate remedies for any breach.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. In January 2003, Ricoh Company, Ltd., filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh relating to certain methodologies for the automated design of custom semiconductors. This case has been stayed pending a final decision from the PTO on the validity of the claims stated in the patent at issue. In addition, PowerDsine Ltd. recently filed a complaint against us in the U.S. District Court for the Southern District of New York alleging that we violated the terms of a non-disclosure agreement and that we interfered with an employment contract they had with a former employee who left PowerDsine and came to work for us.

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

The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004 and remained sluggish throughout 2005. This resulted in lower revenue in 2005 as compared to 2004. While bookings and backlog increased during the first quarter of 2007, our bookings and backlog decreased in the second quarter of 2007. We cannot predict whether this will continue or to what extent business conditions will change in the future. If the soft bookings environment returns for an extended period, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders or increase in expenses.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements based on our estimates of customer requirements and expenses. The short-term nature of commitments, by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. We experienced a decrease in orders in the third and fourth quarters of 2004. Sluggish business conditions continued in 2005 due to general declines in the industry and an above-average roll-off of old products, particularly in the integrated mixed-signal products segment, that new product introductions failed to offset. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition. While orders increased in the first quarter of 2007, they decreased 12% in the second quarter of 2007. This may be partly explained by a seasonal trend that has occurred the last few years. If the bookings continue to decline, our margins could be adversely affected.

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

If we lose a major customer or if customers cease to place orders for our high volume devices, our financial results will be adversely affected. While we served more than 610 customers in the twelve-month period ending June 30, 2007, sales to our 17 largest customers represented 50.1% of our revenue during this period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,565 different products during the twelve-month period ending June 30, 2007, the 105 top selling devices represented 50.1% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of a major customer or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

Our continued success will depend in large part on the growth of various industries that use semiconductors, including our target automotive, medical, military and aerospace, and industrial markets, as well as the communications and computing markets, and on general economic growth. Factors affecting these markets as a whole could seriously harm our customers and, as a result, harm us. These factors include:

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

If we are unable to maintain the quality of our internal controls over financial reporting, a weakness could materially and adversely affect our ability to provide timely and accurate information about our company, which could harm our reputation and share price.

In connection with the preparation of our financial statements and other reports for the year ended December 31, 2005, we identified a deficiency in our internal controls over financial reporting relating to revenue recognition that we concluded rose to the level of a “material weakness.” Our internal controls over financial reporting were not designed to effectively identify when delivery of products to our customers had occurred and related revenue could accordingly be recognized. This material weakness was remediated in 2006. In the third quarter of 2006, we identified an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. On November 2, 2006, we concluded that this error was material to our consolidated financial statements for the year ended December 31, 2005. The error also affected our financial statements for the first and second quarters of 2006. We restated the financial statements for these periods. We further determined that a material weakness existed related to our income tax controls as of December 31, 2005, and revised our assessment of internal control over financial reporting to include this additional material weakness when we filed our Form 10-K/A. As of December 31, 2006, this material weakness was remediated. We cannot be certain that previously remediated material weaknesses will not recur, that other deficiencies will not arise or be identified or that we will be able to correct and maintain adequate controls over our financial processes and reporting in the future. Any failure to maintain adequate controls or to adequately implement required new or improved controls could harm our operating results or cause us to fail to meet our reporting obligations in a timely and accurate manner. Ineffective internal controls over financial reporting could also cause investors to lose confidence in our reported financial information, which could adversely affect the trading price of our common stock.

We depend on our key personnel, and the loss of these personnel could have a material effect on our business.

Our success depends to a large extent upon the continued services of our president and Chief Executive Officer, Christine King, and our other key executives, managers and skilled personnel, particularly our design engineers. In July 2005, we signed a new employment agreement with Ms. King that expires on December 31, 2008. On June 14, 2007, we announced that David Henry, our Chief Financial Officer, had informed us that he would resign effective July 6, 2007. On June 21, 2007, we announced that the Board of Directors had appointed Joseph J. Passarello as our Chief Financial Officer, effective on July 16, 2007. We also announced on that day that Ms. King would serve as our interim Chief Financial Officer during the period after Mr. Henry’s departure and before the effective date of Mr. Passarello’s appointment. Generally, our employees are not bound by employment or non-competition agreements and we may not be able to retain our key executives and employees. We may or may not be able to continue to attract, retain and motivate qualified personnel necessary for our business. Loss of the services of, or failure to recruit, skilled personnel could be significantly detrimental to our product development programs or otherwise have a material adverse effect on our business.

Our industry is highly competitive, and a failure to successfully compete could have a material adverse effect on our results of operations and financial condition.

The semiconductor industry is highly competitive and includes hundreds of companies, a number of which have achieved substantial market share. Current and prospective customers for our custom products evaluate our capabilities against the merits of our direct competitors, as well as the merits of continuing to use standard or semi-standard products. Some of our competitors have substantially greater market share, as well as greater manufacturing, financial, research and development and marketing resources, than we do. We also compete with emerging companies that are attempting to sell their products in specialized markets. We expect to experience continuing competitive pressures in our markets from existing competitors and new entrants. Our ability to compete successfully depends on a number of other factors, including the following:

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

In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of accidental spills or other sources of contamination, which could result in injury to the environment, personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example, we have recently received concurrence with a proposal to curtail pumping at one of our former manufacturing sites. Ongoing monitoring and reporting is still required. If levels significantly change in the future, additional remediation may be required. In addition, at some point in the future, we will have to formally close and remove the site’s extraction wells and treatment system. The discovery of additional contamination at this site or other sites where we currently have or historically have had operations could result in material cleanup costs. These costs could have a material adverse effect on our results of operations and financial condition.

To service our consolidated indebtedness, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our consolidated indebtedness and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets for our products;

•	fluctuations in manufacturing yields;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	changes in the mix of products sold and the end markets into which they are sold;

•	the extent of utilization of manufacturing capacity;

•	the length of the life cycle of the semiconductors we are manufacturing;

•	availability of supplies and raw materials;

•	price competition and other competitive factors; and

•	work stoppages, especially at our fabs in Belgium.

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

Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $25.5 million during the first six months of 2007, $51.2 million in 2006 and $34.5 million in 2005. Capital expenditures for 2007 and 2006 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Other capital spending during 2006 was attributed to activities related to the Flextronics acquisition (i.e., building renovations and purchase of testers). In 2005 these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location, as well as for increases in our manufacturing capacity. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We may seek additional financing to fund further expansion of our wafer fabrication capacity or other projects. As of June 30, 2007, we had consolidated indebtedness of approximately $278.2 million. Because of this or other factors, additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.

Our substantial consolidated indebtedness could adversely affect our financial health.

AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness that is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor, Inc.’s, capital stock. As of June 30, 2007, our consolidated indebtedness was approximately $278.2 million and our total consolidated debt as a percentage of total capitalization was 41%. Subject to the restrictions in the senior credit facilities, our subsidiaries and we may incur certain additional indebtedness from time to time.

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

Our senior credit facilities contain certain operating and financial restrictions and covenants that require us to maintain certain financial ratios, which become more restrictive over time. Our ability to comply with these ratios may be affected by events beyond our control. The operating and financial restrictions and covenants may adversely affect our ability to finance our future operations or capital needs or engage in other business activities that may be in our interest. A breach of any of the covenants or our inability to comply with the required financial ratios could result in a default under our senior credit facilities. In the event of any default under the senior credit facilities, the lenders under our senior credit facilities will not be required to lend any additional amounts to us and could elect to declare all outstanding borrowings, together with accrued interest and other fees, to be due and payable, and require us to apply all of our available cash to repay these borrowings. If we are unable to repay any such borrowings when due, the lenders could proceed against their collateral, which consists of substantially all of our assets, including 65% of the outstanding stock of certain of our foreign subsidiaries. If the indebtedness under our senior credit facilities were to be accelerated, our assets may not be sufficient to repay such indebtedness in full.

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

From time to time we have purchased other businesses or their assets. In November 2004, we acquired substantially all of the assets of Dspfactory Ltd. In September 2005, we purchased substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc., for approximately $138.5 million in cash. In July 2006, we acquired certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado, for approximately $6.0 million in cash and in September 2006 we acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc., for approximately $21.0 million in cash. These, as well as any future acquisitions, are accompanied by risks, including the following:

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

We may make additional acquisitions of complementary companies or technologies. We cannot guarantee that we will be able to successfully integrate any company or technologies that we might acquire in the future, and our failure to do so could harm our business. The benefits of an acquisition may take considerable time to develop and we cannot guarantee that any acquisition will produce the intended benefits.

In addition, our senior credit facilities may prohibit us from making acquisitions that we may otherwise wish to pursue.

Our international sales and operations expose us to various political and economic risks, which could have a material adverse effect on our results of operations and financial condition.

As a percentage of total revenue, our revenue outside of the Americas was approximately 55% in the second quarter of 2007. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. We conduct almost all of our test and sort activities at our facility in Calamba, the Philippines. Political unrest or other conditions could prevent us from conducting these activities and/or shipping our products. International sales and operations are subject to a variety of risks, including:

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

A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine peso and the Japanese yen. Euro-denominated revenue represented approximately 27% of our revenue in the second quarter of 2007. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the affect of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.

We had 908 employees in Europe as of June 30, 2007, most of whom work in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more favorable to employees than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

Item 4:	Submission of Matters to a Vote of Security Holders

The Company’s Annual Shareholders’ Meeting was held in Salt Lake City, Utah on Wednesday, June 27, 2007. The following matters were voted on at the meeting:

(i) The following nominees were elected to the Company’s Board of Directors to hold office for a term expiring in 2008:

Nominees	Shares Voted For	Shares Withheld
Dipanjan Deb	61,797,786	22,139,858
Christine King	64,670,596	19,267,048
S. Atiq Raza	81,344,947	2,592,697
Paul C. Schorr, IV	81,959,178	1,978,466
Colin L. Slade	81,344,363	2,593,281
David Stanton	64,105,208	19,832,436
William N. Starling, Jr	81,301,225	2,636,419
James A. Urry	64,102,384	19,835,260

There were no broker non-votes on this matter.

(ii) The Company’s selection of Ernst & Young LLP, independent registered public accounting firm as independent auditors for the fiscal year ending December 31, 2007 was ratified as follows: 83,445,477 shares voted for, 489,242 shares voted against and 2,925 shares abstained. There were no broker non-votes on this matter.

Item 6:	Exhibits

(a)	Exhibits

10.1*	Summary of Compensation Arrangement with Joseph Passarello

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

	By:	/s/ JOSEPH PASSARELLO
Dated: July 25, 2007		Joseph Passarello
Senior Vice President and Chief Financial Officer