Form 10-Q/A
period 2007-03-31
AMIS HOLDINGS INC
filed 2007-11-13
CIK 1161963

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

AMIS Holdings, Inc.

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A (Amendment No. 1) contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the failure to properly and efficiently operate our manufacturing facilities and to take the actions necessary to increase our gross margins and avoid manufacturing defects and unnecessary scrap, failure to maintain and improve the quality and effectiveness of our internal controls over financial reporting, the impact of our Audit Committee’s completed accounting review and the related restatement of financial statements, our ability to manage the availability, capacity and quality of our subcontractors, manufacturing underutilization, changes in the conditions affecting our target markets, fluctuations in customer demand, timing and success of new products, loss of key personnel, the failure to properly execute on anticipated restructuring plans, general economic and political uncertainty, failure to successfully integrate the NanoAmp Solutions business, conditions in the semiconductor industry, the other factors identified under “Factors that May Affect Our Business and Future Results” in Item 1A “Risk Factors” in this quarterly report on Form 10-Q/A (Amendment No. 1) and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007, filed with the Securities and Exchange Commission (SEC) on May 3, 2007, is being filed to restate our first quarter 2007 condensed consolidated financial statements and other financial information to give effect to adjustments resulting from the identification of errors primarily related to inventory accounting. We added a revised disclosure in Note 2 to the Condensed Consolidated Financial Statements discussing the restatement and renumbered the original footnotes accordingly. This Form 10-Q/A (Amendment No. 1) amends and restates Part I – Items 1, 2 and 4 and Part II – Items 1A and 6 of the May 3, 2007 filing, in each case to reflect only the adjustments described herein and the filing of restated financial statements as discussed above, and no other information in our May 3, 2007 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A (Amendment No. 1) filing does not reflect events occurring after May 3, 2007.

iii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2007 (Restated, Unaudited)	December 31, 2006
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$79.6	$77.1
Accounts receivable, net	106.6	110.1
Inventories	83.3	77.5
Deferred tax assets	4.4	3.9
Prepaid expenses	15.7	17.0
Other current assets	11.8	15.3

Total current assets	301.4	300.9

Property, plant and equipment, net	215.4	215.9
Goodwill, net	89.8	89.1
Other intangibles, net	96.1	100.6
Deferred tax assets	64.1	61.3
Other long-term assets	24.4	23.4

Total assets	$791.2	$791.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.5	$56.5
Accrued expenses and other current liabilities	52.9	58.4
Current portion of long-term debt	2.8	2.8
Foreign deferred tax liability	0.9	2.3
Income taxes payable	3.6	1.7

Total current liabilities	109.7	121.7

Long-term debt, less current portion	276.1	276.8
Other long-term liabilities	11.5	10.0

Total liabilities	397.3	408.5

Stockholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	557.2	553.6
Accumulated deficit	(207.2)	(211.5)
Accumulated other comprehensive income and other	43.0	39.7

Total stockholders’ equity	393.9	382.7

Total liabilities and stockholders’ equity	$791.2	$791.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended:
	March 31, 2007 (Restated)	April 1, 2006
	(In millions, except per share data)
Revenue	$150.4	$138.6
Cost of revenue	82.1	75.6

	68.3	63.0

Operating expenses:
Research and development	26.4	24.1
Selling, general and administrative	21.5	19.8
Amortization of acquisition-related intangible assets	5.0	4.1
Restructuring and impairment charges	6.1	2.1

	59.0	50.1

Operating income	9.3	12.9

Other income (expense):
Interest income	0.7	0.7
Interest expense	(5.0)	(5.0)
Other income (expense), net	(1.2)	0.1

	(5.5)	(4.2)

Income before income taxes	3.8	8.7
Provision for (benefit from) income taxes	(1.5)	0.2

Net income	$5.3	$8.5

Basic net income per share	$0.06	$0.10

Diluted net income per share	$0.06	$0.10

Weighted average number of shares used in calculating basic net income per share	88.4	86.7

Weighted average number of shares used in calculating diluted net income per share	89.6	89.1

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended:
	March 31, 2007 (Restated)	April 1, 2006
	(In millions, except per share data)
Cash flows from operating activities
Net income	$5.3	$8.5
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17.5	16.4
Amortization of deferred financing costs	0.2	0.2
Share-based compensation expense	1.7	1.8
Restructuring charges, net of cash expended	1.8	—
Impairment of equipment	0.2	—
Benefit from deferred income taxes	(4.2)	(2.0)
Loss on retirement of property, plant and equipment	0.6	0.1
Changes in operating assets and liabilities:
Accounts receivable	4.1	(0.6)
Inventories	(5.7)	(6.7)
Prepaid expenses and other assets	4.4	1.5
Accounts payable	(7.9)	(5.3)
Accrued expenses and other liabilities	(3.9)	(1.4)

Net cash provided by operating activities	14.1	12.5
Cash flows from investing activities
Purchases of property, plant and equipment	(10.9)	(7.8)
Changes in restricted cash	0.2	—
Changes in other assets	(2.5)	—

Net cash used in investing activities	(13.2)	(7.8)
Cash flows from financing activities
Payments on long-term debt	(0.7)	(0.8)
Proceeds from exercise of stock options for common stock and employee stock purchase plan	2.0	1.3

Net cash provided by financing activities	1.3	0.5
Effect of exchange rate changes on cash and cash equivalents	0.3	1.0

Net increase in cash and cash equivalents	2.5	6.2
Cash and cash equivalents at beginning of year	77.1	96.7

Cash and cash equivalents at end of period	$79.6	$102.9

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

March 31, 2007

Note 1: Basis of Presentation and Significant Accounting Policies

The financial statements have been prepared on a consolidated basis in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q/A (Amendment No. 1) and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of AMIS Holdings, Inc. (the “Company”) and its wholly and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current year presentation.

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

Note 2: Restatement of Financial Statements

The Company restated its historical condensed consolidated financial statements for the three months ended March 31, 2007. During October 2007, the Audit Committee of the Board of Directors, which is comprised solely of independent directors, reviewed the Company’s February 2007 standard cost valuation of inventories and related issues. The Audit Committee’s review was conducted with the assistance of independent accounting and legal advisors. After the Audit Committee completed its review, the Company, in consultation with its independent registered public accounting firm, decided on November 5, 2007 to restate the financial statements for the first and second quarters of fiscal year ended December 31, 2007. In connection with the February 2007 standard cost valuation, the Audit Committee review found that the Company made errors in certain aspects of the standard cost process. In addition, in the course of its review, the Audit Committee found system coding issues that resulted in certain errors in the Company’s recording of inventory value. The Company has also made the decision to restate certain line items in the first quarter of 2007 related to incorrect amortization of a prepaid contract and the foreign exchange impact of an inter-company loan that was classified incorrectly. These changes are unrelated to the previously discussed Audit Committee review.

The following table set forth the effects of the restatement on the Company’s previously reported statement of operations for the three-month period ended March 31, 2007 (in millions, except per share amounts):

	As Previously Reported	Adjustments	As Restated
Cost of revenue	$82.6	$(0.5)	$82.1

Gross margin	67.8	0.5	68.3
Research and development	26.2	0.2	26.4
Selling, general and administrative	21.4	0.1	21.5

Operating expenses	58.7	0.3	59.0

Operating income	9.1	0.2	9.3
Other expense	(5.6)	0.1	(5.5)

Income before income taxes	3.5	0.3	3.8
Provision for income taxes	(1.6)	0.1	(1.5)

Net income	$5.1	$0.2	$5.3

Basic net income per share	$0.06	$—	$0.06
Diluted net income per share	$0.06	$—	$0.06

The following table presents the effect of the restatement on the condensed consolidated balance sheets as of March 31, 2007 (in millions):

Selected Balance Sheet Data at March 31, 2007	As Previously Reported	Adjustments	As Restated
Inventories	$82.8	$0.5	$83.3
Prepaid expenses	15.9	(0.2)	15.7

Total current assets	301.1	0.3	301.4
Deferred tax assets (long-term)	64.2	(0.1)	64.1

Total assets	$791.0	$0.2	$791.2

Other long-term liabilities	11.4	0.1	11.5

Total liabilities	397.2	0.1	397.3
Accumulated deficit	(207.3)	0.1	(207.2)

Total stockholders’ equity	$393.8	$0.1	$393.9

Total liabilities and stockholders’ equity	$791.0	$0.2	$791.2

The following table presents the effect of the restatement on the individual line items on the condensed consolidated statements of cash flows for the three months ended March 31, 2007 (in millions):

	Three months ended: March 31, 2007
	As Previously Reported	Adjustments	As Restated
Net income	$5.1	$0.2	$5.3
Depreciation and amortization	17.1	0.4	17.5
Share-based compensation expense	1.4	0.3	1.7
Benefit from deferred income taxes	(4.3)	0.1	(4.2)
Changes in operating assets and liabilities:
Inventories	(5.0)	(0.7)	(5.7)
Prepaid expenses and other assets	4.2	0.2	4.4

Net cash provided by operating activities	$13.6	$0.5	$14.1

Changes in other assets	(2.0)	(0.5)	(2.5)

Net cash used in investing activities	$(12.7)	$(0.5)	$(13.2)

Note 3: Share-Based Compensation

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

Note 4: Inventories

Inventories consist of the following (in millions):

	March 31, 2007 (Restated)	December 31, 2006
Raw materials	$6.2	$5.8
Work-in-process	48.8	44.5
Finished goods	28.3	27.2

	$83.3	$77.5

Note 5: Net Income per Share

Basic net income per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the effect of common stock equivalents, consisting of stock options, RSUs and warrants, if the effect of their inclusion is dilutive.

The following table sets forth the computation of basic and diluted net income per share (in millions):

	Three Months Ended:
	March 31, 2007 (Restated)	April 1, 2006
Numerator (Basic and Diluted):
Net income	$5.3	$8.5
Denominator:
Weighted average shares outstanding-basic	88.4	86.7
Stock options, RSUs and warrants (treasury stock method)	1.2	2.4

Weighted average shares outstanding-diluted	89.6	89.1

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

As of January 1, 2007, the Company has recognized a total liability relating to uncertain tax positions of $5.2 million. For the quarter ending March 31, 2007, the Company recognized increases in the total liability for uncertain international tax positions of $0.4 million. The total amount of these unrecognized tax benefits, if recognized, would favorably affect the Company’s effective tax rate. The Company reclassified $4.3 million of this liability as of December 31, 2006 from long-term assets to other long-term liabilities in the Consolidated Balance Sheet. Consistent with the provisions of FIN 48, the amounts are classified as long-term because payment of cash is not anticipated within one year of the balance sheet date.

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

Note 9: Comprehensive Income

	For the three months ended:
	March 31, 2007 (Restated)	April 1, 2006
	(in millions)
Net income	$5.3	$8.5
Unrealized gains related to changes in cumulative translation adjustment	3.4	6.4
Unrealized losses related to derivative activity	—	(0.2)

Comprehensive income	$8.7	$14.7

Note 10: Restructuring and Impairment Charges

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

Note 11: Defined Benefit Plan

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

Note 12: Segment Reporting

The Company has two reportable segments: Integrated Mixed-Signal Products and Structured Digital Products. Each segment is composed of product families with similar technological requirements.

Information about segments (in millions):

	Integrated Mixed-Signal Products	Structured Digital Products	Total
Three months ended March 31, 2007
Net revenue from external customers	$121.3	$29.1	$150.4
Segment operating income (Restated)	$14.1	$3.0	$17.1
Three months ended April 1, 2006
Net revenue from external customers	$105.5	$33.1	$138.6
Segment operating income	$10.4	$6.4	$16.8

Reconciliation of segment information to consolidated financial statements (in millions):

	Three Months Ended:
	March 31, 2007	April 1, 2006
	(Restated)
Total operating income for reportable segments	$17.1	$16.8
Unallocated amounts:
Share-based compensation expense	(1.7)	(1.8)
Restructuring charges	(6.1)	(2.1)

Operating income	$9.3	$12.9

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

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q/A (Amendment No. 1). Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Factors That May Affect Our Business and Future Results” in Part II, Item 1A “Risk Factors” in this quarterly report on Form 10-Q/A (Amendment No. 1) for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the Company” refer to AMIS Holdings, Inc., and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly-owned subsidiary of the Company.

Restatement of Previously Issued Financial Statements

As discussed more fully in Note 2, Restatement of Financial Statements, in Item 1 of this Form 10-Q/A (Amendment No. 1), we have restated our condensed consolidated financial statements as of and for the three months ended March 31, 2007. This discussion and analysis should be read in conjunction with the restated condensed consolidated financial statements and notes appearing in Item 1 of this Quarterly Report on Form 10-Q/A (Amendment No. 1).

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

Gross Profit

Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit was $68.3 million, or 45.4% of revenue, in the first quarter of 2007 compared to $63.0 million, or 45.5% of revenue, in the first quarter of 2006. The slight decrease in gross profit margin was primarily due to an unfavorable product mix, offset with the benefits from operational improvements, both in our fabs and our test operations and higher development margin.

Operating Expenses

Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses were $26.4 million, or 17.6% of revenue, in the first quarter of 2007 compared to $24.1 million, or 17.4% of revenue, in the first quarter of 2006. The increase in research and development expense was due primarily to the incremental expense from our acquisitions and higher costs in support of our business growth.

Selling, general and administrative expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel, advertising and communication costs, salaries of our administrative staff, and professional and advisory fees. Selling, general and administrative expenses were $21.5 million, or 14.3% of revenue, in the first quarter of 2007, compared to $19.8 million, or 14.3% of revenue in the first quarter of 2006. The increase was primarily due to a bad debt expense of $1.1 million recorded in the first quarter of 2007 due to severe financial difficulties at our major distributor and the incremental expense from our acquisitions.

Amortization of acquisition-related intangible assets increased to $5.0 million in the first quarter of 2007 compared with $4.1 million in the first quarter of 2006. The increase was due to higher amortization expense related to intangible assets associated with our acquisitions.

We recorded $6.1 million in restructuring and impairment charges in the first quarter of 2007 compared to $2.1 million in the first quarter of 2006. The amounts charged in the first quarter of 2007 relate primarily to severance and other costs as part of our 2007 restructuring plan and the consolidation of our Fab 1 into our Fab 2 facility in Belgium. The amounts recorded in the first quarter of 2006 related to our 2006 restructuring plan, the consolidation of our Fab 1 into our Fab 2 facility in Belgium and the relocation of our Philippines facility, combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. Refer to Note 10 to the condensed consolidated financial statements for additional information.

Operating Income

Operating income decreased to $9.3 million, or 6.2% of revenue, in the first quarter of 2007 compared with $12.9 million, or 9.3% of revenue, in the first quarter of 2006. The decrease was primarily due to higher operating expenses, including higher restructuring charges. Following is a discussion of operating income by segment.

Integrated mixed-signal products operating income was $14.1 million, or 11.6% of segment revenue, in the first quarter of 2007 compared to $10.4 million, or 9.9% of segment revenue, in the first quarter of 2006. The increase in operating income was primarily attributable to higher revenues and improved gross margin, offset by higher operating expenses.

Structured digital products operating income was $3.0 million, or 10.3% of segment revenue, in the first quarter of 2007, compared to $6.4 million or 19.3% of segment revenue, in the first quarter of 2006. The decrease in operating income was primarily due to lower revenues, lower gross margin and higher operating expenses.

Segment operating income excludes share based compensation expense as we do not allocate this expense to our segments for internal planning and reporting purposes.

Net Interest Expense

Net interest expense for the first quarter of 2007 and the first quarter of 2006 was $4.3 million. A lower debt balance was offset by higher interest rates.

Other Expense

Other expense was $1.2 million in the first quarter of 2007, compared to $0.1 million in the first quarter of 2006. This increase was primarily due to expenses recorded in relation to our secondary common stock offering in the first quarter of 2007 and foreign exchange losses. The Company received no proceeds from the secondary offering.

Income Taxes

There was an income tax benefit of $1.5 million in the first quarter of 2007 compared with an income tax expense of $0.2 million in the first quarter of 2006. The effective tax rate in the first quarter of 2007 was not meaningful, and 2.3% in the first quarter of 2006. The income tax benefit in the first quarter of 2007 was due, in part, to a reduction in our valuation allowance for deferred tax assets and research and development tax credits. A benefit for the research and development tax credit was not recorded in the first quarter of 2006 because the research and development credit under the Internal Revenue Code had not yet been extended. We also have income that is recognized in lower tax jurisdictions.

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

We generated $14.1 million in cash from operating activities in the first quarter of 2007, compared to $12.5 million in cash from operating activities in the first quarter of 2006. The increase in operating cash flow was primarily due to less cash used for working capital.

Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first quarter of 2007 and 2006, we invested in capital equipment in the amounts of $10.9 million and $7.8 million, respectively. See “Capital Expenditures” below.

During the first quarter of 2007, we generated net cash from financing activities of $1.3 million and during the first quarter of 2006, we generated net cash from financing activities of $0.5 million, both due primarily to the issuance of common stock upon exercise of stock options, offset by payments on long-term debt.

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

Contractual Obligations and Contingent Liabilities and Commitments

As of March 31, 2007, other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments and the utilization of financial instruments discussed in Note 8, we have no off-balance sheet transactions. We are not a guarantor of any other entities’ debt or other financial obligations. There were no significant changes to our contractual obligations and contingent liabilities and commitments during the first quarter of 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006.

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

During October and November 2007, the Audit Committee of the Company conducted and completed a review of our February 2007 standard cost valuation of inventories and related issues. In connection with the February 2007 standard cost valuation of inventory, the Audit Committee review found that there were errors in certain aspects of the standard cost valuation process. In addition, in the course of its review, the Audit Committee found system coding issues that resulted in certain errors in recording inventory value. As a result, on November 5, 2007, we decided to restate our financial statements for the first and second quarters of fiscal year ended December 31, 2007. Unrelated to the Audit Committee’s review and findings described above, we also decided to restate certain line items in these quarters to correct amortization of a prepaid contract and the foreign exchange impact of an inter-company loan. The errors, along with other corrections made to our financial statements described above, resulted in an approximately $0.2 million understatement of net income for the three-month period ended March 31, 2007 and an overstatement of net income of $0.7 million for the three-month period ended June 30, 2007. Management has concluded that these errors resulted in a material weakness related to inventory accounting.

We are developing remediation plans with respect to the material weakness related to inventory, which was identified in 2007 as a result of the Audit Committee’s review. Our plans include enhancements to internal policies and guidelines with regard to standards change; system changes to facilitate more accurate reporting; and management oversight and assessment of staffing levels within the cost accounting function to identify any needed changes.

There were no other changes in our internal control over financial reporting, other than described above, during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In November 2007, as a result of an independent accounting review completed by our Audit Committee, we identified certain errors related to our inventory accounting that we concluded rose to the level of a “material weakness.” The errors resulted in an overstatement of gross margin of $0.5 million and an understatement of operating income and net income of $0.2 million for the three-month period ended March 31, 2007 and an overstatement of gross margin of $1.4 million, an overstatement of operating income of $1.2 million, and an overstatement of net income of $0.7 million for the three-month period ended June 30, 2007. We restated the financial statements for the three-month periods ended March 31, 2007 and June 30, 2007 and revised our assessment of internal control over financial reporting to include this additional material weakness when we filed our Forms 10-Q/A. We are reviewing remediation plans with respect to the control deficiencies related to cost of sales and inventory accounting in 2007. These plans include changes to accounting policies and guidelines with regard to standards changes; system changes to ensure accurate reporting; and staffing levels and reporting structures within the cost accounting function.

In connection with the preparation of our financial statements and other reports for the year ended December 31, 2005, we identified a deficiency in our internal control over financial reporting relating to revenue recognition that we concluded rose to the level of a “material weakness.” Our internal control over financial reporting was not designed to effectively identify when delivery of products to our customers had occurred and related revenue could accordingly be recognized. This material weakness was remediated in 2006. In the third quarter of 2006, we identified an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. On November 2, 2006, we concluded that this error was material to our consolidated financial statements for the year ended December 31, 2005. The error also affected our financial statements for the first and second quarters of 2006. We restated the financial statements for these periods. We further determined that a material weakness existed related to our income tax controls as of December 31, 2005, and revised our assessment of internal control over financial reporting to include this additional material weakness when we filed our Form 10-K/A. As of December 31, 2006, this material weakness was remediated.

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

Item 6:	Exhibits

(a) Exhibits

10.1	Amendment No. 2 Consent, Waiver and Agreement dated March 7, 2007, to the Credit Agreement dated as of April 1, 2005 (1)

10.2*	Key Manager Incentive Plan for 2007 (2)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the exhibits to our current report on Form 8-K, filed on March 13, 2007.
(2)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarterly period ended March 31, 2007, filed on May 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

	By:	/s/ JOSEPH PASSARELLO
Dated: November 12, 2007		Joseph Passarello
Chief Financial Officer