Form 10-Q/A
period 2007-06-30
AMIS HOLDINGS INC
filed 2007-11-13
CIK 1161963

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

AMIS Holdings, Inc.

i

FORWARD-LOOKING STATEMENTS

This quarterly report on Form 10-Q/A (Amendment No. 1) contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the failure to properly and efficiently operate our manufacturing facilities and to take the actions necessary to increase our gross margins and avoid manufacturing defects and unnecessary scrap, , failure to maintain and improve the quality and effectiveness of our internal controls over financial reporting, the impact of our Audit Committee’s completed accounting review and the related restatement of financial statements, our ability to manage the availability, capacity and quality of our subcontractors, manufacturing underutilization, changes in the conditions affecting our target markets, fluctuations in customer demand, timing and success of new products, loss of key personnel, the failure to properly execute on anticipated restructuring plans, general economic and political uncertainty, failure to successfully integrate the NanoAmp Solutions business, conditions in the semiconductor industry, the other factors identified under “Factors that May Affect Our Business and Future Results” in Item 1A “Risk Factors” in this quarterly report on Form 10-Q/A (Amendment No. 1) and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this quarterly report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

ii

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-Q/A to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, filed with the Securities and Exchange Commission (SEC) on July 25, 2007 is being filed to restate our condensed consolidated financial statements and other financial information to give effect to adjustments resulting from the identification of errors primarily related to our inventory accounting as of June 30, 2007 and for the three and six months then ended. We added a revised disclosure in Note 2 to the Condensed Consolidated Financial Statements discussing the restatement and renumbered the original footnotes accordingly. This Form 10-Q/A (Amendment No. 1) amends and restates Part I – Items 1, and 4 and Part II – Items 1A and 6 of the July 25, 2007 filing, in each case to reflect only the adjustments described herein and the filing of restated financial statements as discussed above, and no other information in our July 25, 2007 filing is amended hereby. Except for the foregoing amended information, this Form 10-Q/A (Amendment No. 1) filing does not reflect events occurring after July 25, 2007.

iii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007 (Restated, Unaudited)	December 31, 2006
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$77.8	$77.1
Accounts receivable, net	108.4	110.1
Inventories	89.2	77.5
Deferred tax assets	4.4	3.9
Prepaid expenses	12.9	17.0
Other current assets	18.6	15.3

Total current assets	311.3	300.9

Property, plant and equipment, net	218.6	215.9
Goodwill, net	90.5	89.1
Other intangibles, net	91.4	100.6
Deferred tax assets	65.4	61.3
Other long-term assets	31.2	23.4

Total assets	$808.4	$791.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$49.2	$56.5
Accrued expenses and other current liabilities	61.7	58.4
Current portion of long-term debt	2.8	2.8
Foreign deferred tax liability	0.8	2.3
Income taxes payable	0.2	1.7

Total current liabilities	114.7	121.7

Long-term debt, less current portion	275.4	276.8
Other long-term liabilities	11.9	10.0

Total liabilities	402.0	408.5

Stockholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	560.7	553.6
Accumulated deficit	(200.9)	(211.5)
Accumulated other comprehensive income and other	45.7	39.7

Total stockholders’ equity	406.4	382.7

Total liabilities and stockholders’ equity	$808.4	$791.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended:		Six Months Ended:
	June 30, 2007 (Restated)	July 1, 2006	June 30, 2007 (Restated)	July 1, 2006
	(In millions, except per share data)
Revenue	$157.0	$150.7	$307.4	$289.3
Cost of revenue	87.9	82.6	170.0	158.2

	69.1	68.1	137.4	131.1

Operating expenses:
Research and development	26.4	26.8	52.8	50.9
Selling, general and administrative	23.9	20.6	45.4	40.4
Amortization of acquisition-related intangible assets	5.2	4.3	10.2	8.4
Restructuring and impairment charges	5.2	2.7	11.3	4.8

	60.7	54.4	119.7	104.5

Operating income	8.4	13.7	17.7	26.6

Other income (expense):
Interest income	0.9	1.0	1.6	1.8
Interest expense	(5.1)	(5.5)	(10.1)	(10.5)
Other income (expense), net	(0.3)	(0.1)	(1.5)	(0.1)

	(4.5)	(4.6)	(10.0)	(8.8)

Income before income taxes	3.9	9.1	7.7	17.8
Provision for (benefit from) income taxes	(2.4)	0.9	(3.9)	1.1

Net income	$6.3	$8.2	$11.6	$16.7

Basic net income per share	$0.07	$0.09	$0.13	$0.19

Diluted net income per share	$0.07	$0.09	$0.13	$0.19

Weighted average number of shares used in calculating basic net income per share	88.8	87.6	88.6	87.2
Weighted average number of shares used in calculating diluted net income per share	89.8	89.2	89.7	89.2

See accompanying notes to unaudited condensed consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended:
	June 30, 2007 (Restated)	July 1, 2006
	(In millions)
Cash flows from operating activities
Net income	$11.6	$16.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	35.6	33.0
Amortization of deferred financing costs	0.3	0.4
Share-based compensation expense	3.7	3.9
Restructuring charges, net of cash expended	1.4	—
Impairment of equipment	2.6	—
Benefit from deferred income taxes	(5.5)	(2.8)
Loss on retirement of property, plant and equipment	0.8	0.1
Changes in operating assets and liabilities:
Accounts receivable	2.7	(6.7)
Inventories	(11.1)	(8.7)
Prepaid expenses and other assets	2.7	2.3
Accounts payable	(8.8)	(5.7)
Accrued expenses and other liabilities	(10.7)	(4.5)

Net cash provided by operating activities	25.3	28.0
Cash flows from investing activities
Purchases of property, plant and equipment	(25.5)	(17.6)
Changes in restricted cash	0.4	—
Changes in other assets	(1.5)	(2.0)
Purchase of a business	(0.7)	—

Net cash used in investing activities	(27.3)	(19.6)
Cash flows from financing activities
Payments on long-term debt	(1.4)	(1.6)
Debt issuance costs	—	(0.1)
Proceeds from exercise of stock options for common stock and employee stock purchase plan	3.4	1.4

Net cash provided by (used in) financing activities	2.0	(0.3)
Effect of exchange rate changes on cash and cash equivalents	0.7	3.7

Net increase in cash and cash equivalents	0.7	11.8
Cash and cash equivalents at beginning of year	77.1	96.7

Cash and cash equivalents at end of period	$77.8	$108.5

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

Note 2: Restatement of Financial Statements

The Company restated its historical condensed consolidated financial statements for the three- and six-month periods ended June 30, 2007. During October 2007, the Audit Committee of the Board of Directors, which is comprised solely of independent directors, reviewed the Company’s February 2007 standard cost valuation of inventories and related issues. The Audit Committee’s review was conducted with the assistance of independent accounting and legal advisors. After the Audit Committee completed its review, the Company, in consultation with its independent registered public accounting firm, decided on November 5, 2007 to restate the financial statements for the first and second quarters of the fiscal year ended December 31, 2007. In connection with the February 2007 standard cost valuation, the Audit Committee review found that the Company made errors in certain aspects of the standard cost process. In addition, in the course of its review, the Audit Committee found system coding issues that resulted in certain errors in the Company’s recording of inventory value. Management has also made the decision to restate certain line items for the three and six-month periods ended June 30, 2007 related to incorrect amortization of a prepaid contract and the foreign exchange impact of an inter-company loan that was classified incorrectly. These changes are unrelated to the previously discussed Audit Committee review.

The following tables set forth the effects of the restatement on the Company’s previously reported statement of operations for the three- and six-month periods ended June 30, 2007 (in millions, except per share amounts):

Three Months Ended: June 30, 2007	As Previously Reported	Adjustments	As Restated
Cost of revenue	$86.5	$1.4	$87.9

Gross margin	70.5	(1.4)	69.1
Research and development	26.6	(0.2)	26.4

Operating expenses	60.9	(0.2)	60.7

Operating income	9.6	(1.2)	8.4
Other expense	(4.6)	0.1	(4.5)

Income before income taxes	5.0	(1.1)	3.9
Provision for income taxes	(2.0)	(0.4)	(2.4)

Net income	$7.0	$(0.7)	$6.3

Basic net income per share	$0.08	$(0.01)	$0.07
Diluted net income per share	$0.08	$(0.01)	$0.07

Six Months Ended: June 30, 2007	As Previously Reported	Adjustments	As Restated
Cost of revenue	$169.1	$0.9	$170.0

Gross margin	138.3	(0.9)	137.4
Selling, general and administrative	45.3	0.1	45.4

Operating expenses	119.6	0.1	119.7

Operating income	18.7	(1.0)	17.7
Other expense	(10.2)	0.2	(10.0)

Income before income taxes	8.5	(0.8)	7.7
Provision for income taxes	(3.6)	(0.3)	(3.9)

Net income	$12.1	$(0.5)	$11.6

Basic net income per share	$0.14	$(0.01)	$0.13
Diluted net income per share	$0.13	$—	$0.13

The following table presents the effect of the restatement on the condensed consolidated balance sheets as of June 30, 2007 (in millions):

Selected Balance Sheet Data at June 30, 2007	As Previously Reported	Adjustments	As Restated
Inventories	$90.0	$(0.8)	$89.2
Deferred tax assets (short-term)	4.5	(0.1)	4.4

Total current assets	312.2	(0.9)	311.3

Deferred tax assets (long-term)	65.0	0.4	65.4
Other long-term assets	31.3	(0.1)	31.2

Total assets	$809.0	$(0.6)	$808.4

Accumulated deficit	(200.4)	(0.5)	(200.9)
Accumulated other comprehensive income and other	45.8	(0.1)	45.7

Total stockholders’ equity	$407.0	$(0.6)	$406.4

Total liabilities and stockholders’ equity	$809.0	$(0.6)	$808.4

The following table presents the effect of the restatement on the individual line items on the condensed consolidated statements of cash flows for the six months ended June 30, 2007 (in millions):

	Six months ended: June 30, 2007
	As Previously Reported	Adjustments	As Restated
Net income	$12.1	$(0.5)	$11.6
Depreciation and amortization	35.8	(0.2)	35.6
Benefit from deferred income taxes	(5.3)	(0.2)	(5.5)
Changes in operating assets and liabilities:
Accounts Receivable	2.8	(0.1)	2.7
Inventories	(12.0)	0.9	(11.1)

Net cash provided by operating activities	$25.4	$(0.1)	$25.3

Changes in other assets	(1.7)	0.2	(1.5)

Net cash used in investing activities	$(27.5)	$0.2	$(27.3)

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

Note 4: Inventories

Inventories consist of the following (in millions):

	June 30, 2007 (Restated)	December 31, 2006
Raw materials	$7.5	$5.8
Work-in-process	51.3	44.5
Finished goods	30.4	27.2

	$89.2	$77.5

Note 5: Net Income per Share

Basic net income per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the effect of common stock equivalents, consisting of stock options, RSUs and warrants, if the effect of their inclusion is dilutive.

The following table sets forth the computation of basic and diluted net income per share (in millions):

	Three Months Ended:		Six Months Ended:
	June 30, 2007 (Restated)	July 1, 2006	June 30, 2007 (Restated)	July 1, 2006
Numerator (Basic and Diluted):
Net income	$6.3	$8.2	$11.6	$16.7
Denominator:
Weighted average shares outstanding-basic	88.8	87.6	88.6	87.2
Stock options, RSUs and warrants (treasury stock method)	1.0	1.6	1.1	2.0

Weighted average shares outstanding-diluted	89.8	89.2	89.7	89.2

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

Note 8: Financial Instruments

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

Note 9: Comprehensive Income

	For the three months ended:		For the six months ended:
	June 30, 2007 (Restated)	July 1, 2006	June 30, 2007 (Restated)	July 1, 2006
	(in millions)
Net income	$6.3	$8.2	$11.6	$16.7
Unrealized gains related to changes in cumulative translation adjustment	2.7	13.2	5.9	19.7
Unrealized losses related to derivative activity	—	(1.3)	—	(1.6)

Comprehensive income	$9.0	$20.1	$17.5	$34.8

Note 10: Restructuring and Impairment Charges

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

Note 12: Segment Reporting

The Company has two reportable segments: Integrated Mixed-Signal Products and Structured Digital Products. Each segment is composed of product families with similar technological requirements. Information about segments (in millions):

Integrated Mixed-Signal Products

	Three Months Ended:		Six Months Ended:
	June 30, 2007 (Restated)	July 1, 2006	June 30, 2007 (Restated)	July 1, 2006
Net revenue from external customers	$127.0	$115.3	$248.3	$220.8
Segment operating income	$12.5	$9.7	$26.6	$20.1
Structured Digital Products
	Three Months Ended:		Six Months Ended:
	June 30, 2007 (Restated)	July 1, 2006	June 30, 2007 (Restated)	July 1, 2006
Net revenue from external customers	$30.0	$35.4	$59.1	$68.5
Segment operating income	$3.1	$8.8	$6.1	$15.2
Business Segment Subtotal
	Three Months Ended:		Six Months Ended:
	June 30, 2007 (Restated)	July 1, 2006	June 30, 2007 (Restated)	July 1, 2006
Net revenue from external customers	$157.0	$150.7	$307.4	$289.3
Segment operating income	$15.6	$18.5	$32.7	$35.3
Reconciliation to Operating Income
	Three Months Ended:		Six Months Ended:
	June 30, 2007 (Restated)	July 1, 2006	June 30, 2007 (Restated)	July 1, 2006
Total operating income for reportable segments	$15.6	$18.5	$32.7	$35.3
Unallocated amounts:
Share-based compensation expense	(2.0)	(2.1)	(3.7)	(3.9)
Restructuring and impairment charges	(5.2)	(2.7)	(11.3)	(4.8)

Operating income	$8.4	$13.7	$17.7	$26.6

Note 13: Contingencies

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

Note 14: Acquisitions

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

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q/A (Amendment No. 1). Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Factors That May Affect Our Business and Future Results” in Part II, Item 1A, “Risk Factors,” in this quarterly report on Form 10-Q/A (Amendment No. 1) for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the Company” refer to AMIS Holdings, Inc., and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly owned subsidiary of the Company.

Restatement of Previously Issued Financial Statements

As discussed more fully in Note 2, Restatement of Financial Statements, in Item 1 of this Form 10-Q/A (Amendment No. 1), we have restated our consolidated financial statements as of and for the three- and six-months ended June 30, 2007. This discussion and analysis should be read in conjunction with the restated consolidated financial statements and notes appearing in Item 1 of this Quarterly Report on Form 10-Q/A (Amendment No. 1).

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

We work closely with our customers, and we have been supplying many of our customers for over ten years. Our current customers include industry leaders such as Alcatel, General Electric, Hella, Schneider, and Siemens. We believe we are the sole-source provider for the majority of our integrated mixed-signal products, and due to the nature of our products and the markets we serve, we estimate our average product life to be eight to ten years. We have been leveraging our end market expertise and intellectual property to increase the share of our revenue that is derived from application- specific standard products in order to broaden our offering to customers and to improve returns on our research and development investment.

When evaluating our business, we generally look at financial measures such as revenue, gross margins and operating margins. We also use internal tracking measures such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity was strong in the first six months of 2007. Three-year forecasted revenue for design wins was a record high, increasing in the second quarter of 2007 over the first quarter of 2007. Capacity utilization was 82% in the second quarter of 2007, compared to 81% in the first quarter of 2007. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Gross margins could be negatively affected in the future if capacity utilization were to decline. Other key metrics we use to analyze our business include days sales outstanding (DSO) and days of inventory. DSO decreased to 63 days in the second quarter of 2007, down one day sequentially. Days of inventory increased to 101 in the second quarter of 2007, up one day sequentially, due to increased inventory levels built in anticipation of the closing of Fab 1 and an increased level of raw materials due to market constraints on the availability of silicon.

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

In September 2006, we acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc., for approximately $21.8 million in cash. NanoAmp Solutions specializes in low-voltage and ULP memory and ASIC solutions for the wireless communication, industrial, medical and networking market segments. Results of operations for 2007 include this business. Results of operations for 2006 include this business from the date of acquisition.

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

Gross Profit

Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit was

$69.1 million and $137.4 million, or 44.0% and 44.7% of revenue, in the second quarter and first six months of 2007, respectively, compared to $68.1 million and $131.1 million, or 45.2% and 45.3% of revenue, in the second quarter and first six months of 2006, respectively. The decrease in gross profit margin was primarily due to an unfavorable product mix, partially offset by the benefits from operational improvements, both in our fabs and our test operations, and higher development margin.

Operating Expenses

Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development of unfunded projects. Research and development expenses were $26.4 million and $52.8 million, or 16.8% and 17.2% of revenue, in the second quarter and first six months of 2007, respectively, compared to $26.8 million and $50.9 million, or 17.8% and 17.6% of revenue, in the second quarter and first six months of 2006, respectively. The year to date change in research and development expense was due primarily to the incremental expense from our acquired companies.

Selling, general and administrative expenses consist primarily of commissions to sales representatives, salaries and commissions of sales and marketing personnel, advertising and communication costs, salaries of our administrative staff, and professional and advisory fees. Selling, general and administrative expenses were $23.9 million and $45.4 million, or 15.2% and 14.8% of revenue, in the second quarter and first six months of 2007, respectively, compared to $20.6 million and $40.4 million, or 13.7% and 14.0% of revenue, in the second quarter and first six months of 2006, respectively. The increase was primarily due to a bad debt expense of $1.1 million recorded in the second quarter, in addition to the $1.1 million recorded in the first quarter of 2007, due to the bankruptcy of a former distributor and the incremental expense from our acquired companies.

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

We recorded $5.2 million and $11.3 million in restructuring and impairment charges in the second quarter and first six months of 2007, respectively, compared to $2.7 million and $4.8 million in the second quarter and first six months of 2006, respectively. The amounts charged in the second quarter and first six months of 2007 relate primarily to severance and other costs as part of our two 2007 restructuring plans and our 2005 restructuring plan related to the consolidation of our Fab 1 into our Fab 2 facility in Belgium. In addition, we evaluated various software licenses during the second quarter of 2007 and determined that the carrying value of several exceeded the future benefit to the Company due to the actions with regard to the restructuring. Therefore, an impairment loss of $2.4 million was recorded. In December 2006, we decided to dispose of certain testers that were no longer useful. We determined that the carrying values of the testers exceeded their fair values and recorded an impairment loss of $0.6 million. In the first quarter of 2007, we sold one of the testers for $0.5 million, recording an additional impairment loss of $0.1 million. We also recorded an additional impairment loss of $0.1 million for the remaining tester that is being held for sale. The amounts charged in the second quarter and first six months of 2006 related to our 2006 restructuring plan, our 2005 restructuring plan related to the consolidation of our Fab 1 into our Fab 2 facility in Belgium and our 2004 restructuring plan related to the relocation of our Philippines facility, combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. Refer to Note 10 to the condensed consolidated financial statements contained elsewhere in this report on Form 10-Q/A (Amendment No. 1) for additional information.

Operating Income

Operating income decreased to $8.4 million and $17.7 million, or 5.4% and 5.8% of revenue, in the second quarter and first six months of 2007, respectively, compared with $13.7 million and $26.6 million, or 9.1% and 9.2% of revenue, in the second quarter and first six months of 2006, respectively. The decrease was primarily due to higher operating expenses, including higher restructuring charges. Following is a discussion of operating income by segment.

Integrated mixed-signal products operating income was $12.5 million and $26.6 million, or 9.8% and 10.7% of segment revenue, in the second quarter and first six months of 2007, respectively, compared to

$9.7 million and $20.1 million, or 8.4% and 9.1% of segment revenue, in the second quarter and first six months of 2006, respectively. The increase in operating income was primarily attributable to higher revenues and improved gross margin, offset by higher operating expenses.

Structured digital products operating income decreased to $3.1 million and $6.1 million, or 10.3% of segment revenue, in the second quarter and first six months of 2007, respectively, from $8.8 million and $15.2 million, or 24.9% and 22.2% of segment revenue, in the second quarter and first six months of 2006, respectively. The decrease in operating income was primarily due to lower revenues, lower gross margin and higher operating expenses.

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

Other Expense

Other expense for the second quarter and first six months of 2007 was $0.3 million and $1.5 million, respectively, compared to $0.1 million in the second quarter and first six months of 2006, respectively. This increase was primarily due to expenses recorded in relation to our secondary common stock offering in the first quarter of 2007 and foreign exchange losses. The Company received no proceeds from the secondary offering.

Income Taxes

There were income tax benefits of $2.4 million and $3.9 million in the second quarter and first six months of 2007, respectively, compared with income tax expenses of $0.9 million and $1.1 million in the second quarter and first six months of 2006, respectively. Because of the tax benefits, the effective tax rate in the second quarter and first six months of 2007 was not meaningful. The income tax benefits in the second quarter and first six months of 2007 were primarily due to a reduction in our valuation allowance for deferred tax assets, an increase in research and development tax credits, a one-time German tax refund and income that is recognized in lower tax jurisdictions. The effective tax rate was 9.9% in the second quarter of 2006 and 6.2% in the first six months of 2006.

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

We generated $25.3 million in cash from operating activities in the first six months of 2007, compared to $28.0 million in cash from operating activities in the first six months of 2006. The decrease in operating cash flow was primarily due to lower net income.

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

There were no other changes in our internal control over financial reporting, other than described above, during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we have purchased other businesses or their assets. In November 2004, we acquired substantially all of the assets of Dspfactory Ltd. In September 2005, we purchased substantially all of the assets and certain liabilities of the semiconductor business of Flextronics International USA Inc., for approximately $138.5 million in cash. In July 2006, we acquired certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado, for approximately $6.0 million in cash and in September 2006 we acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc., for approximately $21.8 million in cash. These, as well as any future acquisitions, are accompanied by risks, including the following:

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

Item 6:	Exhibits

(a) Exhibits

10.1*	Summary of Compensation Arrangement with Joseph Passarello (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.
(1)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarterly period ended June 30, 2007, filed on July 25, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

	By:	/s/ JOSEPH PASSARELLO
Dated: November 12, 2007		Joseph Passarello
Chief Financial Officer