Form 10-Q
period 2007-09-29
AMIS HOLDINGS INC
filed 2007-11-13
CIK 1161963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2007

or

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

Yes  ☐    No  ☒

Indicate the number of shares of the registrant’s common stock outstanding as of November 8, 2007: 89,361,516.

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

ii

Restatement – Explanatory Note

As described in more detail in Note 2 to the Condensed Consolidated Financial Statements, on November 5, 2007, we decided to restate our financial statements for the first and second quarters of the fiscal year ending December 31, 2007 following an accounting review by our Audit Committee of the Board of Directors of our February 2007 standard cost valuation of inventories and related issues. As a result, the previously issued financial statements for these periods may no longer be relied upon. The financial information presented in this Quarterly Report on Form 10-Q reflects adjustments resulting from the foregoing accounting review. Please read Note 2 to the Condensed Consolidated Financial Statements for more information.

iii

PART I: FINANCIAL INFORMATION

Item 1: Financial Statements

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

As described in “Restatement-Explanatory Note” in the forepart of this quarterly report on Form 10-Q, we intend to restate certain of our Unaudited Condensed Consolidated Financial Statements and related notes.

	September 29, 2007 (Unaudited)	December 31, 2006
	(In millions)
ASSETS
Current assets:
Cash and cash equivalents	$89.3	$77.1
Accounts receivable, net	104.4	110.1
Inventories	89.6	77.5
Deferred tax assets	4.2	3.9
Prepaid expenses	15.5	17.0
Other current assets	14.8	15.3

Total current assets	317.8	300.9

Property, plant and equipment, net	226.2	215.9
Goodwill, net	93.4	89.1
Other intangibles, net	88.6	100.6
Deferred tax assets	67.3	61.3
Other long-term assets	30.4	23.4

Total assets	$823.7	$791.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$41.7	$56.5
Accrued expenses and other current liabilities	60.9	58.4
Current portion of long-term debt	2.8	2.8
Foreign deferred tax liability	0.2	2.3
Income taxes payable	0.2	1.7

Total current liabilities	105.8	121.7

Long-term debt, less current portion	274.7	276.8
Other long-term liabilities	11.3	10.0

Total liabilities	391.8	408.5

Stockholders’ equity:
Common stock	0.9	0.9
Additional paid-in capital	563.7	553.6
Accumulated deficit	(193.1)	(211.5)
Accumulated other comprehensive income and other	60.4	39.7

Total stockholders’ equity	431.9	382.7

Total liabilities and stockholders’ equity	$823.7	$791.2

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended:		Nine Months Ended:
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
			(Restated, Unaudited)
	(In millions, except per share data)
Revenue	$154.6	$159.3	$462.0	$448.6
Cost of revenue	86.6	89.5	256.6	247.7

	68.0	69.8	205.4	200.9

Operating expenses:
Research and development	25.5	27.3	78.3	78.2
Selling, general and administrative	20.1	21.5	65.5	61.9
Amortization of acquisition-related intangible assets	5.2	4.6	15.4	13.0
Restructuring and impairment charges	4.3	1.1	15.6	5.9

	55.1	54.5	174.8	159.0

Operating income	12.9	15.3	30.6	41.9

Other income (expense):
Interest income	1.0	1.0	2.6	2.8
Interest expense	(5.5)	(5.8)	(15.6)	(16.3)
Other income (expense), net	(1.5)	0.1	(3.0)	0.1

	(6.0)	(4.7)	(16.0)	(13.4)

Income before income taxes	6.9	10.6	14.6	28.5
Provision for (benefit from) income taxes	(0.9)	2.0	(4.8)	3.1

Net income	$7.8	$8.6	$19.4	$25.4

Basic net income per share	$0.09	$0.10	$0.22	$0.29

Diluted net income per share	$0.09	$0.10	$0.22	$0.28

Weighted-average number of shares used in calculating basic net income per share	89.2	87.8	88.8	87.4
Weighted-average number of shares used in calculating diluted net income per share	90.0	89.5	89.8	89.3

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended:
	September 29, 2007	September 30, 2006
	(Restated, Unaudited)
	(In millions)
Cash flows from operating activities
Net income	$19.4	$25.4
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	52.8	50.4
Write-off of deferred financing fees	—	0.1
Amortization of deferred financing costs	0.5	0.6
Share-based compensation expense	5.6	5.9
Restructuring charges, net of cash expended	2.7	—
Impairment of equipment	2.7	—
Benefit from deferred income taxes	(6.3)	(3.4)
Loss on retirement of property, plant and equipment	0.8	0.4
Changes in operating assets and liabilities:
Accounts receivable	9.2	(7.8)
Inventories	(9.3)	(6.2)
Prepaid expenses and other assets	2.0	(3.4)
Accounts payable	(17.5)	—
Accrued expenses and other liabilities	(13.8)	(9.5)

Net cash provided by operating activities	48.8	52.5
Cash flows from investing activities
Purchases of property, plant and equipment	(41.0)	(30.5)
Changes in restricted cash	0.8	—
Changes in other assets	(3.6)	(3.4)
Purchase of a business	(0.7)	(27.0)

Net cash used in investing activities	(44.5)	(60.9)
Cash flows from financing activities
Payments on long-term debt	(2.1)	(2.4)
Debt issuance costs	(0.6)	(0.1)
Proceeds from exercise of stock options for common stock and employee stock purchase plan	4.5	2.6

Net cash provided by financing activities	1.8	0.1
Effect of exchange rate changes on cash and cash equivalents	6.1	3.1

Net increase (decrease) in cash and cash equivalents	12.2	(5.2)
Cash and cash equivalents at beginning of year	77.1	96.7

Cash and cash equivalents at end of period	$89.3	$91.5

See accompanying notes to Unaudited Condensed Consolidated Financial Statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

September 29, 2007

Note 1: Basis of Presentation and Significant Accounting Policies

The financial statements have been prepared on a consolidated basis in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. The consolidated financial statements include the accounts of AMIS Holdings, Inc. (the “Company”), and its wholly and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation.

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

On March 22, 2007, a registration statement filed by the Company was declared effective pursuant to which certain shareholders, including affiliates of Francisco Partners and Citicorp Venture Capital (CVC) Equity Partners (now Court Square Capital), offered 17.0 million shares of common stock. The selling shareholders granted an option to purchase up to approximately 2.6 million additional shares of common stock to the underwriters of the offering to cover over-allotments. The offering price was $10.75 per share. Francisco Partners and CVC sold approximately 19.2 million shares pursuant to the underwritten offering. The Company did not receive any proceeds from the offering. The expense associated with this registration was approximately $0.8 million and is recorded in other expense on the accompanying Unaudited Condensed Consolidated Statements of Income.

Foreign Currency

The local currencies are the functional currencies for the Company’s fabrication facilities, sales operations and/or product design centers outside of the United States, except for the Company’s operations in the Philippines. Cumulative translation adjustments that result from the process of translating these entities’ financial statements into U.S. dollars are included as a component of other comprehensive income.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) Issued Statement of Financial Accounting Standards (SFAS) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. The Company does not believe that this guidance will have a material impact on its results of operations or financial position.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company does not believe that this guidance will have a material impact on its results of operations or financial position.

Note 2: Restatement of Financial Statements

The Company has announced that it intends to restate its consolidated financial statements for each of the first two fiscal quarters of 2007. During October 2007, the Audit Committee of the Company’s Board of Directors, which is comprised solely of independent directors, reviewed the Company’s February 2007 standard cost valuation of inventories and related issues. The Audit Committee’s review was conducted with the assistance of independent accounting and legal advisors. After the Audit Committee completed its review, the Company decided on November 5, 2007, in consultation with its independent registered public accounting firm, to restate the financial statements for the first and second quarters of the fiscal year ended December 31, 2007. In connection with the February 2007 standard cost valuation, the Audit Committee review found that the Company made errors in certain aspects of the standard cost process. In addition, in the course of its review, the Audit Committee found system coding issues that resulted in certain errors in the Company’s recording of inventory value. Management has also made the decision to restate certain line items for each of the restated quarters related to incorrect amortization of a prepaid contract and the foreign exchange impact of an inter-company loan that was classified incorrectly. Amendments to the Company’s reports on Form 10-Q for the periods ending on March 31, 2007 and June 30, 2007 will be filed to reflect these numbers.

The statement of income and statement of cash flows for the nine months ended September 29, 2007 are presented reflecting the restated amounts for the first and second quarters of 2007.

The following tables set forth the effects of the restatement on the Company’s previously reported statements of operations for the first two quarters of 2007 (in millions, except per share amounts):

Three Months Ended: March 31, 2007	As Previously Reported	Adjustments	As Restated (Unaudited)
Cost of revenue	$82.6	$(0.5)	$82.1

Gross margin	67.8	0.5	68.3
Research and development	26.2	0.2	26.4
Selling, general and administrative	21.4	0.1	21.5

Operating expenses	58.7	0.3	59.0

Operating income	9.1	0.2	9.3
Other expense	(5.6)	0.1	(5.5)

Income before income taxes	3.5	0.3	3.8
Provision for income taxes	(1.6)	0.1	(1.5)

Net income	$5.1	$0.2	$5.3

Basic net income per share	$0.06	$—	$0.06
Diluted net income per share	$0.06	$—	$0.06

Three Months Ended: June 30, 2007	As Previously Reported	Adjustments	As Restated (Unaudited)
Cost of revenue	$86.5	$1.4	$87.9

Gross margin	70.5	(1.4)	69.1
Research and development	26.6	(0.2)	26.4

Operating expenses	60.9	(0.2)	60.7

Operating income	9.6	(1.2)	8.4
Other expense	(4.6)	0.1	(4.5)

Income before income taxes	5.0	(1.1)	3.9
Provision for income taxes	(2.0)	(0.4)	(2.4)

Net income	$7.0	$(0.7)	$6.3

Basic net income per share	$0.08	$(0.01)	$0.07
Diluted net income per share	$0.08	$(0.01)	$0.07

Note 3: Share-Based Compensation

The Company accounts for share-based compensation in accordance with SFAS No. 123 (revised 2004), which requires all share-based payments to employees to be recognized in the financial statements based on their fair values. The Company incurred a total of $1.9 million and $5.6 million for share-based compensation expense for the three- and nine-month periods ended September 29, 2007, and $0.3 million of total share-based compensation was capitalized as inventory as of September 29, 2007. As of September 29, 2007, the total compensation cost related to unvested share-based awards granted to employees under our stock option plans but not yet recognized was approximately $14.5 million, net of estimated forfeitures of $5.6 million. There was approximately $6.9 million of total unrecognized compensation cost related to the Restricted Stock Units (RSUs), net of estimated forfeitures of $1.2 million. The total unrecognized compensation expense related to the employee stock purchase plan was immaterial to the consolidated financial statements.

Note 4: Inventories

Inventories consist of the following (in millions):

	September 29, 2007	December 31, 2006
Raw materials	$9.0	$5.8
Work-in-process	54.6	44.5
Finished goods	26.0	27.2

	$89.6	$77.5

Note 5: Net Income per Share

Basic net income per share is based on the weighted-average number of shares of common stock outstanding during the period. Diluted net income per share also includes the effect of common stock equivalents, consisting of stock options, RSUs and warrants, if the effect of their inclusion is dilutive.

The following table sets forth the computation of basic and diluted net income per share (in millions):

	Three Months Ended:		Nine Months Ended:
	September 29, 2007 (Restated)	September 30, 2006	September 29, 2007 (Restated)	September 30, 2006
Numerator (Basic and Diluted):
Net income	$7.8	$8.6	$19.4	$25.4
Denominator:
Weighted-average shares outstanding-basic	89.2	87.8	88.8	87.4
Stock options, RSUs and warrants (treasury stock method)	0.8	1.7	1.0	1.9

Weighted-average shares outstanding-diluted	90.0	89.5	89.8	89.3

Options to purchase 7.7 million and 5.3 million shares of common stock and warrants to purchase 4.6 million shares of common stock were outstanding at September 29, 2007, and September 30, 2006, respectively, but were not included in the computation of diluted earnings per share as the effect would be anti-dilutive.

For the quarter ended September 29, 2007, 0.4 million shares of common stock were issued upon exercise of stock options and awarded RSUs and under the employee stock purchase plan.

Note 6: Income Taxes

Income taxes are recorded based on the liability method, which requires recognition of deferred tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse. A valuation allowance is recorded to reduce the Company’s deferred tax asset to an amount determined to be more likely than not to be realized based on management’s analysis of past operating results, future reversals of existing taxable temporary differences and projected taxable income, including tax strategies available to generate future taxable income. Based on projections of taxable income for the remainder of 2007 and for future periods, during the three- and nine-month periods ended September 29, 2007, the Company reversed approximately $1.6 million and $4.7 million of the valuation allowance, respectively. Management’s analysis of future taxable income is subject to a wide range of variables, many of which involve estimates, and therefore, the Company’s deferred tax asset may not be ultimately realized in full.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and financial reporting for uncertainties in income taxes. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the implementation of FIN 48, the Company recognized approximately $0.9 million increase in the liability for uncertain tax positions, which included interest and penalties and was accounted for as a reduction to the January 1, 2007, balance of retained earnings on the accompanying Unaudited Condensed Consolidated Balance Sheet.

As of January 1, 2007, the Company had recognized a total liability relating to uncertain tax positions of approximately $5.2 million. During the third quarter and the first nine months of 2007, the Company recognized increases in the total liability for uncertain international tax positions of approximately $0.7 million and $1.7 million, respectively. The Company expects to recognize a net increase (offset by a decrease related to the lapse of an applicable statute of limitations) in its liability for uncertain tax positions in 2007, of approximately $1.3 million relating to uncertain international tax positions taken in prior years.

The total amount of the unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate is approximately $6.4 million. The Company reclassified approximately $4.3 million of this liability as of December 31, 2006, from long-term assets to other long-term liabilities on the Condensed Consolidated Balance Sheet. Consistent with the provisions of FIN 48, the amounts are classified as long-term because payment of cash is not anticipated within one year of the balance sheet date.

The Company accrues interest and penalties related to the liability for uncertain tax positions in income tax expense, and the related liability is included in other long-term liabilities on the accompanying Unaudited Condensed Consolidated Balance Sheet. As of January 1, 2007, the Company had recognized interest and penalties of approximately $0.8 million. There have been no material changes in interest and penalties for the nine-month period ending September 29, 2007.

The Company or its subsidiaries file income tax returns in the U.S. federal jurisdiction and in various states and foreign jurisdictions. Major tax jurisdictions include the U.S. and Belgium. All years from 2000 in the U.S. and from 2004 in Belgium to the current year remain open and subject to examination.

Note 7: Long-Term Debt

The Company and AMI Semiconductor, Inc., its wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan of $320.0 million and a $90.0 million revolving credit facility. The term loan requires principal payments of approximately $0.7 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on September 29, 2007, was 7.1%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. The balance outstanding of the senior secured term loan at September 29, 2007, was approximately $277.5 million, and no amount was outstanding under the revolving credit facility as of September 29, 2007.

During August 2007, the Company amended the senior secured term loan and revolving credit facility to allow the Company to issue up to $225 million of subordinated debt in the form of convertible notes to be used for the repurchase of shares of the Company’s common stock and/or for acquisitions, to adjust the applicable interest rates on the outstanding principal balance of the debt, to increase the maximum allowable leverage ratios in the event that the Company issues the subordinated debt, to permit the sale, license or other transfer of up to $75.0 million worth of intellectual property to one or more foreign subsidiaries; and to allow foreign subsidiaries to incur an additional $55.0 million in subordinated debt to finance these intellectual property transfers, and to make other minor revisions. Fees associated with this amendment were recorded in deferred financing costs on the accompanying Unaudited Condensed Consolidated Balance Sheet.

During March 2007, the Company amended the senior secured term loan and revolving credit facility to provide an additional uncommitted $150.0 million incremental term loan for general corporate purposes, to amend the use of proceeds definition to allow for dividends and stock buybacks of up to $50.0 million under the revolving credit facility so long as specific leverage and excess cash flow tests are met, and to make other minor revisions.

The facilities require the Company to maintain a minimum consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. The Company was in compliance with these covenants as of September 29, 2007.

During January 2005, one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA, obtained a letter of credit in association with the relocation to a new facility in the Philippines. The letter of credit is for $6.0 million, of which approximately $3.0 million was collateralized with a cash deposit recorded as restricted cash. The face value of the letter of credit decreases every six months beginning June 30, 2006, by approximately $0.2 million for 15 years, and the approximately $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The cash deposit of approximately $3.0 million has been reduced by approximately $0.6 million and amounts to approximately $2.4 million as of September 29, 2007, which is included in other current and long-term assets. The bank issuing the letter of credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA, as additional collateral, which had not been done as of September 29, 2007.

Note 8: Financial Instruments

The Company is exposed to various financial risks, including foreign currency exchange rate, interest rate and securities price risks. The Company attempts to reduce a portion of its foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions, pursuant to Company policies.

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

As of September 29, 2007, the Company had a cash flow hedge in the form of a zero-cost foreign exchange collar contract, which ensures conversion of €2.7 million in the fourth quarter of 2007 at a rate of no less than $1.3303 and no more than $1.4000 per €1. As of September 29, 2007, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.

Note 9: Comprehensive Income

	For the three months ended:		For the nine months ended:
	September 29, 2007 (Restated)	September 30, 2006	September 29, 2007 (Restated)	September 30, 2006
	(in millions)
Net income	$7.8	$8.6	$19.4	$25.4
Unrealized gains related to changes in cumulative translation adjustment	14.8	(1.9)	20.7	17.7
Unrealized losses related to derivative activity	—	0.4	—	(1.1)

Comprehensive income	$22.6	$7.1	$40.1	$42.0

Note 10: Restructuring and Impairment Charges

In December 2006, the Company made a decision to designate two testers as available for sale and determined that the carrying values of the testers exceeded their fair values. Consequently, the Company recorded an impairment loss of approximately $0.6 million, which represented the excess of the carrying values of the testers over their estimated fair values, less cost to sell. In the first quarter of 2007, the Company sold one of the testers for approximately $0.5 million, recording an additional impairment loss of approximately $0.1 million. The Company also recorded an additional impairment loss of $0.3 million during 2007 for the remaining tester that is being held for sale. The impairment losses are recorded as part of the restructuring and impairment expense in the accompanying Unaudited Condensed Consolidated Statements of Income. The carrying value of $0.3 million of the remaining tester that is held for sale is included in the property, plant and equipment line on the accompanying Unaudited Condensed Consolidated Balance Sheet. This asset is no longer being depreciated.

During the second quarter of 2007, management evaluated various software licenses and determined that the carrying value of such licenses exceeded the future benefit to the Company as a result of the 2007 restructuring plan discussed below and an impairment loss of $2.4 million was recorded. The impairment loss is recorded as part of the restructuring and impairment expense in the accompanying Unaudited Condensed Consolidated Statements of Income.

Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities” and FASB Statement 112, “Employers Accounting for Postemployment Benefits-an Amendment of FASB Statements No. 5 and 43,” in 2007, 2006 and 2005, senior management and the Board of Directors approved plans to restructure certain of the Company’s operations. The following table summarizes changes in the total restructuring accrual relating to these 2007, 2006 and 2005 plans (in millions):

	Severance Costs	Facility Relocation/ Closure Costs	Total
Balance at December 31, 2006	$3.3	$0.5	$3.8
Expensed in 2007	10.4	2.8	13.2
Reversed in 2007	(0.6)	—	(0.6)
Paid in 2007	(7.8)	(3.1)	(10.9)

Balance at September 29, 2007	$5.3	$0.2	$5.5

The second quarter 2007 restructuring plan was entered into after a strategic decision was made by management to refocus the Company’s digital products group primarily on the military and aerospace market, allowing the Company to better serve the highest margin segment of the digital business. This restructuring plan included a workforce reduction of approximately 30 people worldwide. The Company also made the decision to refocus the Company’s Analog Array business and reduce costs through a consolidation of its Northern California offices and a workforce reduction of an additional 7 employees. Total expenses related to this plan are anticipated to total approximately $2.5 million. The Company currently anticipates that all costs related to this plan will be incurred during the remainder of 2007 and the first quarter of 2008.

The first quarter 2007 restructuring plan involved a consolidation of design centers and a workforce reduction. The restructuring plan was entered into to reduce costs of the Company. This restructuring plan included a workforce reduction of approximately 80-85 employees worldwide. As part of this reduction, the Company closed design centers in Eilat, Israel; Panningen, The Netherlands and Carlsbad, California. The Company currently estimates the total expenses related to this plan to be approximately $6.0 million to $7.0 million and anticipates that all costs related to this plan will be incurred during 2007.

The 2006 restructuring plan involved the termination of certain management and other employees to realign the Company’s resources. Terminations occurred across several departments within the Company. As of September 29, 2007, total expenses of approximately $0.6 million related to this plan have been recognized and paid. There has been no material activity in relation to this plan during 2007. The Company does not expect any other material expense to be incurred in relation to this plan.

The 2005 restructuring plan involved the consolidation of the 4-inch fabrication facility in Belgium into the 6-inch fabrication facility in Belgium and the termination of certain employees. The objectives of the plan were to reduce manufacturing costs of the Company and ensure that the assets of the Company were being utilized effectively. The negotiations with the workers’ council are complete with respect to the severance package to be offered; however, the number of employees to be terminated is not yet fixed and is dependent upon future business needs. Nearly all of the employees to be terminated are located in the Belgian facility. In the aggregate, total expense related to this restructuring plan is expected to be in the range of approximately $20.0 million to $23.0 million, of which approximately $10.0 million is related to one-time termination benefits. Total expenses recognized to date are approximately $15.7 million, net of approximately $1.0 million of expenses that were reversed in 2006 and 2007. Approximately $11.6 million of this amount has been paid to date. Additional expenses expected to be incurred relating to this plan primarily relate to qualification of products in the 6-inch fabrication facility, equipment relocation costs, employee severance expenses, and decommissioning and decontamination of the 4-inch fabrication facility. The remaining expenses will be recorded in 2007. The fabrication facility is expected to close in the fourth quarter of 2007, but decommissioning expenses are expected to continue in 2008.

The following table summarizes the activity in the restructuring accrual for each of the restructuring plans in progress (in millions):

	Q2 2007 Plan	Q1 2007 Plan	2005 Plan	Total
Balance at December 31, 2006	$—	$—	$3.8	$3.8
Expensed in Q1 2007	—	5.1	1.1	6.2
Reversed in Q1 2007	—	—	(0.4)	(0.4)
Paid in Q1 2007	—	(3.3)	(1.5)	(4.8)

Balance at March 31, 2007	$—	$1.8	$3.0	$4.8

Expensed in Q2 2007	1.0	0.3	1.5	2.8
Reversed in Q2 2007	—	(0.1)	—	(0.1)
Paid in Q2 2007	(0.1)	(1.8)	(1.5)	(3.4)

Balance at June 30, 2007	$0.9	$0.2	$3.0	$4.1

Expensed in Q3 2007	1.0	0.2	3.0	4.2
Reversed in Q3 2007	(0.2)	—	—	(0.2)
Paid in Q3 2007	(0.5)	(0.2)	(1.9)	(2.6)

Balance at September 29, 2007	$1.2	$0.2	$4.1	$5.5

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

Certain Belgian employees are eligible to participate in a defined benefit retirement plan. The benefits of this plan are for all professional employees who are at least 20 years old and have an employment agreement for an indefinite period of time. The amount of net periodic benefit cost recognized is as follows (in millions):

	For the three months ended:		For the nine months ended:
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Service cost	$0.6	$0.6	$1.9	$1.7
Interest cost	0.3	0.3	1.0	0.9
Expected return on plan assets	(0.6)	(0.6)	(1.8)	(1.7)

Net period benefit cost	$0.3	$0.3	$1.1	$0.9

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

Note 12: Segment Reporting

The Company has two reportable segments: Integrated Mixed-Signal Products and Structured Digital Products. Each segment is composed of product families with similar technological requirements. Information about segments (in millions):

Integrated Mixed-Signal Products

	Three Months Ended:		Nine Months Ended:
	September 29, 2007 (Restated)	September 30, 2006	September 29, 2007 (Restated)	September 30, 2006
Net revenue from external customers	$118.4	$124.5	$366.7	$345.3
Segment operating income	$9.8	$11.3	$36.4	$31.4
Structured Digital Products
	Three Months Ended:		Nine Months Ended:
	September 29, 2007 (Restated)	September 30, 2006	September 29, 2007 (Restated)	September 30, 2006
Net revenue from external customers	$36.2	$34.8	$95.3	$103.3
Segment operating income	$9.3	$7.1	$15.4	$22.3
Business Segment Subtotal
	Three Months Ended:		Nine Months Ended:
	September 29, 2007 (Restated)	September 30, 2006	September 29, 2007 (Restated)	September 30, 2006
Net revenue from external customers	$154.6	$159.3	$462.0	$448.6
Segment operating income	$19.1	$18.4	$51.8	$53.7
Reconciliation to Operating Income
	Three Months Ended:		Nine Months Ended:
	September 29, 2007 (Restated)	September 30, 2006	September 29, 2007 (Restated)	September 30, 2006
Total operating income for reportable segments	$19.1	$18.4	$51.8	$53.7
Unallocated amounts:
Share-based compensation expense	(1.9)	(2.0)	(5.6)	(5.9)
Restructuring and impairment charges	(4.3)	(1.1)	(15.6)	(5.9)

Operating income	$12.9	$15.3	$30.6	$41.9

Note 13: Contingencies

On July 19, 2007, the Company was served with an amended complaint filed by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of Microsemi Corporation, in the Federal District Court for the Southern District of New York related to the Company’s recently announced power-over-Ethernet (PoE) products. The complaint alleges that the Company breached the terms of a nondisclosure agreement between PowerDsine and the Company’s Belgian subsidiary by using PowerDsine’s confidential information to develop the Company’s PoE products. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150.0 million. Management believes that the complaint is without merit and that resolution of this matter will not have a material adverse effect on the Company’s results of operations or financial condition.

Note 14: Acquisitions

In 2005 and 2006, the Company acquired the semiconductor business of Flextronics, Inc., Starkey Laboratories’ Colorado design center and the ultra-low power SRAM business of Nanoamp Solutions, Inc., as described in more detail in the Company’s 2006 annual report on Form 10-K. There have been no adjustments to the purchase price allocation of Starkey Laboratories’ Colorado design center since the time of acquisition. The purchase price of Nanoamp Solutions, Inc. increased approximately $0.8 million due to an inventory adjustment provision in accordance with the purchase agreement. The following table sets forth the preliminary and final allocations of the total consideration paid in the Nanoamp Solutions, Inc. acquisition.

	Preliminary	Final
Inventory, net	$2.2	$1.8
Property, plant and equipment	0.3	0.3
Deferred tax asset	0.1	0.1
Acquisition-related intangible assets	16.7	16.8
Goodwill	2.6	3.0
Other current liabilities	(0.9)	(0.2)

Total purchase price allocated	$21.0	$21.8

Item 2:	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with, and is qualified in its entirety by reference to, the Condensed Consolidated Financial Statements included elsewhere in this quarterly report on Form 10-Q. Except for the historical information contained herein, the discussions in this section contain forward-looking statements that involve risks and uncertainties. Actual results could differ materially from those discussed below. See “Factors That May Affect Our Business and Future Results” in Part II, Item 1A, “Risk Factors,” in this quarterly report on Form 10-Q for a discussion of these risks and uncertainties. Unless the context otherwise requires, references to “we,” “our,” “us” and “the Company” refer to AMIS Holdings, Inc., and consolidated subsidiaries; and references to “AMI Semiconductor” and “AMIS” refer to AMI Semiconductor, Inc., a wholly-owned subsidiary of the Company.

Restatement of Financial Statements

We have announced that we intend to restate our consolidated financial statements for each of the first two fiscal quarters of 2007. During October 2007, the Audit Committee of our Board of Directors, which is comprised solely of independent directors, reviewed our February 2007 standard cost valuation of inventories and related issues. Our Audit Committee’s review was conducted with the assistance of independent accounting and legal advisors. After the Audit Committee completed its review, we decided on November 5, 2007, in consultation with our independent registered public accounting firm, to restate our financial statements for the first and second quarters of the fiscal year ended December 31, 2007. In connection with the February 2007 standard cost valuation, the Audit Committee review found that we made errors in certain aspects of the standard cost process. In addition, in the course of its review, the Audit Committee found system coding issues that resulted in certain errors in our recording of inventory value. We have also made the decision to restate certain line items for each of the restated quarters related to incorrect amortization of a prepaid contract and the foreign exchange impact of an inter-company loan that was classified incorrectly. Amendments to our reports on Form 10-Q for the periods ending on March 31, 2007 and June 30, 2007 will be filed to reflect these numbers. The financial information presented in this quarterly report on Form 10-Q reflects adjustments resulting from the Audit Committee’s review.

The following tables set forth the effects of the restatements on our previously reported statements of operations for the first two quarters of 2007 (in millions, except per share amounts):

Three Months Ended: March 31, 2007	As Previously Reported	Adjustments	As Restated (Unaudited)
Cost of revenue	$82.6	$(0.5)	$82.1

Gross margin	67.8	0.5	68.3
Research and development	26.2	0.2	26.4
Selling, general and administrative	21.4	0.1	21.5

Operating expenses	58.7	0.3	59.0

Operating income	9.1	0.2	9.3
Other expense	(5.6)	0.1	(5.5)

Income before income taxes	3.5	0.3	3.8
Provision for income taxes	(1.6)	0.1	(1.5)

Net income	$5.1	$0.2	$5.3

Basic net income per share	$0.06	$—	$0.06
Diluted net income per share	$0.06	$—	$0.06

Three Months Ended: June 30, 2007	As Previously Reported	Adjustments	As Restated (Unaudited)
Cost of revenue	$86.5	$1.4	$87.9

Gross margin	70.5	(1.4)	69.1
Research and development	26.6	(0.2)	26.4

Operating expenses	60.9	(0.2)	60.7

Operating income	9.6	(1.2)	8.4
Other expense	(4.6)	0.1	(4.5)

Income before income taxes	5.0	(1.1)	3.9
Provision for income taxes	(2.0)	(0.4)	(2.4)

Net income	$7.0	$(0.7)	$6.3

Basic net income per share	$0.08	$(0.01)	$0.07
Diluted net income per share	$0.08	$(0.01)	$0.07

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

We provide complete solutions to our customers through both custom and application-specific standard products and manufacturing services. Among our core technical capabilities are our ability to integrate computing, accurate sensing, and high-voltage control capabilities in semiconductors that can operate in rugged high-voltage or high-temperature environments; our low-power digital signal processors; and our market-leading structured digital capabilities.

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

When evaluating our business, we generally look at financial measures such as revenue, gross margins and operating margins. In addition, we examine non-GAAP measures such as operating income excluding restructuring and impairment, amortization of acquisition related intangibles and stock-based compensation expense. We also use internal tracking measures such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity was strong in the first nine months of 2007. Three-year forecasted revenue for design wins decreased in the third quarter of 2007 over the second quarter of 2007. Capacity utilization was 88% in the third quarter of 2007, compared to 82% in the second quarter of 2007, as we continue to increase our production to meet anticipated demand. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Gross margins could be negatively affected in the future if capacity utilization were to decline. Other key metrics we use to analyze our business include days sales outstanding (DSO) and days of inventory. DSO decreased to 61 days in the third quarter of 2007, down two days sequentially. Days of inventory increased to 102 in the third quarter of 2007, up one day sequentially, due to increased inventory levels built in anticipation of the closing of Fab 1 and an increased level of raw materials due to market constraints on the availability of silicon.

In July 2006, we purchased certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado, for approximately $6.0 million in cash. This design center designs specialized, low-power audiology integrated circuits used in Starkey’s hearing aids. Results of operations include this business from the date of acquisition.

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

Results of Operations

Three-month and nine-month periods ended September 29, 2007, compared to the three-month and nine-month periods ended September 30, 2006

Revenue

Revenue decreased 3.0% in the third quarter of 2007 to $154.6 million from $159.3 million for the third quarter of 2006. During the third quarter of 2007, changes in the Euro exchange rate increased revenue by approximately $2.6 million. The decrease in revenue during the third quarter of 2007 was primarily due to lower revenue in our communications and medical markets. Revenue increased 3.0% to $462.0 million for the first nine months of 2007 from $448.6 million for the first nine months of 2006. This increase in revenue was due in part to the Starkey and NanoAmp Solutions acquisitions, which increased revenue by $5.8 million, or 1.3%, in the first nine months of 2007. Organic revenue (excluding revenue from the Starkey and NanoAmp Solutions acquisitions) in the first nine months of 2007 increased approximately $7.6 million, or 1.7%, compared to the same period in 2006. Changes in the Euro exchange rate increased revenue by approximately $9.2 million during the first nine months of 2007. These increases were partially offset by a decrease in revenue during the first nine months of 2007 in our communications market.

Integrated mixed-signal revenue for the third quarter of 2007 decreased 4.9% to $118.4 million from $124.5 million in the third quarter of 2006. The decrease for the third quarter of 2007 was driven primarily by lower revenue in the communications and medical markets. Integrated mixed-signal revenue for the first nine months of 2007 increased 6.2% to $366.7 million from $345.3 million in the first nine months of 2006. The increase in revenue was due in part to the Starkey and NanoAmp Solutions acquisitions, which increased revenue by $5.8 million, or 1.7%, in the first nine months of 2007, respectively. During the first nine months of 2007, our integrated mixed-signal business saw an increase in average selling prices and in unit volumes sold compared to the first nine months of 2006.

Structured digital products revenue for the third quarter of 2007 increased 4.0% to $36.2 million from $34.8 million in the third quarter of 2006. This increase was primarily driven by higher revenue in the consumer and military and aerospace markets. Structured digital products revenue decreased 7.7% to $95.3 million in the first nine months of 2007 from $103.3 million in the first nine months of 2006, driven primarily by lower revenue in the communications and computing markets. For the first nine months of 2007, this segment saw a decrease both in average selling prices and in unit volumes sold compared to the first nine months of 2006.

The following table represents our regional revenue:

	Three Months Ended:		Nine Months Ended:
	September 29, 2007	September 30, 2006	September 29, 2007	September 30, 2006
Americas	45.7%	41.6%	43.8%	41.5%
Europe	32.9%	34.8%	33.8%	35.0%
Asia	21.4%	23.6%	22.4%	23.5%

	100.0%	100.0%	100.0%	100.0%

Gross Profit

Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit was $68.0 million, or 44.0% of revenue, in the third quarter of 2007 compared to $69.8 million, or 43.8% of revenue, in the third quarter of 2006. Gross profit decreased by 2.6%, which was primarily due to the decrease in revenue between these periods, partially offset by benefits from operational improvements, both in our fabs and our test operations, and higher customer-funded development margin. Gross profit was $205.4 million, or 44.5% of revenue, in the first nine months of 2007 compared to $200.9 million, or 44.8% of revenue, in the first nine months of 2006. Gross profit increased by 2.2%, which was primarily due to the increase in revenue between these periods and the benefits from operational improvements, both in our fabs and our test operations, and higher customer-funded development margin. This increase was partially offset by a heavier weighting in the automotive and consumer markets, which are generally lower margin markets.

Operating Expenses

Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development of unfunded projects. Research and development expenses were $25.5 million and $78.3 million, or 16.5% and 17.0% of revenue, in the third quarter and first nine months of 2007, respectively, compared to $27.3 million and $78.2 million, or 17.1% and 17.4% of revenue, in the third quarter and first nine months of 2006, respectively. Research and development expense as a percentage of revenue decreased as a result of our spending reduction efforts.

Selling, general and administrative expenses consist primarily of commissions to sales representatives, salaries, benefits and commissions of sales and marketing personnel, advertising and communication costs, salaries and benefits of our administrative staff, and professional and advisory fees. Selling, general and administrative expenses were $20.1 million, or 13.0% of revenue, in the third quarter of 2007, compared to $21.5 million, or 13.5% of revenue, in the third quarter of 2006. The decrease in selling, general and administrative expenses in the third quarter of 2007 was primarily due to our spending reduction efforts. Selling, general and administrative expenses were $65.5 million, or 14.2% of revenue, in the first nine months of 2007 compared to $61.9 million, or 13.8% of revenue, in first nine months of 2006. The increase in the first nine months of 2007 was primarily due to a bad debt expense of $2.2 million related to the bankruptcy of a former distributor and the incremental expense from our acquired companies.

Amortization of acquisition-related intangible assets increased to $5.2 million and $15.4 million in the third quarter and first nine months of 2007, respectively, compared with $4.6 million and $13.0 million in the third quarter and first nine months of 2006, respectively. The increase was due to higher amortization expense related to intangible assets associated with our NanoAmp and Starkey acquisitions that occurred in the third quarter of 2006.

We recorded $4.3 million and $15.6 million in restructuring and impairment charges in the third quarter and first nine months of 2007, respectively, compared to $1.1 million and $5.9 million in the third quarter and first nine months of 2006, respectively. The amounts charged in the third quarter and first nine months of 2007 relate primarily to severance and other costs as part of our two 2007 restructuring plans and our 2005 restructuring plan related to the consolidation of our Fab 1 into our Fab 2 facility in Belgium. In addition, we evaluated various software licenses during the second quarter of 2007 and determined that the carrying value of several of the licenses exceeded the future benefit to the Company resulting in an impairment loss of $2.4 million. In December 2006, we decided to hold certain testers as available for sale. We determined that the carrying values of the testers exceeded their fair values and recorded an impairment loss of $0.6 million. In the first quarter of 2007, we sold one of the testers for $0.5 million, recording an additional impairment loss of $0.1 million. We also recorded an additional impairment loss of $0.3 million during the first nine months of 2007 for the remaining tester that is being held for sale. The amounts charged in the third quarter and first nine months of 2006 related to our 2006 restructuring plan, our 2005 restructuring plan related to the consolidation of our Fab 1 into our Fab 2 facility in Belgium and our 2004 restructuring plan related to the relocation of our Philippines facility, combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. Refer to Note 10 to the Unaudited Condensed Consolidated Financial Statements contained elsewhere in this report on Form 10-Q for additional information.

Operating Income

Operating income decreased to $12.9 million and $30.6 million, or 8.3% and 6.6% of revenue, in the third quarter and first nine months of 2007, respectively, compared with $15.3 million and $41.9 million, or 9.6% and 9.3% of revenue, in the third quarter and first nine months of 2006, respectively. The decreases were primarily due to higher restructuring charges. Following is a discussion of operating income by segment.

Integrated mixed-signal products operating income was $9.8 million, or 8.3% of segment revenue, in the third quarter of 2007, compared to $11.3 million, or 9.1% of segment revenue, in the third quarter of 2006. The decrease in operating income was primarily due to lower revenue. Operating income for the first nine months of 2007 was $36.4 million, or 9.9% of segment revenue compared to $31.4 million, or 9.1% of segment revenue for the first nine months of 2006. The increase in operating income in the first nine months of 2007 was primarily attributable to higher revenues and improved gross margin.

Structured digital products operating income was $9.3 million, or 25.7% of segment revenue, in the third quarter of 2007, compared to $7.1 million, or 20.4% of segment revenue, in the third quarter of 2006. The increase in operating income was primarily due to lower operating expenses. Structured digital products operating income was $15.4 million, or 16.2% of segment revenue, in the first nine months of 2007, respectively, compared to $22.3 million, or 21.6% of segment revenue, in the first nine months of 2006, respectively. The decrease in operating income for the first nine months of 2007 was primarily due to lower revenues and lower gross margin.

Segment operating income excludes share-based compensation expense and restructuring and impairment charges, as we do not allocate these expenses to our segments for internal planning and reporting purposes.

Net Interest Expense

Net interest expense for the third quarter and first nine months of 2007 was $4.5 million and $13.0 million, respectively, compared with $4.8 million and $13.5 million for the third quarter and first nine months of 2006, respectively. The decreases were primarily attributable to a lower debt balance, which was partially offset by higher interest rates.

Other Expense

Other expense for the third quarter and first nine months of 2007 was $1.5 million and $3.0 million, respectively, compared to $0.1 million of expense in the third quarter of 2006 and $0.1 million in income during the first nine months of 2006, respectively. The increases are primarily due to expenses recorded in relation to our secondary common stock offering of approximately $0.8 million in the first quarter of 2007 and foreign exchange losses. The foreign exchange loss for the third quarter and first nine months of 2007 was approximately $1.1 million and $1.8 million.

Income Taxes

There were income tax benefits of $0.9 million and $4.8 million in the third quarter and first nine months of 2007, respectively, compared with income tax expenses of $2.0 million and $3.1 million in the third quarter and first nine months of 2006, respectively. The effective tax rate in the third quarter and first nine months of 2007 was not meaningful because of the tax benefits. The income tax benefits in the third quarter and first nine months of 2007 as compared to the income tax expense for the same periods in 2006 were primarily due to a decrease in pre-tax income, an increase in research and development tax credits, an increase in the Belgium notional interest deduction, a one-time German tax refund and an increase in income recognized in lower tax jurisdictions. The effective tax rate was 18.9% in the third quarter of 2006 and 10.9% in the first nine months of 2006.

We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. Based on projections of taxable income, including taxable income expected to be generated through certain tax strategies, for the remainder of 2007 and future periods, we reversed approximately $1.6 million and $4.7 million of the valuation allowance during the third quarter and first nine months of both 2007 and 2006, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.

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

Our senior credit facilities consist of a $320.0 million senior secured term loan and a $90.0 million revolving credit facility. The outstanding balance of the term loan was $277.5 million as of September 29, 2007. The term loan requires principal payments of approximately $0.7 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on September 29, 2007, was 7.1%, based on LIBOR plus 2.0%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

During August 2007, we amended our senior secured term loan and revolving credit facility to allow us to issue up to $225.0 million of subordinated debt in the form of convertible notes to be used for the repurchase of shares of our common stock and/or for acquisitions; to adjust the applicable interest rates on the outstanding principal balance of the debt; to increase the maximum allowable leverage ratios in the event that we issue the subordinated debt; to permit the sale, license or other transfer of up to $75.0 million worth of intellectual property to one or more foreign subsidiaries; and to allow foreign subsidiaries to incur an additional $55.0 million in subordinated debt to finance these intellectual property transfers; and to make other minor revisions.

During March 2007, we amended our senior secured term loan and revolving credit facility to provide an additional uncommitted $150.0 million incremental term loan for general corporate purposes, to amend the use of proceeds definition to allow for dividends and stock buybacks of up to $50.0 million under the revolving credit facility so long as specific leverage and excess cash flow tests are met, and to make other minor revisions.

These credit facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. We were in compliance with these covenants as of September 29, 2007, and we anticipate continuing to be in compliance with these covenants through the end of 2007.

We generated $48.8 million in cash from operating activities in the first nine months of 2007, compared to $52.5 million in cash from operating activities in the first nine months of 2006. The decrease in operating cash flow was primarily due to lower net income and the increased use of cash for working capital.

Other significant sources and uses of cash can be divided into investing activities and financing activities. During the first nine months of 2007 and 2006, we invested in capital equipment in the amounts of $41.0 million and $30.5 million, respectively. See “Capital Expenditures” below. During the first nine months of 2006, we paid an aggregate of $27.0 million for the acquisitions of Starkey Laboratories’ integrated circuit design center and the ULP 6T SRAM and medical SOC ASIC businesses of NanoAmp Solutions, Inc.

During the first nine months of 2007, we generated net cash from financing activities of $1.8 million, primarily due to the issuance of common stock upon exercise of stock options, offset by payments on long-term debt. During the first nine months of 2006, we generated net cash for financing activities of $0.1 million, primarily due to payments on long-term debt, offset by the issuance of common stock upon exercise of stock options.

Capital Expenditures

During the first nine months of 2007, we spent $41.0 million for capital expenditures, compared with $30.5 million in the first nine months of 2006. Capital expenditures for the first nine months of 2007 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, providing Fab 10 the ability to expand manufacturing capacity, upgrading testers and handlers in our test operations, infrastructure improvements and other equipment and facility upgrades. Capital expenditures for the first nine months of 2006 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Total capital expenditures for 2007 are expected to be approximately nine percent of revenue for the year. Our annual capital expenditures are limited by the terms of our senior credit facilities. We have adequate capacity under our senior credit facilities to make planned capital expenditures.

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

Under contracts for which revenue is recognized as milestones are achieved, a typical milestone billing structure is 30% at the start of the project, 30% at signed specification, 30% at the creation of the reticle set and 10% upon delivery of the samples/prototypes. Since up to 30% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, we analyze those billings and the status of in-process design development projects at the end of each quarter to determine that the milestone billings approximate percentage-of-completion on an aggregate basis. We compare each project’s stage with the total level of effort required to complete the project, which we believe is representative of the cost-to-complete method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of our design development process and the billing and recognition of 10% of the project revenue after design development work is complete (which effectively defers 10% of the revenue recognition to the end of the contract), we believe our milestone method approximates the percentage-of-completion method in all material respects.

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

In December 2006, we decided to hold certain testers as available for sale. Consequently, the Company recorded an impairment loss of approximately $0.6 million, which represented the excess of the carrying values of the testers over their estimated fair values, less cost to sell. In the first quarter of 2007, we sold one of the testers for $0.5 million, recording an additional impairment loss of $0.1 million. We also recorded an additional impairment loss of $0.3 million during the first nine months of 2007 for the remaining tester that is being held for sale. The impairment losses are recorded as part of the restructuring and impairment expense in the Unaudited Condensed Consolidated Statement of Income. The carrying value of $0.3 million of the remaining tester that is held for sale is included in the property, plant and equipment line on the Condensed Consolidated Balance Sheet. This asset is no longer being depreciated.

In addition, we evaluated various software licenses during the second quarter of 2007 and determined that the carrying value of several exceeded the future benefit to the Company due to the actions with regard to the 2007 restructuring plan. Therefore, an impairment expense of $2.4 million was recorded in the first nine months of 2007.

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

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized an approximately $0.9 million increase in total unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, we had total unrecognized tax benefits of approximately $5.2 million. For the nine months ending September 29, 2007, we recognized increases in total unrecognized tax benefits of approximately $1.7 million. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits under FIN 48.

Recent Accounting Pronouncements

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities-including an amendment of FASB Statement No. 115.” This standard permits entities to choose to measure many financial instruments and certain other items at fair value and provides the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. This standard is effective for fiscal years beginning after November 15, 2007. We do not expect this guidance to have a material impact on our results of operations or financial position. In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.” This standard defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles in the United States and expands disclosure requirements for fair value measurements. This standard is effective for financial statements issued for fiscal years beginning after November 15, 2007. We do not expect this guidance to have a material impact on our results of operations or financial position.

Contractual Obligations and Contingent Liabilities and Commitments

As of September 29, 2007, other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments and the utilization of financial instruments discussed in Note 8 of the Unaudited Condensed Financial Statements included elsewhere in the quarterly report on Form 10-Q, we have no off-balance sheet transactions. We are not a guarantor of any other entities’ debt or other financial obligations. There were no significant changes to our contractual obligations and contingent liabilities and commitments during the first nine months of 2007 from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2006, except for contractual obligations for certain software licenses. As of September 29, 2007, there were three additional contracts in place with associated obligations totaling approximately $9.2 million, which will be paid primarily during 2007 and 2008.

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

We have foreign currency exposure related to our operations in Belgium as well as other foreign locations. This foreign currency exposure, primarily related to Euro-denominated instruments, is due to potential fluctuations in our annual sales and operating costs denominated in foreign currencies as well as exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in Euros and we have exposure related to sales and operating costs increasing or decreasing based on changes in euro currency exchange rates. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions, pursuant to our policies. During September 2007, we entered into a foreign exchange collar contract which ensures conversion of €2.7 million in the third quarter of 2007 at a rate of no less than $1.3303 and no more than $1.4000 per €1.

We also have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro, the Japanese yen and the Philippine peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of September 29, 2007, approximately 73% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of September 29, 2007, would cause a change in consolidated net assets of approximately $19.5 million, primarily due to euro-denominated exposures.

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

Our exposure to interest rate risk consists of floating-rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $2.0 million in interest expense. We are also subject to interest rate risks on our current cash and cash equivalent balances. For example, if the interest rate on our interest-bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.2 million during the third quarter of 2007. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our potential response to such hypothetical conditions. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at September 29, 2007, consisted primarily of investments in money market funds.

Item 4:	Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of September 29, 2007. Our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the securities Exchange Act of 1934, as amended) were not effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure because of the material weakness in internal control over financial reporting discussed below.

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

There were no other changes in our internal control over financial reporting, other than described above, during the quarter ended September 29, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

From time to time we are a party to various litigation matters incidental to the conduct of our business. The following discussion updates our discussion of legal proceedings in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007.

On July 19, 2007, we were served with an amended complaint filed against our operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of MicroSemi Corporation, in the United States District Court for the Southern District of New York related to our recently announced power-over-Ethernet (“PoE”) products. The complaint alleges that we breached the terms of a nondisclosure agreement between PowerDsine and our Belgian subsidiary by using PowerDsine’s confidential information to develop our PoE products and that we interfered with an employment contract they had with a former employee who left PowerDsine and came to work for us. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150.0 million. We have denied PowerDsine’s claims and have filed counterclaims against PowerDsine and Microsemi. We believe that PowerDsine’s asserted claims are without merit and that resolution of this matter will not have a material adverse effect on our results of operations or financial condition.

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

In November 2007, as a result of an independent accounting review completed by our Audit Committee, we identified certain errors related to our inventory accounting that we concluded rose to the level of a “material weakness.” The errors resulted in an overstatement of gross margin of $0.5 million and an understatement of operating income and net income of $0.2 million for the three-month period ended March 31, 2007 and an overstatement of gross margin of $1.4 million, an overstatement of operating income of $1.2 million, and an overstatement of net income of $0.7 million for the three-month period ended June 30, 2007. We intend to restate the financial statements for the three-month periods ended March 31, 2007 and June 30, 2007 and revise our assessment of internal control over financial reporting to include this additional material weakness when we file our Forms 10-Q/A. We are reviewing remediation plans with respect to the control deficiencies related to cost of sales and inventory accounting in 2007. These plans include changes to accounting policies and guidelines with regard to standards changes; system changes to ensure accurate reporting; and staffing levels and reporting structures within the cost accounting function.

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

Other events may affect our ability to efficiently and properly operate our manufacturing facilities. For example, in 2005 we began relocating our test and sort operations to a new facility in the Philippines. This project was completed during the first quarter of 2006. This move was complicated by assembly constraints in late 2005 and early 2006, which, in combination with inefficiencies in our test operation, resulted in extended lead times and increased inventories In addition, we are planning to close our 4-inch wafer fabrication facility in Oudenaarde, Belgium, during the first quarter of 2008. In connection with this closure, we will transfer the manufacture of some products to another of our fabrication facilities. If we experience delays or other technical or other problems during these moves, our costs, efficiencies and ability to deliver products to customers may be adversely affected and our results of operations could be adversely affected.

In addition to problems that may arise in the manufacturing processes and environment, another important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over- capacity, low levels of customer orders, operating inefficiencies, obsolescence, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. For example, the downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. Our capacity utilization increased in the first half of 2004 and then declined during the second half of 2004 and through 2005. We saw an increase in capacity utilization in the first six months of 2006, followed by a decline in the third and fourth quarters of 2006. While our capacity utilization increased in the first nine months of 2007, we do not know if this trend will continue. If a downward trend returns, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

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

We have formed arrangements with other wafer fabrication foundries and packaging and test subcontractors for various reasons. Our arrangements with other wafer foundries enable us to supplement capacity and gain access to more advanced digital process technologies. Our arrangements with packaging subcontractors are necessary because the packaging of integrated circuits is a complex process requiring, among other things, a high degree of technical skill and advanced equipment that is not practical or cost-effective for us to perform. The testing of integrated circuits is also a complex process requiring technical skill and advanced equipment. While we perform a substantial portion of testing in our facility located in the Philippines, we also subcontract a significant amount of testing to subcontractors to supplement our internal capabilities. Regardless of whether any of these subcontractors have contributed to a product, the orders and sales of the product are conducted through our company and under our logo. As a result, if one of our subcontractors experiences quality problems, capacity constraints, decreased yields, delivery delays, or raises prices significantly, we could face product liability claims, product shortages, decreased revenues or lost customers, which could adversely affect our operating results. For example, during the fourth quarter of 2005, our principal packaging subcontractor experienced capacity constraints which affected our ability to ship products to customers during the quarter and negatively affected our revenues. In 2006, we took steps to attempt to guarantee future capacity , which caused us to incur additional costs and reduced profit margins.

We may face product warranty or product liability claims that are disproportionately higher than the value of the products involved, which could have a material adverse effect on our results of operations and financial condition.

Our products are typically sold at prices that are significantly lower than the cost of the equipment or other goods in which they are incorporated. Although we maintain rigorous quality control systems, we receive warranty claims in the ordinary course of our business for some of these products that are defective or that do not perform to specifications. Since a defect or failure in our product could give rise to failures in the goods that incorporate them (and consequential claims for damages against our customers from their customers), we may face claims for damages that are disproportionate to the revenues and profits we receive from the products involved.

We attempt, through our standard terms and conditions of sale and other customer contracts, to limit our liability for defective products to obligations to replace the defective goods or refund the purchase price. Nevertheless, we have received claims in the past for other charges, such as for labor and other costs of replacing defective parts, lost profits and other damages. In addition, our ability to reduce such liabilities may be limited by the laws or the customary business practices of the countries where we do business. And, even in cases where we do not believe we have legal liability for such claims, we may choose to pay for them to retain a customer’s business or goodwill or to settle claims to avoid protracted litigation. In the fourth quarter of 2005, our gross margin was negatively affected by approximately $3.7 million due to a charge taken related to a quality issue with one of our customers. We agreed to settle by covering the return of parts in the recalled products for $5.0 million in cash, which was paid in 2006 and ongoing price concessions. Our results of operations and business could be adversely affected as a result of a significant quality or performance issue in our products if we are required or choose to pay for the damages that result.

We may not be able to sell the inventories of products on hand, which could have a material adverse effect on our results of operations and financial condition.

In anticipation of the relocation of our test facilities in the Philippines, the consolidation of our sort facilities in Belgium and the United States into the new facility in the Philippines, in preparation for the closure of our 4-inch wafer fabrication facility in Oudenaarde, Belgium, and for other operational reasons, we built up and may continue to build up inventories of certain products in an effort to prevent or mitigate any interruption of product deliveries to our customers. In many instances, we have manufactured these products without having received orders for them. Because our products are typically designed for a specific customer and are not commodity products, if customers do not order the products we have built, we will likely not be able to sell them, and we may need to record reserves against the valuation of this inventory. If these events occur, it could have a material adverse effect on our results and financial condition.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others, and our inability to do so could have a material adverse effect on our business.

As of September 29, 2007, we held 114 U.S. patents and 103 foreign patents. We also had over 100 patent applications in progress. By the end of 2007, less than 2% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue-producing, and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, by confidentiality agreements. We cannot assure you that these agreements will not be breached or that we will have adequate remedies for any breach.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. In January 2003, Ricoh Company, Ltd., filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh relating to certain methodologies for the automated design of custom semiconductors. This case has been stayed pending a final decision from the PTO on the validity of the claims stated in the patent at issue. In addition, PowerDsine Ltd., recently filed a complaint against us in the U.S. District Court for the Southern District of New York alleging that we violated the terms of a non-disclosure agreement and utilized their intellectual property in our Power-over-Ethernet products. Discovery in the case is proceeding.

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

The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. In addition, our bookings and backlog decreased during the second half of 2004 and remained sluggish throughout 2005. This resulted in lower revenue in 2005 as compared to 2004. Although backlog decreased in the third quarter of 2007, it increased over the first nine months of 2007. During the third quarter of 2007, bookings increased slightly over the second quarter. We cannot predict whether this will continue or to what extent business conditions will change in the future. If the soft bookings environment returns for an extended period, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.

Due to our relatively fixed cost structure, our margins will be adversely affected if we experience a significant decline in customer orders or increase in expenses.

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements and expenses. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition. While orders increased in the first quarter of 2007, they decreased 12% in the second quarter of 2007 and increased slightly during the third quarter. If the bookings decline again, our margins could be adversely affected due to our fixed expenses being allocated over a lower number of units produced.

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

If we lose a major customer or if customers cease to place orders for our high-volume devices, our financial results will be adversely affected. While we served more than 600 customers in the twelve-month period ending September 29, 2007, sales to our 17 largest customers represented 50.7% of our revenue during this period. One of our customers accounted for 9.6% of our revenue during this time period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2400 different products during the twelve-month period ending September 29, 2007, the 109 top selling devices represented 50.1% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of a major customer or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our consolidated indebtedness and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets for our products;

•	fluctuations in manufacturing yields;

•	exchange rate risks;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	changes in the mix of products sold and the end markets into which they are sold;

•	the extent of utilization of manufacturing capacity;

•	the length of the life cycle of the semiconductors we are manufacturing;

•	availability of supplies and raw materials;

•	price competition and other competitive factors; and

•	work stoppages, especially at our fabs in Belgium.

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

Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $41.0 million during the first nine months of 2007, $30.5 million in 2006 and $32.4 million in 2005. Capital expenditures for 2007 and 2006 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, providing Fab 10 the ability to expand manufacturing capacity, upgrading testers and handlers in our test operations, infrastructure improvements and other equipment and facility upgrades. Other capital spending during 2006 was attributed to activities related to the Flextronics acquisition (i.e., building renovations and purchase of testers). In 2005 these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location, as well as for increases in our manufacturing capacity. In the future, we intend to continue to make capital investments to support business growth and achieve manufacturing cost reductions and improved yields. The timing and amount of such capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We may seek additional financing to fund further expansion of our wafer fabrication capacity or other projects. As of September 29, 2007, we had consolidated indebtedness of approximately $277.5 million. Because of this or other factors, additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.

Our substantial consolidated indebtedness could adversely affect our financial health.

AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness that is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor, Inc.’s, capital stock. As of September 29, 2007, our consolidated indebtedness was approximately $277.5 million and our total consolidated debt as a percentage of total capitalization was 39%. We, along with our subsidiaries, may incur certain additional indebtedness from time to time subject to the restrictions in the senior credit facilities.

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

As a percentage of total revenue, our revenue outside of the Americas was approximately 54% in the third quarter of 2007. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. We conduct almost all of our test and sort activities at our facility in Calamba, the Philippines. Political unrest or other conditions could prevent us from conducting these activities and/or shipping our products. International sales and operations are subject to a variety of risks, including:

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

A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine peso and the Japanese yen. Euro-denominated revenue represented approximately 28% of our revenue in the third quarter of 2007. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The Euro exchange rate increased 5.1% to 1.4144 as of the end of the third quarter 2007 from 1.3460 as of the end of the second quarter 2007. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the affect of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

We are exposed to foreign labor laws due to our operational presence in Europe, which could have a material adverse effect on our results of operations and financial condition.

We had 918 employees in Europe as of September 29, 2007, most of whom work in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more favorable to employees than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

Item 6:	Exhibits

(a) Exhibits

10.1	Amendment No. 3, Consent, Waiver and Agreement dated August 1, 2007, to the Credit Agreement dated as of April 1, 2005 (1)

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

(1)	Incorporated by reference to the exhibit to our current report on Form 8-K filed August 3, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

AMIS HOLDINGS, INC.

	By:	/s/ JOSEPH PASSARELLO
Dated: November 12, 2007		Joseph Passarello
Senior Vice President and Chief Financial Officer