Form 10-K
period 2007-12-31
AMIS HOLDINGS INC
filed 2008-02-26
CIK 1161963

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act .

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

Large accelerated filer  ☒            Accelerated filer  ☐            Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes   ☐    No  ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter: $786,318,787.80

Indicate the number of shares of the registrant’s common stock outstanding as of February 15, 2008: 89,434,256.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s proxy statement relating to the registrant’s 2008 Annual Meeting of Stockholders are incorporated by reference into Part III of this report.

PART I

ITEM 1.	BUSINESS

DISCLOSURE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K contains forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may,” “will,” “should,” “expects,” “plans,” “target,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” “continues” or the negative of these terms or other comparable terminology. These statements are only predictions and speak only as of the date of this report. These forward-looking statements are based largely on our current expectations and are subject to a number of risks and uncertainties. Actual results could differ materially from these forward-looking statements. Factors that could cause or contribute to such differences include the failure to maintain and improve the quality and effectiveness of our internal controls over financial reporting, failure to properly and efficiently operate our manufacturing facilities and to take the actions necessary to increase our gross margins and avoid manufacturing defects and unnecessary scrap, inability to sell the inventories of products on hand, inability to protect our proprietary technology and operate without infringing the proprietary rights of others, our ability to manage the availability, capacity and quality of our subcontractors, the failure to properly execute on anticipated restructuring plans, fluctuations in customer demand, timing and success of new products, loss of key personnel, uncertainty around the pending merger with ON Semiconductor, general economic and political uncertainty, conditions in our target markets or the semiconductor industry, the other factors identified under “Factors that May Affect Our Business and Future Results” in Item 1A “Risk Factors” in this annual report on Form 10-K and other risks and uncertainties indicated from time to time in our filings with the U.S. Securities and Exchange Commission (SEC). In light of these risks and uncertainties, there can be no assurance that the matters referred to in the forward-looking statements contained in this annual report will in fact occur. We do not intend to publicly release any revisions to these forward-looking statements to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

We obtained the industry, market and competitive position data used throughout this filing from our own research, internal surveys and studies conducted by third parties, independent industry associations or general publications and other publicly available information. In particular, we have based a portion of our discussion of the semiconductor industry, including forecasted growth in demand for application-specific integrated circuits and application-specific standard products and competitive position within the market for these products, on information published by Gartner, Inc., a provider of research and analysis on the global information technology industry. You should be aware that independent industry publications and surveys generally state that they incorporate information obtained from sources believed to be reliable, but do not guarantee the accuracy and completeness of this information. Forecasts are particularly likely to be inaccurate, especially over long periods of time.

Pending Merger With ON Semiconductor Corporation

On December 13, 2007, ON Semiconductor Corporation and AMIS Holdings, Inc. (the Company), announced the signing of a definitive merger agreement providing for the acquisition of AMIS by ON Semiconductor in an all-stock transaction with an equity value of approximately $915 million. Based on the closing stock price of ON Semiconductor on December 12, 2007, this represents a value to AMIS shareholders of approximately $10.14 per share. The acquisition is expected to produce strategic and financial benefits through synergies of the combined company.

Under the terms of the agreement, which has been approved by both boards of directors, AMIS shareholders will receive 1.15 shares of ON Semiconductor common stock for each share of AMIS common stock they own.

The transaction is subject to the approval of shareholders from both companies as well as customary closing conditions and regulatory approvals. Stockholders holding approximately 24 percent of the voting stock of AMIS have entered into voting agreements in support of the transaction. The companies expect the transaction to close in the first half of 2008.

In connection with the proposed merger, ON has filed with the SEC a Registration Statement on Form S-4 containing a Joint Proxy Statement/Prospectus and each of ON and AMIS plan to file with the SEC other documents regarding the proposed transaction. The definitive Joint Proxy Statement/Prospectus was mailed to stockholders of ON and AMIS. Investors and security holders are urged to carefully read the joint proxy statement/prospectus and other documents filed with the SEC in their entirety as they become available because they will contain important information about the proposed merger.

Investors and security holders will be able to obtain free copies of the Registration Statement and the Joint Proxy Statement/Prospectus (when available) and other documents filed with the SEC by ON and AMIS through the web site maintained by the SEC at www.sec.gov. In addition, investors and security holders will be able to obtain free copies of the Registration Statement and the Joint Proxy Statement/Prospectus (when available) and other documents filed with the SEC from ON by directing a request to ON Semiconductor Corporation, 5005 East McDowell Road, Phoenix, AZ, 85008, Attention: Investor Relations (telephone: (602) 244-3437) or going to ON’s corporate website at www.onsemi.com, or from AMIS by directing a request to AMIS Holdings, Inc., 2300 Buckskin Road Pocatello, ID, 83201, Attention: Investor Relations (telephone: (208) 233-4690) or going to AMIS’ corporate website at www.amis.com.

ON and AMIS, and their respective directors and executive officers, may be deemed to be participants in the solicitation of proxies in respect of the proposed transaction. Information regarding ON’s directors and executive officers is contained in its annual proxy statement filed with the SEC on April 11, 2007. Information regarding AMIS’ directors and executive officers is contained in AMIS’ annual proxy statement filed with the SEC on May 24, 2007. Additional information regarding the interests of such potential participants will be included in the Joint Proxy Statement/Prospectus and the other relevant documents filed with the SEC (when available).

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

Many of our products are customer-specific and are developed according to customers’ specifications and requirements. We work closely with our customers to design and manufacture custom ICs that enable them to offer more competitive and differentiated products. We have been supplying many of our customers for over ten years and our current customers include industry leaders such as Hella, Siemens, Schneider, General Electric, Alcatel, Starkey and Boston Scientific. We believe we are the sole-source provider for the majority of our integrated mixed-signal products, and due to the nature of our products and the markets we serve, we estimate our average product life to be eight to ten years.

Industry Background

Semiconductors are critical components that serve as fundamental building blocks in a broad array of electronic products. Continuous technological development has enabled semiconductor suppliers to offer more feature-rich yet lower-cost products. As electronic products continue to penetrate most aspects of daily life, semiconductors are continuing to play an increasingly more important role in our target automotive, medical, industrial, communications, military and aerospace markets. Electronic products in these markets use semiconductors to interface with the real world, which monitor, sense, control and communicate between digital and analog environments. For example, in the automotive sector, semiconductors are used to enhance vehicle performance and safety as well as provide real time diagnostic information. In the medical sector, semiconductors are used to improve the quality of medical imaging and patient treatment and diagnostics as well as to enable high performance implantable and portable devices such as pacemakers, glucose monitors and hearing aids. In the industrial sector, semiconductors are used to augment the performance of a broad range of products, including security systems, home appliances and automation equipment. Similar fundamental functions are enabled by mixed-signal semiconductors in military, aerospace and communications markets.

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

According to Gartner, in 2006 worldwide revenues from semiconductors used in the automotive, medical, industrial and military and aerospace markets were $46.1 billion, representing 17.5% of total semiconductor industry revenues. Application-specific integrated circuits, or ASICs, which we refer to as custom or customer-specific products, and application-specific standard products, or ASSPs, targeted for applications within these markets generated revenues of $8.9 billion in 2006 and are expected to reach $14.1 billion in 2010, representing a 9.6% compound annual growth rate. This growth is driven both by the unit growth in end products and the increasing semiconductor content in these products.

Our Solution

We provide complete solutions to our customers through both custom- and application-specific standard products and manufacturing services. We believe we add value through our differentiated silicon manufacturing process technologies, our ability to design complex, highly integrated products, our system level and end market expertise, our commitment to quality and support for our customers’ products throughout their product lives. We consider our core technical capabilities to include the following:

•

“Smart power technology,” which involves integration of computing, accurate sensing and high voltage control capabilities in semiconductors that can operate in rugged high voltage or high temperature environments. Many devices in automotive and industrial applications operate under high voltage or in high temperatures, and we leverage our smart power capabilities to offer industry leading high voltage system-on-chip, or SoC devices.

•

Low power signal processing, which involves integration of analog and digital circuitry to sense, capture and process data in low power, battery-operated environments. We believe we offer one of the lowest power digital signal processors, or DSPs, available in the market. This technology is broadly applicable to a growing number of applications in the medical, industrial and other of our end markets.

•

Specialized digital technology, which involves the development of digital Application Specific Circuits which are applicable to high reliability applications. Our digital capabilities leverage our intellectual property block libraries, circuit design expertise and optimized manufacturing flow to provide our customers digital products that enable them to improve profitability, performance and increase reliability.

Our Strengths

We apply our strengths to enhance our position as a leading supplier of customer-specific mixed-signal semiconductor products. We consider our key strengths to include the following:

•

We have expertise in developing high quality semiconductor products for demanding applications. Many of our products operate in harsh environments characterized by heat, vibration, radiation and other conditions. At the same time, many of them are used in critical applications and must meet very high reliability standards. Through more than 40 years of experience, we have acquired capabilities to design and manufacture products with increasingly more features and improved functionality while maintaining an exceptionally high level of quality and reliability.

•

We enable our customers to differentiate their products. Our products are the result of close collaboration with our customers and our thorough knowledge of our customers’ end markets. We work with our customers to design our customers’ and our own intellectual property, and our manufacturing knowledge into our semiconductor components to facilitate the differentiation of our customers’ products in the marketplace.

•

We offer complete solutions to our customers and reduce time to market. We help our customers take advantage of our design expertise, proven manufacturing process technology, re-usable intellectual property and flexible manufacturing facilities to reduce their time to market. We utilize our system architects and our end-market experience to optimize our product designs to meet our customers’ needs.

•

We have leading market positions in our target markets. We believe our strong market position is important for winning and retaining key customers, and we are focused on increasing our share of the addressable market. According to Gartner, we were the fourth largest automotive ASIC supplier in 2006 with an 8.4% market share. We ranked third in the combined industrial and medical ASIC market, with a 9.4% market share and we believe we are one of the leading providers of ASSPs to the medical market today. In military and aerospace ASICs we were the third largest provider with 7.7% market share. We are leveraging our strong position in our end markets to broaden our offering of ASSPs for these markets.

Our Strategy

Our goal is to be the leading supplier of application-specific mixed-signal semiconductor products in our target markets. To accomplish this goal, we intend to:

•

Leverage our integrated mixed-signal capabilities and systems-level knowledge to further penetrate our target markets. We intend to continue to leverage our core competency of developing solutions for extreme environments, such as high temperature and high voltage, along with our mixed-signal engineering capabilities, our intellectual property and systems-level understanding of the electronic products our customers are developing to enable our customers to introduce market-leading, differentiated products. Today, we help our customers address the challenges they face in our target markets with higher functionality, smaller form factor, lower power, improved price for performance and faster time-to-market products. We are continuing to create new mixed-signal and system-on-chip building blocks and process technologies to keep our customers at the leading edge of product functionality.

•

Continue to streamline our operations to improve efficiency and profitability. Our business has grown through acquisitions and new product and service introductions. We intend to continue our heightened focus on streamlining our operations to drive efficiencies and higher profitability. We have executed initiatives to improve our fab utilization through closure of our older generation 4-inch fab in Belgium, and to improve our backend costs by consolidating our backend processing in our in-house facility in the Philippines.

•

Continue to expand our ASSP portfolio to complement our customer-specific product design capabilities. We are implementing an initiative to leverage our existing intellectual property, end-market knowledge and semiconductor design capabilities to expand our ASSP offerings. We believe this will help us capture more benefit from our research and development spending, while offering a broader product portfolio and faster time to market for our customers. While an ASSP may generate less revenue per design win than a customer-specific product, ASSPs can be sold to multiple customers without significant incremental research and development spending. ASSPs also contain higher intellectual property content that we develop internally and can, therefore, allow for better return on research and development investment. We aim to increase the share of our revenue that is derived from ASSPs, and we believe that successful implementation of this strategy can improve profitability.

•

Continue to increase value added to our customers by offering complete solutions. We offer our customers design assistance, proprietary intellectual property implemented in both customer-specific and application-specific standard products and manufacturing services. By offering complete solutions and value added services, we believe we differentiate ourselves from competitors who have not been focused on our target markets as long as we have been or are not willing to accommodate customers’ demands in the level of volumes or length of product lifecycles that we are focused on.

•

Pursue growth through targeted acquisitions. During the last few years we have completed several acquisitions including the Mixed-signal Business of Alcatel Microelectronics, Flextronics Semiconductor Business, Dspfactory, Starkey Laboratories’ design center and the ultra-low power SRAM business of NanoAmp Solutions.

The Company and History

We are a holding company and conduct all our business operations through AMI Semiconductor, Inc., our wholly owned subsidiary, and its subsidiaries. We were incorporated in Delaware in 1988. Our headquarters are located in Pocatello, Idaho, and we have wafer fabrication facilities in Pocatello, Idaho, and Oudenaarde, Belgium, as well as test operations in Calamba, the Philippines.

Our predecessor company was founded in Santa Clara, California, in 1966 as American Microsystems, Inc., to design and manufacture analog and mixed-signal integrated circuits. In the 1980s, American Microsystems shifted its focus to the design and manufacture of mixed-signal and digital custom integrated circuits and, in 1985, entered the digital conversion ASIC business when it completed its first significant conversion project. American Microsystems was acquired by Gould, Inc., in 1982, which in turn was acquired by a company now known as Nippon Mining Holdings, Inc., in 1988. Between 1988 and 2000 our predecessor operated at various times as a division of Nippon Mining and a subsidiary of GA-TEK, which was also a subsidiary of Nippon Mining. We refer to GA-TEK as our former parent. In 2000 our division was spun out into a subsidiary, and in December 2000 the subsidiary, Nippon Mining and new investors engaged in a recapitalization transaction pursuant to which the subsidiary was renamed AMI Semiconductor, Inc., and became our wholly owned subsidiary. In June 2002, we acquired the mixed-signal business of Alcatel Microelectronics NV from STMicroelectronics NV. We refer to this as the MSB acquisition. That same year, we acquired Microsemi’s Micro Power Products group. Those acquisitions provided us with new capabilities in mixed-signal technology, including high-voltage analog complimentary metal oxide semiconductor (CMOS) processes as well as the beginnings of our ultra low power capability. In September 2003, we completed an initial public offering. In November 2004, we acquired Dspfactory Ltd. (Dspfactory), a leader in ultra-low power digital signal processing technology for digital hearing aids and other low-power applications. We refer to this as the Dspfactory acquisition. This acquisition boosted our ultra-low power intellectual property and design capability and provided us with in-house signal processing experts. In September 2005, we acquired the semiconductor business of Flextronics International USA Inc. and certain of its affiliates, which specializes in custom mixed-signal products, image sensors and digital application-specific integrated circuits including field programmable gate array conversion products. We refer to this as the Flextronics acquisition. To further strengthen our ultra-low power capability, we purchased certain assets of Starkey Laboratories’ integrated circuit design center in July 2006 (the Starkey acquisition), and we acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) businesses of NanoAmp Solutions, Inc., in September 2006 (the NanoAmp acquisition).

Products and Services

Our products and services are organized into two reportable segments: integrated mixed-signal products and structured digital products. Through these segments, we provide our customers semiconductor products, manufacturing services for customer-designed semiconductor products and structured digital cost optimization platforms. See note 19 to the audited consolidated financial statements included elsewhere in this report on Form 10-K for information by geographical area. Because we have significant foreign sales and operations and intend to expand our global presence, we are subject to political, economic and other risks we would not face in a domestic market.

Integrated Mixed-signal Products (78.5% of 2007 revenue)

We design and manufacture complex, application-specific, integrated mixed-signal semiconductor products. We provide a full range of products and manufacturing services to our customers, including customer specific mixed-signal ICs and ASSPs. We work closely with our customers throughout the design period, typically lasting from six to 36 months, which allows us to establish long-term working relationships with them. Our integrated mixed-signal products combine analog and digital functions on a single chip to form either a customer defined system-level solution specific to the customer’s application or, increasingly, ASSPs which can be used in many different applications by many different customers.

Customer Specific Integrated Mixed-signal ICs

We help our customers design and manufacture mixed-signal ICs custom designed for their applications, which typically require our semiconductors to interface to an analog sensor, digitize the signal captured by the sensor, mathematically process the digitized signal and then activate one or more control outputs based on the results of the signal processing. The proliferation of sensors and the requirement to interface with those sensors in our target markets are driving the growing need for integrated mixed-signal products we provide.

We also provide customer specific mixed-signal IC’s through the use of analog array technology. Analog arrays use proven blocks of circuitry, such as amplifiers, capacitors, data converters, non-volatile memory, temperature sensors, oscillators and voltage references as custom interconnect layers to produce finished semi-custom products. Analog arrays enable us and our customers to quickly develop a semi-custom mixed-signal product at the lowest possible design cost.

Integrated Mixed-signal ASSPs

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

Our typical integrated mixed signal IC products include the following building blocks and functions:

Sensor Interfaces. Our mixed-signal ICs interpret and manipulate analog signals captured by sensors, which transform real world stimuli, such as temperature and pressure, into analog electrical signals. The proliferation of sensors and the requirement to interface with those sensors have expanded the market for integrated mixed-signal products which can accurately interpret the outputs from the sensors and process them using digital control circuitry. Sensor and interface circuits often operate at voltage levels that are ten to twenty times lower than the voltage levels needed to power the IC. Bridging between high and low voltages represents a challenge to a typical semiconductor manufacturer. We specialize in developing smart power, low-noise sensor interfaces that enable our customers to create sensor products that are small in size, consume less power and can operate in high voltage environments, which are key attributes in the automotive and industrial markets. In the automotive field, we have worked with large automotive customers to provide sensor interfaces for angular position sensing, used in applications such as steer-by-wire or throttle position sensing, as well as in emerging applications for stability control, which utilize our digital signal processing technology and smart power circuits for alternator applications. In the medical diagnostics field, we have worked with customers to develop integrated mixed-signal solutions for high volume applications, such as blood glucose monitoring, hearing aids and imaging.

Control Circuits. Most equipment in the automotive and industrial markets operates in high voltage environments. Digital semiconductors usually operate in low voltage environments. We have specialized design skills and manufacturing process technologies that enable us to provide control function semiconductors that reliably and effectively interface with high voltage levels. We call the blend of high-voltage and low-voltage capabilities our “smart power” technology. This technology allows us to add a logic compute core, such as a microprocessor, on the same IC as the high-voltage circuits that the core must control and communicate with. Our integrated mixed-signal high-voltage control products can amplify, condition and regulate analog signal inputs and outputs ranging from five to 100 volts. Utilizing our proprietary design techniques and proprietary high voltage manufacturing processes, we can create cost-effective, energy-efficient single chip solutions for high voltage systems. High-voltage control applications include headlamp drivers and motor control for positioning of headlamp systems for automotive suppliers, as well as equipment and circuit control for industrial suppliers.

Communications and Signal Processing Circuits. We implement low data rate wireless functionality in our ICs that enable digital data to be sent over moderate distances using a low-power connection. Low data rate solutions are widely used in the automotive, medical and industrial markets. These markets are not addressed by the relatively high cost, high power consumption, high data rate wireless products, such as those used in wireless phones. Our products are optimized for low cost and low power and are used by customers in applications such as wireless home security and keyless entry. We also offer wired communication products for such applications as in-vehicle control and industrial networking. Our digital signal processing technology is another key building block we implement in our products. Our ultra-low power digital signal processing technology is primarily designed for ultra-low power applications such as hearing aids, wireless headsets and other medical applications, which rely on extended battery life and low background noise enabled by our technology.

Structured Digital Products (21.5% of 2007 revenue)

Many electronic system designers who are our customers use programmable digital semiconductors, also known as FPGAs, in the initial stages of product definition and market introduction. The cost of such devices is typically higher than the cost of a fixed function application-specific IC. To address the rising costs associated with FPGAs and digital semiconductor design and manufacturing in general, we offer our structured digital products to customers who are looking to optimize their costs and size of their semiconductor devices in a short timeframe. We focus on opportunities in the mid-range of volume requirements with intermediate degrees of design complexity. We believe our structured digital products offer customers lower per unit cost, higher levels of integration, higher reliability, greater processing speed and lower power consumption. We have been an innovator in the digital conversion market since 1985 and have created many methodologies and software tools that have enabled us to develop a leading position in this market. Our technologies enable us to compete using lithographies two to three process generations behind those being used by FPGA manufacturers. In 2006, we started work on our first design at 0.13 micron. Our structured digital products are used in a wide variety of applications that vary in complexity, including communications infrastructure, medical imaging, automotive and consumer applications.

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

Customers, Markets and Applications

The following table depicts our principal end markets, the percentage of revenue for 2007 in each end market and some specific applications for our products during 2007:

End Markets	Automotive	Industrial	Medical	Communications	Military and Aerospace	Computing, Consumer and Other
Percentage of revenue for 2007	28.6%	25.2%	15.7%	7.9%	7.8%	14.8%
Applications	In-vehicle sensors Engine management Headlight controls Stability control Airbags	Industrial networking Circuit protection Wireless security Energy metering	Medical imaging Pacemakers Blood glucose monitors Hearing aids Defibrillators	Broadband analog Wireless base stations Switches Routers	Cockpit displays Guidance systems Munitions Infrared imaging	Printers Power management Storage systems

In 2007, 2006 and 2005, our 30 largest customers accounted for 62.9%, 60.4% and 64.4% of our revenue, respectively. Our three largest customers in 2007 accounted for the following percentage of revenue for the years indicated:

Customer	2007	2006	2005
Hella	10.1%	8.3%	7.2%
Siemens	6.6%	5.9%	5.9%
Schneider	4.3%	2.9%	2.4%

Hella accounted for approximately 10.1% or our revenue in 2007, which is attributed to our mixed signal business unit. Six-month backlog was $169.2 million as of December 31, 2007 and $158.2 million as of December 31, 2006. See further discussion of Backlog below.

Sales, Marketing and Distribution

We sell our products primarily through direct sales personnel and independent sales representatives. In 2007, approximately 97% of our sales were made to original equipment manufacturers or their electronic manufacturing service providers. Approximately 3% of our 2007 sales were made to distributors. As we continue to develop our ASSP product catalog, our distributors are expected to have an increasing role in addressing the broader applicable customer base for these products. Contracts with our independent sales representatives and our distributors are usually terminable by either party on relatively short notice.

We believe that maintaining a technically competent and highly focused group of direct sales personnel supported by independent sales representatives is the most efficient way to serve our current customers and to develop and expand our markets and customer base worldwide. Our direct sales organization includes regional sales managers, field application engineers and account managers. Our direct sales personnel are divided geographically throughout North America, Europe and the Asia Pacific region to provide localized technical support. We have strategically located our sales and technical support offices near concentrations of major customers. As of December 31, 2007, we had 71 direct sales personnel, of which 30 covered North America, 26 covered Europe and 15 covered the Asia Pacific region.

We use our independent sales representative network to distribute our products, except for mixed-signal foundry services, primarily in North America and the Asia Pacific region, and for a small percentage of our sales in Europe. Our direct sales personnel support independent sales representatives by regularly calling on existing and prospective customers. During 2007, 2006 and 2005 we derived approximately 30.0%, 26.3% and 32.7% respectively, of our revenue from independent sales representatives. Our independent sales representatives in North America do not offer other products that compete directly with our products.

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

Research and Development

As an integrated device manufacturer, our basic strategy is two-fold: we must leverage our in-house analog CMOS process technologies as well as develop intellectual property to use those processes. We invest in three core technologies that underpin most of the ICs we produce. We believe that these technologies provide us with competitive advantages versus other semiconductor companies. The technologies are analog/mixed-signal processes, intellectual property and design skills, especially for applications that require interfacing with high voltages (5V to 100V); ultra-low power mixed-signal IC design, especially for applications that require digital signal processing; and FPGA conversion intellectual property and design.

Our expenditures for research and development for 2007, 2006 and 2005 were $105.1 million, $104.6 million and $87.4 million, respectively, representing 17.1%, 17.3% and 17.4%, of revenue in each of the respective periods.

Our research and development efforts focus on design methodology, intellectual property and process technology for integrated mixed-signal and structured digital products. We have continued to improve our manufacturing processes, design software and design libraries. We also work closely with our major customers in many research and development activities, including joint intellectual property development, to increase the likelihood that our products will be more easily designed into our customers’ products and consequently achieve rapid and lasting market acceptance. Areas of focus in intellectual property development include developing our library of microcontroller, motor control, data conversion, high voltage (including flash memory), wireless, low power and digital signal processing building blocks.

Intellectual Property

We rely on a combination of patent, copyright, maskwork rights, trademark and trade secret laws and contractual restrictions to establish the proprietary aspects of our business and technology across our principal product groups. As of December 31, 2007, we held 113 U.S. patents and 105 foreign patents. We also had over 100 patent applications in progress. The patents are based primarily on circuit design and process techniques. Our patents have a typical duration of 20 years from application date. By the end of 2008, approximately 2% of the patents we currently have will be expiring. We may also choose to abandon selected existing patents and/or patent applications depending on their business value. We do not expect either the expiration or abandonment of existing patents to have a material impact on our results, as these technologies are not revenue producing and we will be able to continue using the technologies associated with these patents. Pending patent applications or other applications that may be filed may not result in issued patents. In addition, issued patents may not survive challenges to their validity. However, we believe that the loss of any one of our patents would not materially affect our business. We have licensed our design libraries and software to selected customers to design products that are then manufactured by us. We may also license technology from third parties to incorporate into our designs.

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

In addition, on July 19, 2007, we were served with a complaint filed in the U.S. District Court for the Southern District of New York by PowerDsine, Inc., and PowerDsine, Ltd., alleging that we breached the terms of a nondisclosure agreement between them and our Belgian subsidiary by using PowerDsine’s confidential information to develop our power-over-ethernet products. See “Item 3. Legal Proceedings” for a more complete description of the PowerDsine claim.

Manufacturing

We manufacture wafers at our 5-inch and 8-inch fabs located in Pocatello, Idaho, and our 6-inch fab located in Oudenaarde, Belgium. Our wafer fabrication technology is based on CMOS, Bipolar complimentary metal oxide semiconductor (BiCMOS) and high voltage processes. During the fourth quarter of 2007, we closed our 4-inch wafer fabrication facility in Oudenaarde, Belgium.

Our integrated mixed-signal products customers do not typically require us to maintain process technologies below 0.35 micron. As a result, our capital expenditure requirements are often less as a percentage of revenue as compared to purely digital semiconductor companies, which invest in higher cost process technologies below 0.35 micron. We purchase from TSMC 0.15 and 0.13 micron CMOS wafers that we use in our various product platforms.

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

The table below sets forth information with respect to our wafer fabrication facilities, products and technologies:

Location	Products/Functions	Installed Annual Equipment Capacity (1)		Wafer Diameter
Pocatello	CMOS Wafers, 0.6 micron and above, 2 to 3 metal levels	130,000		5”
Pocatello	CMOS Wafers, 0.35 micron to 0.8 micron, 2 to 5 metal levels	78,000	(2)	8”
Oudenaarde	BiCMOS Wafers, 0.35 micron to 1 micron, 2 to 5 metal levels	112,000	(3)	6”

(1)	Wafers per year.

(2)	By adding additional equipment, production capacity at our 8-inch fab could be increased to 225,000 wafers per year.

(3)	By adding additional equipment, production capacity at our 6-inch fab could be increased to 175,000 wafers per year.

Fabricated wafers are transferred to third party facilities for packaging and returned to us. We perform wafer and packaged die testing primarily at our facility in Calamba, the Philippines. In 2005 and before, we performed testing at our 85,600 square foot facility in Manila, which was established in 1980. Beginning in the second quarter of 2005, we began relocating these activities to a new 129,000 square foot facility in Calamba, the Philippines, which was expanded to 221,269 square feet in 2007. As of March 1, 2006 we closed the Manila facility and now perform all of our testing activities at the new facility. We also outsource back-end packaging and testing to a number of subcontractors in Asia, including Amkor, ASE, STATSChipPac and AIT.

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

Our manufacturing groups also go through stringent certifications to support our focus on our target markets of automotive, medical, industrial, military and aerospace, and communications. These markets have very demanding requirements for quality and reliability. The following standards require third party auditing to receive certification. We were the first semiconductor company to independently certify to the MIL-PRF-38535 QML standard. In 2002 we became the first pure-play custom integrated circuit manufacturer to attain certification to the telecom TL9000 R3 standard. We became an ISO9000 certified company in 1994, received the QS9000 automotive certification in 1997, became a STACK-certified supplier in 2000 and became certified to the worldwide automotive ISO TS16949:2002 standards in 2003. We have also been certified to the ISO14001:1996 environmental standard since 2004, and earned several government-sponsored quality awards.

Backlog

Reported backlog represents products forecasted or scheduled to be delivered under written purchase orders within six months. Backlog is influenced by several factors, including market demand, pricing, customer order patterns and changes in product lead times. Backlog may fluctuate from booking to time of delivery to reflect changes in customer needs or industry conditions. Once manufacturing has commenced, orders generally are not cancelable. In addition, because customers already have invested significant time working with us (typically from six to 24 months before production of a custom semiconductor) and have typically incurred non-recurring engineering fees in full before production begins, customers generally have given careful consideration to the orders they place, and generally do not cancel orders. However, backlog may not ultimately be realized as revenue. Six-month backlog was $169.2 million as of December 31, 2007 and $158.2 million as of December 31, 2006. Changes in the Euro exchange rate accounted for approximately $6.5 million of this increase. The remaining increase was driven by improved demand for our products.

Backlog should not be taken as an indicator of our anticipated revenue for any particular future period. Line items recorded in backlog may not result in revenue within six months for several reasons, including: (a) we, for various reasons, may be unable to ship certain customer orders within the specified time frame promised; (b) customer order delivery dates may be delayed to a subsequent period by our customers; and (c) customer orders may be cancelled at our customers’ request. These factors may be offset by, both (a) new customer orders that are booked subsequent to the backlog reporting date and delivered to the customer within six months and (b) customer orders with anticipated delivery dates outside six months and subsequently shipped sooner than originally anticipated. The amount of revenue recognized in excess of backlog during any six-month period varies and depends greatly on overall capacity in the semiconductor industry and capacity in our manufacturing facilities. We do not routinely monitor the extent of backlog cancelled, pushed out for later delivery or accelerated for earlier delivery.

Seasonality

Generally, we are affected by the seasonal trends of the semiconductor and related electronics industries. However, we believe our revenues are less susceptible to seasonality than some other semiconductor companies because of a lower concentration of revenues in the communications, computing and consumer markets, which are generally considered to be more cyclical in nature than our target markets of automotive, medical and industrial. Typically, revenues are lower in the first and fourth quarters of the year, and higher in the second and third quarters. This was the case during 2007. In 2006, we experienced sequential growth in revenues in the first three quarters of the year. Normal seasonality returned as revenues declined in the fourth quarter. Specific conditions in any given year, such as inventory corrections, increases and decreases in customer demand, new end-market product cycles or economic or political events, can override seasonal trends. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Competition

We compete in highly competitive markets. As the semiconductor industry continues to mature, we expect our competition to intensify. The value we provide our customers includes our unique process technologies, our ability to design complex, highly integrated products, our commitment to quality and our commitment to support our customers’ products throughout their product lives. Although no one company competes with us in all of our product lines, we face significant competition for products in our two business segments from domestic, and as well as international companies. Some of these companies have substantially greater financial, technical, marketing and management resources than we have.

Our integrated mixed-signal product competitors include larger diversified semiconductor suppliers, such as STMicroelectronics and Texas Instruments, and smaller end market focused suppliers, such as Elmos, Zarlink and Gennum. The principal markets we serve in this segment are automotive, medical and industrial. In the automotive and industrial markets, we believe we are the fourth-largest and third-largest supplier of custom analog and mixed-signal products, respectively. In the medical market, we believe we are one of the leading suppliers of custom and application-specific analog and mixed-signal products.

In our integrated mixed-signal products segment, we compete with other customer-specific semiconductor solutions providers based on design experience, manufacturing capability, depth and quality of mixed-signal intellectual property, the ability to service customer needs from the design phase to the shipping of a completed product, length of design cycle, longevity of technology support and sales and technical support personnel. In our structured digital products segment, we compete with programmable digital logic product suppliers on the basis of chip size, performance and production costs. Our ability to compete successfully depends on internal and external variables, both within and outside of our control. These variables include, but are not limited to, the timeliness with which we can develop new products and technologies, product performance and quality, manufacturing yields and availability, customer service, pricing, industry trends and general economic trends.

In addition, companies such as Maxim, Microchip, Linear Technology and IBM have skills and base capabilities similar to ours but we do not generally compete with these companies on a direct basis.

Employees

Our worldwide workforce consisted of 2,875 employees (full- and part-time) as of December 31, 2007, of which 1,104 were located in North America, 882 were located in Europe and 889 were located in Asia. None of our employees in North America or Asia are represented by collective bargaining arrangements. We believe that our relations with our employees in North America and Asia are satisfactory. The employees located in Belgium are generally represented by unions and have collective bargaining arrangements at the national, industry and company levels. We believe that our relations with our unionized employees in Belgium are satisfactory.

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

We are required pursuant to an order issued by the California Regional Water Quality Control Board to clean up trichloroethylene contaminated groundwater at our former manufacturing facility located in Santa Clara, California. We are currently monitoring the groundwater and, based on the results of our clean-up efforts to date, do not expect to be required to implement any other remedial measures. We believe that the annual cost of operating the groundwater treatment system will be immaterial to our financial statements in 2008. Nippon Mining Holdings Inc. (formerly known as Japan Energy Corporation) and its subsidiary agreed to indemnify us for certain existing environmental exposures and to pay certain existing liabilities as part of our recapitalization in December 2000. However, Nippon Mining or the other indemnifying party may not have the ability to fulfill their obligations in the future. Unexpected costs that we may incur with respect to environmental matters may result in additional loss contingencies.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of February 15, 2007.

Name	Age	Title
Executive Officers
Christine King	58	Chief Executive Officer
Ted Tewksbury	51	President and Chief Operating Officer
Joseph Passarello	46	Senior Vice President and Chief Financial Officer
Jon Stoner	51	Senior Vice President and Chief Technology Officer
Charlie Lesko	49	Senior Vice President, Sales & Marketing

Christine King, President, Chief Executive Officer and Director. Ms. King joined us in September 2001 as President, Chief Executive Officer and a director. From September 2000 to September 2001 Ms. King served as Vice President of Semiconductor Products for IBM Microelectronics. From September 1998 to September 2000 Ms. King was Vice President of the Networking Technology Business Unit for IBM. Ms. King also served as Vice President of Marketing and Field Engineering at IBM from June 1995 to September 1998 and Manager of ASIC Products at IBM from March 1992 to June 1995. While at IBM, Ms. King launched the company’s ASIC and networking businesses. Ms. King holds a B.S. degree in electrical engineering from Fairleigh Dickinson University. Ms. King serves on the boards of Analog Devices, Inc., a semiconductor company, and IDACORP, Inc., a power company in Boise, Idaho.

Ted Tewksbury, President and Chief Operating Officer. Dr. Tewksbury joined us in 2006. He has over 20 years of semiconductor industry experience, including most recently serving as general manager and managing director at Maxim Integrated Products, Inc., from February 2000 to August 2006, where he ran 11 product lines, established its high-speed data converter and high-performance RF businesses, and introduced over 180 new products. Before that, Dr. Tewksbury served as director of SiGe RF/analog product development for IBM Microelectronics and as senior design engineer for Analog Devices. Dr. Tewksbury obtained his bachelor’s, master’s and doctorate degrees from the Massachusetts Institute of Technology.

Joseph Passarello, Senior Vice President and Chief Financial Officer. Mr. Passarello joined us in July 2007 from Therma-Wave, Inc. where he was Vice President of Finance and Chief Financial Officer from May 2005 until May 2007. Prior to Therma-Wave, Inc., Mr. Passarello was the Vice President, Corporate Controller at JDS Uniphase from April 2002 through April 2005 and the Vice President of Finance, US Operations at ASML from May 2001 through March 2002. Between July 1993 and May 2001, Mr. Passarello held various senior level finance and accounting positions with Silicon Valley Group, Inc. Joe holds a master’s degree in business administration from Santa Clara University and a BS in accounting from St. Mary’s College of California.

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

Charlie Lesko, Senior Vice President, Sales and Marketing. Mr. Lesko joined us in 2003 from Broadcom Corporation where he was Vice President of North American Sales from July 2002 to May 2003. Mr. Lesko has an extensive sales and marketing background in the semiconductor industry. Prior to working with Broadcom Corporation, Mr. Lesko was Vice President of Worldwide Sales for Axcelis Technologies from July 2000 to July 2002. Prior to joining Axcelis, Mr. Lesko held various management positions at Teradyne, Inc. from July 1990 to July 2000. Mr. Lesko holds an M.B.A. in finance from the University of Dallas and he earned a B.E. degree in engineering at State University of New York-Stony Brook.

Available Information

We file annual, quarterly and special reports, proxy statements and other information with the SEC. You may read and copy any reports, statements and other information we file at the SEC’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. Please call (800) SEC-0330 for further information on the Public Reference Room. The SEC also maintains an internet web site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. Our filings are available on the website maintained by the SEC at www.sec.gov.

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

In November 2007, as a result of an independent accounting review completed by our Audit Committee, we identified certain errors related to our inventory accounting that we concluded rose to the level of a “material weakness.” The errors resulted in an understatement of gross margin of $0.5 million and an understatement of operating income and net income of $0.2 million for the three-month period ended March 31, 2007, and an overstatement of gross margin of $1.4 million, an overstatement of operating income of $1.2 million, and an overstatement of net income of $0.7 million for the three-month period ended June 30, 2007. On November 13, 2007, we restated our financial statements for the three-month periods ended March 31, 2007, and June 30, 2007, and revised our assessment of internal control over financial reporting to include this additional material weakness when we filed our Forms 10-Q/A. We completed remediation plans with respect to the control deficiencies related to cost of sales and inventory accounting in 2007. These plans included changes to procedures and guidelines with regard to standard changes and certain system changes to correct system coding errors that were identified in 2007. As of December 31, 2007, this material weakness had been remediated.

In connection with the preparation of our financial statements and other reports for the year ended December 31, 2005, we identified a deficiency in our internal controls over financial reporting relating to revenue recognition that we concluded rose to the level of a “material weakness.” Our internal controls over financial reporting were not designed to effectively identify when delivery of products to our customers had occurred and related revenue could accordingly be recognized. This material weakness was remediated in 2006. In the third quarter of 2006, we identified an error related to the accounting for income taxes on income deemed to be distributed to the U.S. parent company from certain of our foreign affiliates. On November 2, 2006, we concluded that this error was material to our consolidated financial statements for the year ended December 31, 2005. The error also affected our financial statements for the first and second quarters of 2006. We restated the financial statements for these periods. We further determined that a material weakness existed related to our income tax controls as of December 31, 2005, and revised our assessment of internal control over financial reporting to include this additional material weakness when we filed our Form 10-K/A. As of December 31, 2006, this material weakness had been remediated.

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

Our success depends on effective and efficient utilization and operation of our manufacturing facilities, without interruptions, defects, reduced yields, or unnecessary costs, and maintain or increase our gross margins and a failure in any of these areas could have a material adverse effect on our results of operations and financial condition.

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

Other events may affect our ability to efficiently and properly operate our manufacturing facilities. For example, in 2005 we began relocating our test and sort operations to a new facility in the Philippines. This project was completed during the first quarter of 2006. This move was complicated by assembly constraints in late 2005 and early 2006, which, in combination with inefficiencies in our test operation, resulted in extended lead times and increased inventories. More recently, in December 2007, we closed our 4-inch wafer fabrication facility in Belgium and we transferred the manufacture of a number of products to other fabrication facilities. If we experience problems manufacturing these products in the other fabrication facilities, we could experience extended lead times. In addition, we increased our inventory levels of certain products in anticipation of this closure and if customer demand is insufficient, we may be unable to sell all of the products currently held in inventory.

In addition to problems that may arise in the manufacturing processes and environment, another important factor in our success is the extent to which we are able to utilize the available capacity in our fabrication and test facilities. Utilization rates can be negatively affected by periods of industry over-capacity, low levels of customer orders, operating inefficiencies, obsolescence, mechanical failures and disruption of operations due to expansion or relocation of operations and fire or other natural disasters. For example, the downturn in the semiconductor industry from 2000 to 2003 resulted in a decline in the capacity utilization at our wafer fabrication facilities. Our capacity utilization increased in the first half of 2004 and then declined during the second half of 2004 and through 2005. We saw an increase in capacity utilization in the first six months of 2006, followed by a decline in the third and fourth quarters of 2006. While our capacity utilization increased in the first nine months of 2007, it slightly decreased in the fourth quarter of 2007. If this trend continues, our wafer fabrication capacity may be under-utilized and our inability to quickly reduce fixed costs, such as depreciation and other fixed operating expenses necessary to operate our wafer manufacturing facilities, would harm our operating results.

We may not be able to sell the inventories of products on hand, which could have a material adverse effect on our results of operations and financial condition.

In anticipation of the relocation of our test facilities in the Philippines, the consolidation of our sort facilities in Belgium and the United States into the new facility in the Philippines, in preparation for the closure of our 4-inch wafer fabrication facility in Oudenaarde, Belgium, and for other operational reasons, we built up and may continue to build up inventories of certain products in an effort to prevent or mitigate any interruption of product deliveries to our customers. In some instances, we have manufactured these products without having received orders for them. Because our products are typically designed for a specific customer and are not commodity products, if customers do not order the products we have built, we will likely not be able to sell them, and we may need to record reserves against the valuation of this inventory. If these events occur, it could have a material adverse effect on our results and financial condition.

Our ability to compete successfully and achieve future growth will depend, in part, on our ability to protect our proprietary technology, as well as our ability to operate without infringing the proprietary rights of others, and our inability to do so could have a material adverse effect on our business.

As of December 31, 2008, we held 113 U.S. patents and 105 foreign patents. We also had over 100 patent applications in progress. By the end of 2008, less than 2% of the patents we currently have in place will be expiring. We do not expect this to have a material impact on our results, as these technologies are not revenue-producing, and we will be able to continue using the technologies associated with these patents. We intend to continue to file patent applications when appropriate to protect our proprietary technologies. The process of seeking patent protection takes a long time and is expensive. We cannot assure you that patents will issue from pending or future applications or that, if patents issue, they will not be challenged, invalidated or circumvented, or that the rights granted under the patents will provide us with meaningful protection or any commercial advantage. In addition, we cannot assure you that other countries in which we market our services will protect our intellectual property rights to the same extent as the United States.

We also seek to protect our proprietary technologies, including technologies that may not be patented or patentable, by confidentiality agreements. We cannot assure you that these agreements will not be breached or that we will have adequate remedies for any breach.

Our ability to compete successfully depends on our ability to operate without infringing the proprietary rights of others. In January 2003, Ricoh Company, Ltd. filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh relating to certain methodologies for the automated design of custom semiconductors. This case has been stayed pending a final decision from the U.S. Patent and Trademark Office (PTO) on the validity of the claims stated in the patent at issue. In addition, PowerDsine Ltd. filed a complaint against us in the U.S. District Court for the Southern District of New York on July 19, 2007 alleging that we violated the terms of a non-disclosure agreement and utilized their confidential information in our Power-over-Ethernet products. Discovery in the case is proceeding.

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

We have formed arrangements with other wafer fabrication foundries and packaging and test subcontractors for various reasons. Our arrangements with other wafer foundries enable us to supplement capacity and gain access to more advanced digital process technologies. Our arrangements with packaging subcontractors are necessary because the packaging of integrated circuits is a complex process requiring, among other things, a high degree of technical skill and advanced equipment that is not practical or cost-effective for us to perform. The testing of integrated circuits is also a complex process requiring technical skill and advanced equipment. While we perform a substantial portion of testing in our facility located in the Philippines, we also subcontract a significant amount of testing to subcontractors to supplement our internal capabilities. Regardless of whether any of these subcontractors have contributed to a product, the orders and sales of the product are conducted through our company and under our logo. As a result, if one of our subcontractors experiences quality problems, capacity constraints, decreased yields, delivery delays, or raises prices significantly, we could face product liability claims, product shortages, decreased revenues or lost customers, which could adversely affect our operating results. For example, during the fourth quarter of 2005, our principal packaging subcontractor experienced capacity constraints which affected our ability to ship products to customers during the quarter and negatively affected our revenues. In 2006, we took steps to attempt to guarantee future capacity, which caused us to incur additional costs and reduced profit margins.

Uncertainty about the pending merger with ON could harm our business, whether or not the merger is completed.

In response to the announcement of the pending merger with ON, existing or prospective customers may delay or defer their purchasing or other decisions, or they may seek to change their existing business relationships. In addition, as a result of the merger, current and prospective employees could experience uncertainty about their future with AMI, and we could lose key employees as a result. In addition to retention, these uncertainties may also impair our ability to recruit or motivate key personnel. Completion of the merger will also require a significant amount of time and attention from management. The diversion of management attention away from ongoing operations could adversely affect ongoing operations and business relationships.

Failure to complete the merger could adversely affect our stock price and future business and financial results.

Completion of the merger is conditioned upon, among other things, the receipt of regulatory approvals and the approval of ON’s and AMI’s stockholders. There is no assurance that the parties will receive the necessary approvals or satisfy the other conditions to the completion of the merger. Failure to complete the proposed merger would prevent ON and AMI from realizing the anticipated benefits of the merger. AMI would also remain liable for significant transaction costs, including legal, accounting and financial advisory fees. In addition, the market price of AMI’s common stock may reflect various market assumptions as to whether the merger will occur. Consequently, the completion of, or failure to complete, the merger could result in a significant change in the market price of AMI’s common stock.

We may need to take restructuring actions, which may cause us to incur impairment and other restructuring charges. These charges, or the failure to take or to properly execute on these actions, could materially affect our results of operations and financial conditions.

During industry downturns and for other reasons, we have in recent years taken and in the future may need to take additional restructuring actions and record impairment or restructuring charges. Failure to take these actions or to properly execute on them could have a material adverse effect on our results of operations or financial condition. Further, the resulting impairment and restructuring charges could have a material adverse effect on our results of operations or financial condition.

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

We make significant decisions, including determining the levels of business that we will seek and accept, production schedules, component procurement commitments, personnel needs and other resource requirements, based on our estimates of customer requirements and expenses. The short-term nature of commitments by many of our customers and the possibility of rapid changes in demand for their products reduces our ability to accurately estimate future customer requirements. On occasion, customers may require rapid increases in production, which can challenge our resources, reduce margins or harm our relationships with our customers. We may not have sufficient capacity at any given time to meet our customers’ demands. Conversely, downturns in the semiconductor industry, such as the downturn that commenced late in 2000 and ended in 2003, can and have caused our customers to significantly reduce the amount of products ordered from us. Reductions in customer orders have caused our wafer fabrication capacity to be under-utilized. Because many of our costs and operating expenses are relatively fixed, a reduction in customer demand has an adverse effect on our gross margins and operating income. Reduction of customer demand also causes a decrease in our backlog. There is also a higher risk that our trade receivables will be uncollectible during industry downturns or downturns in the economy. Any one or more of these events could have a material adverse effect on our results of operations and financial condition. While orders increased in the first quarter of 2007, they decreased 12% in the second quarter of 2007 and increased slightly during the third and fourth quarters. If the orders decline again, our margins could be adversely affected due to our fixed expenses being allocated over a lower number of units produced.

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

If we lose a major customer or if customers cease to place orders for our high-volume devices, our financial results will be adversely affected. While we served more than 600 customers in the twelve-month period ending December 31, 2007, sales to our 17 largest customers represented 51.0% of our revenue during this period. One of our customers accounted for 10.1% of our revenue during this time period. The identities of our principal customers have varied from year to year and our principal customers may not continue to purchase products and services from us at current levels, or at all. In addition, while we sold over 2,400 different products during the twelve-month period ending December 31, 2007, the 113 top selling devices represented 50.1% of our revenue during this period. The devices generating the greatest revenue have varied from year to year and our customers may not continue to place orders for such devices from us at current levels, or at all. Significant reductions in sales to any of these customers, the loss of a major customer or the curtailment of orders for our high volume devices within a short period of time would adversely affect our business.

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

The semiconductor industry is cyclical and our ability to respond to downturns is limited. The semiconductor industry experienced the effects of a significant downturn that began in late 2000 and continued into 2003. During this downturn, our financial performance was negatively affected by various factors, including general reductions in inventory levels by customers and excess production capacity. Backlog increased in 2007 compared to 2006. Orders increased slightly during the third and fourth quarters of 2007. We cannot predict whether this will continue or to what extent business conditions will change in the future. If we experience reduced customer orders again, for an extended period, or business conditions change for the worse in the future, these events would materially adversely affect our results of operations and financial condition.

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

A significant portion of our revenue and costs are denominated in foreign currencies, including the euro and, to a lesser extent, the Philippine peso and the Japanese yen. Euro-denominated revenue represented approximately 29% of our revenue during 2007. As a result, changes in the exchange rates of these foreign currencies to the U.S. dollar will affect our revenue, cost of revenue and operating margins and could result in exchange losses. The Euro exchange rate increased 11.76% to 1.4719 as of the end of 2007 from 1.3170 as of the end of 2006. The impact of future exchange rate fluctuations on our results of operations cannot be accurately predicted. From time to time, we will enter into exchange rate hedging programs in an effort to mitigate the affect of exchange rate fluctuations. However, we cannot assure you that any hedging transactions will be effective or will not result in foreign exchange hedging losses.

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

We could incur material costs to comply with environmental laws, which could have a significant effect on our results of operations and financial condition.

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

In addition, because we use hazardous and other regulated materials in our manufacturing processes, we are subject to risks of accidental spills or other sources of contamination, which could result in injury to the environment, personal injury claims and civil and criminal fines, any of which could be material to our cash flow or earnings. For example, we have recently received concurrence with a proposal to curtail pumping at one of our former manufacturing sites. Ongoing monitoring and reporting is still required. If levels significantly change in the future, additional remediation may be required. In addition, at some point in the future, we will have to formally close and remove the site’s extraction wells and treatment system. The discovery of additional contamination at this site or other sites where we currently have or historically have had operations could result in material cleanup costs. These costs could have a significant effect on our results of operations and financial condition.

We may need to raise additional capital that may not be available, which could have a material adverse effect on our results of operations and financial condition.

Semiconductor companies that maintain their own fabrication facilities have substantial capital requirements. We made capital expenditures of $50.0 million during 2007, $51.2 million in 2006 and $34.5 million in 2005. Capital expenditures for 2007 and 2006 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, providing Fab 10 the ability to expand manufacturing capacity, upgrading testers and handlers in our test operations, infrastructure improvements and other equipment and facility upgrades. Other capital spending during 2006 was attributed to activities related to the Flextronics acquisition (i.e., building renovations and purchase of testers). In 2005 these expenditures were made in relation to the transfer of our wafer sort operations and the relocation of our test facility in the Philippines to a new location, as well as for increases in our manufacturing capacity. The timing and amount of our future capital requirements cannot be precisely determined at this time and will depend on a number of factors, including demand for products, product mix, changes in semiconductor industry conditions and competitive factors. We may seek additional financing to fund further expansion of our wafer fabrication capacity or other projects. As of December 31, 2007, we had consolidated indebtedness of approximately $276.8 million. Because of this or other factors, additional financing may not be available when needed or, if available, may not be available on satisfactory terms. If we are unable to obtain additional financing, this could have a material adverse effect on our results of operations and financial condition.

Our substantial consolidated indebtedness could adversely affect our financial health.

AMI Semiconductor, Inc., our wholly owned subsidiary through which we conduct all our business operations, has a substantial amount of indebtedness that is guaranteed by us. We are a holding company with no business operations and no significant assets other than our ownership of AMI Semiconductor, Inc.’s, capital stock. As of December 31, 2007, our consolidated indebtedness was approximately $276.8 million and our total consolidated debt as a percentage of total capitalization was 38%. We, along with our subsidiaries, may incur certain additional indebtedness from time to time subject to the restrictions in the senior credit facilities.

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

These factors could have a significant effect on our results of operations and financial condition.

To service our consolidated indebtedness, we will require a significant amount of cash.

Our ability to generate cash depends on many factors beyond our control. Our ability to make payments on our consolidated indebtedness and to fund working capital requirements, capital expenditures and research and development efforts will depend on our ability to generate cash in the future. Our historical financial results have been, and we expect our future financial results will be, subject to substantial fluctuation based upon a wide variety of factors, many of which are not within our control. These factors include:

•	the cyclical nature of both the semiconductor industry and the markets for our products;

•	fluctuations in manufacturing yields;

•	exchange rate risks;

•	the timing of introduction of new products;

•	the timing of customer orders;

•	changes in the mix of products sold and the end markets into which they are sold;

•	the extent of utilization of manufacturing capacity;

•	the length of the life cycle of the semiconductors we are manufacturing;

•	availability of supplies and raw materials;

•	price competition and other competitive factors; and

•	work stoppages, especially at our fab in Belgium.

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

We may incur costs to engage in future acquisitions of companies or technologies and the anticipated benefits of those acquisitions may never be realized, which could have a significant effect on our results of operations and financial condition.

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

As a percentage of total revenue, our revenue outside of the Americas was approximately 56% during 2007. Our manufacturing operations are located in the United States and Belgium, our test facilities and our primary assembly subcontractors are located in Asia and we maintain design centers and sales offices in North America, Europe and Asia. We conduct almost all of our test and sort activities at our facility in Calamba, the Philippines. Political unrest or other conditions could prevent us from conducting these activities and/or shipping our products. International sales and operations are subject to a variety of risks, including:

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

We had 882 employees in Europe as of December 31, 2007, most of whom work in Belgium. The employees located in Belgium are represented by unions and have collective bargaining arrangements at the national, industry and company levels. In connection with any future reductions in work force we may implement, we would be required to, among other things, negotiate with these unions and make severance payments to employees upon their termination. In addition, these unions may implement work stoppages or delays in the event they do not consent to severance packages proposed for future reductions in work force or for any other reason. Furthermore, our substantial operations in Europe subject us to compliance with labor laws and customs that are generally more favorable to employees than in the United States. As a result, it may not be possible for us to quickly or affordably implement workforce reductions in Europe.

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

In Calamba, the Philippines, we lease a 221,269 square foot facility for our sort and test operations.

We also lease space in many locations throughout the United States for regional sales offices, field design centers and remote engineering and development operations.

Outside the United States, we lease space for regional offices in Canada, Israel, Europe and Asia. The leased space is for sales, marketing, administrative offices or design engineering and related support space.

All of our properties are used to maintain business for both of our business segments.

ITEM 3.	LEGAL PROCEEDINGS

From time to time we are a party to various litigation matters incidental to the conduct of our business.

In January 2003, Ricoh Company, Ltd. filed in the U.S. District Court for the District of Delaware a complaint against us and other parties alleging infringement of a patent owned by Ricoh. The case has been transferred to the U.S. District Court for the Northern District of California. Ricoh is seeking an injunction and damages in an unspecified amount relating to such alleged infringement. The patents relate to certain methodologies for the automated design of custom semiconductors. This case had been scheduled to go to trial in March 2007. However, in December 2006, after the PTO issued a non-final office action rejecting all of the claims of the patent and gave Ricoh two months to respond, the court issued an order staying the case pending a final decision from the PTO on the validity of the claims stated in the patent at issue in this case. We believe that the asserted claims are without merit, and even if meritorious, that we will be indemnified against damages by Synopsys, Inc., and that resolution of this matter will not have a material adverse effect on our results of operations or financial condition.

On July 19, 2007, we were served with an amended complaint filed against our operating company, AMI Semiconductor, Inc., and its Belgian subsidiary, AMI Semiconductor Belgium B.V.B.A., by PowerDsine, Inc., and PowerDsine, Ltd., subsidiaries of MicroSemi Corporation, in the United States District Court for the Southern District of New York related to our recently announced power-over-Ethernet (“PoE”) products. The complaint alleges that we breached the terms of a nondisclosure agreement between PowerDsine and our Belgian subsidiary by using PowerDsine’s confidential information to develop our PoE products and that we interfered with an employment contract they had with a former employee who left PowerDsine and came to work for us. This second claim was later dismissed by PowerDsine on August 10, 2007. In the complaint, PowerDsine seeks injunctive relief and damages in excess of $150.0 million. We have denied PowerDsine’s claims and have filed counterclaims against PowerDsine and Microsemi. Discovery in the case is proceeding. We believe that PowerDsine’s asserted claims are without merit and that resolution of this matter will not have a material adverse effect on our results of operations or financial condition.

On December 27, 2007, a purported stockholder class action lawsuit was filed in Bannock County, Idaho District Court against AMI, its directors, and FP-McCartney L.L.C. and Citigroup Venture Capital Equity Partners, L.P., two of AMI’s largest stockholders. The lawsuit, Plumbers and Pipefitters Local Union No. 630 Pension-Annuity Trust Fund v. AMIS Holdings, Inc., et al. (Case No. CV 07 5396 DC), alleges that the defendants breached their fiduciary duties to AMI’s stockholders in connection with the proposed merger by advancing their individual interests at the expense of AMI’s stockholders. The complaint also alleges that the defendants breached their fiduciary duties by failing to conduct a fair process in connection with the proposed merger. The complaint seeks certain declaratory and injunctive relief, including: (1) a declaration that the lawsuit is properly maintainable as a class action; (2) a declaration and decree that the merger agreement was entered into in breach of the defendants’ fiduciary duties and that it is therefore unlawful and unenforceable; (3) an injunction prohibiting AMI and the other defendants from proceeding with the merger until AMI adopts a “fair sales process”; (4) an order directing the individual defendants to exercise their fiduciary duties to obtain a transaction that is in the best interests of AMI’s stockholders; (5) recission of the merger to the extent already implemented; (6) rescission of (i) any and all vesting acceleration and other change of control agreements relating to AMI executive officers, (ii) the voting agreements pursuant to which certain defendants, including Christine King, AMI’s Chief Executive Officer, FP-McCartney, L.L.C. and Citigroup Venture Capital Equity Partners, L.P., agreed to vote in favor of the proposed merger, and (iii) the “no shop” and “termination fee” provisions of the merger agreement; (7) withdrawal of the AMI board of directors’ consent to the transaction with ON and relief allowing the shares of AMI stock that are held by AMI executive officers, directors and certain stockholders to trade freely and without impediments; (8) requiring that AMI and the other defendants act independently so that the interests of AMI’s public stockholders will be protected, including, but not limited to, retaining truly independent advisors and/or appointing a truly independent special committee; (9) ensuring that no conflicts of interest exist between defendants’ own interests and their fiduciary obligation to maximize stockholder value or, if such conflicts exist, to ensure that all conflicts be resolved in the best interests of AMI’s public stockholders; (10) full and fair disclosure of all material information to AMI’s shareholders; (11) an award of costs and disbursements, including attorneys’ and experts’ fees; and (12) such other equitable relief as the court may deem appropriate.

The plaintiff and the defendants have agreed that the defendants may wait to respond to the plaintiff’s complaint until 20 days after the plaintiff files an amended complaint. The plaintiff has not yet filed an amended complaint and, accordingly, the time for the defendants to respond has not yet expired. To date, no motions have been filed by any of the parties in this lawsuit. The plaintiff has served discovery requests on AMI and AMI has served discovery requests on the plaintiff. AMI believes that this lawsuit is without merit and intends to defend against it vigorously.

There is no other pending or threatened legal proceeding to which we are a party that, in the opinion of management, is likely to have a material adverse effect on our future financial results or financial condition.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of our stockholders during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the Nasdaq Global Market under the symbol “AMIS.” The following table sets forth, for the periods indicated, the high and low sales prices per share reported for our common stock.

2007	High	Low
Fourth Quarter (from September 30, 2007 to December 31, 2007)	$10.40	$6.50
Third Quarter (from July 1, 2007 to September 29, 2007)	$13.05	$8.84
Second Quarter (from April 1, 2007 to June 30, 2007)	$13.05	$10.78
First Quarter (from January 1, 2007 to March 31, 2007)	$12.50	$9.84
2006
Fourth Quarter (from October 1, 2006 to December 31, 2006)	$11.05	$8.88
Third Quarter (from July 2, 2006 to September 30, 2006)	$10.18	$8.48
Second Quarter (from April 2, 2006 to July 1, 2006)	$10.84	$8.01
First Quarter (from January 1, 2006 to April 1, 2006)	$11.20	$7.83

During the second quarter of 2006, the Company issued 0.9 million shares of its common stock to Dspfactory as payment of additional consideration in connection with the acquisition of substantially all the assets of Dspfactory in November 2004. The shares were issued in reliance on an exemption from registration contained in Section 3(a)(10) of the Securities Act of 1933.

As of February 15, 2008, there were approximately 158 stockholders of record of our common stock.

The following graph compares the change in the total stockholder return on our common stock against the Nasdaq National Market Composite Index, the Philadelphia Stock Exchange Semiconductor Index, and a peer group of companies from September 24, 2003, the first day our stock was traded on the Nasdaq Stock Market, to December 31, 2007. The graph assumes that investments of $100 were made on September 24, 2003 in our common stock and in each of the indexes.

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

The following selected historical financial data for the years ended December 31, 2007, 2006 and 2005 and as of December 31, 2007 and 2006 were derived from our audited consolidated financial statements included elsewhere in this annual report. The selected historical financial data for the years ended December 31, 2004 and 2003 and as of December 31, 2005, 2004 and 2003 were derived from our audited consolidated financial statements, which are not included in this annual report. When comparing the 2007, 2006 and 2005 consolidated financial position and operating results to prior periods, you should note that the initial public offering of our common stock and the issuance of our senior subordinated notes during 2003 had a significant impact on our financial position and operating results. The Starkey Laboratories and NanoAmp acquisitions in 2006, the Flextronics acquisition in 2005 and the Dspfactory acquisition in 2004 also affect the consolidated financial position and operating results when comparing those periods to prior periods. The adoption of SFAS 123R in 2006 and FIN 48 in 2007 also affects the consolidated financial position and operating results when comparing those periods to prior periods. You should read the following tables in conjunction with other information contained under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes and other financial information contained elsewhere in this annual report on Form 10-K.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In millions, except per share and percent information)
Consolidated Statement of Income Data:
Revenue	$615.8	$605.6	$503.6	$517.3	$454.2
Gross profit	276.2	271.1	237.2	246.3	198.8
Net income (loss)	29.4	37.4	21.7	52.4	(0.4)
Net income (loss) attributable to common stockholders	$29.4	$37.4	$21.7	$52.4	$(46.7)
Basic net income (loss) per common share	$0.33	$0.43	$0.25	$0.63	$(0.84)
Diluted net income (loss) per common share	$0.33	$0.42	$0.25	$0.60	$(0.84)
Consolidated Balance Sheet Data (end of the period):
Cash and cash equivalents	$117.4	$77.1	$96.7	$161.7	$119.1
Accounts receivable, net	103.6	110.1	99.9	78.6	73.6
Inventories	90.9	77.5	64.3	52.2	45.6
Total assets	852.1	786.9	740.8	643.2	550.1
Long-term liabilities	11.6	5.7	8.2	2.4	0.4
Long-term debt, including current portion	276.8	279.6	317.9	253.5	254.7
Total stockholders’ equity	456.5	382.7	299.8	286.1	205.0
Other Financial Data:
Gross profit margin	44.9%	44.8%	47.1%	47.6%	43.8%
Research and development	$105.1	$104.6	$87.4	$77.2	$70.2
Depreciation and amortization	$70.5	$67.9	$55.0	$43.8	$44.8
Capital expenditures	$50.0	$51.2	$34.5	$32.4	$26.6
Operating cash flow	$86.7	$93.8	$56.2	$96.2	$70.7

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

On December 13, 2007, ON Semiconductor Corporation and AMIS Holdings, Inc. (the Company), announced the signing of a definitive merger agreement providing for the acquisition of AMIS by ON Semiconductor in an all-stock transaction with an equity value of approximately $915 million. Based on the closing stock price of ON Semiconductor on December 12, 2007, this represents a value to AMIS shareholders of approximately $10.14 per share. Refer to “Pending Definitive Merger Agreement” in Item 1: Business for more information.

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

We work closely with our customers, and we have been supplying many of our customers for over ten years. Our current customers include industry leaders such as Hella, Siemens, Schneider, General Electric, Alcatel, Starkey and Boston Scientific. We believe we are the sole-source provider for the majority of our integrated mixed-signal products, and due to the nature of our products and the markets we serve, we estimate our average product life to be eight to ten years. We have been leveraging our end market expertise and intellectual property to increase the share of our revenue that is derived from application-specific standard products in order to broaden our offering to customers and to improve returns on our research and development investment.

When evaluating our business, we generally look at financial measures such as revenue, gross margins and operating margins. In addition, we examine non-GAAP measures such as operating income excluding restructuring and impairment charges, amortization of acquisition related intangibles, stock-based compensation expense, expenses related to our Audit Committee review of inventory accounting of $1.3 million, and fees related to the ON acquisition of $0.9 million. We also use internal tracking measures such as projected three-year revenue from design wins and the capacity utilization of our fabrication facilities. Design win activity was strong during 2007. Capacity utilization was 86% in the fourth quarter of 2007, compared to 88% in the third quarter of 2007. Capacity utilization is a measure of the degree to which our manufacturing assets are being used and, correspondingly, our ability to absorb our fixed manufacturing costs into inventory. Gross margins could be negatively affected in the future if capacity utilization were to continue to decline. Other key metrics we use to analyze our business include days sales outstanding (DSO) and days of inventory. DSO remained flat at 61 days in the fourth quarter of 2007. Days of inventory increased to 108 in the fourth quarter of 2007, up seven days sequentially, due to increased inventory levels built in anticipation of the closing of our four-inch fabrication facility in Oudenaarde, Belgium, an increased level of raw materials to manage market constraints on the availability of silicon and a decrease in the cost of sales due to lower revenue.

In July 2006, we purchased certain assets of Starkey Laboratories’ integrated circuit design center located in Colorado Springs, Colorado, for approximately $6.0 million in cash. This design center designs specialized, low-power audiology integrated circuits used in Starkey’s hearing aids. Results of operations include this business from the date of acquisition.

In September 2006, we acquired certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc., for approximately $21.8 million in cash. NanoAmp Solutions specializes in low-voltage and ULP memory and ASIC solutions for the wireless communication, industrial, medical and networking market segments. Results of operations include this business from the date of acquisition.

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

In addition, we evaluated various software licenses during 2007 and determined that the carrying value of several licenses exceeded the future benefit to the Company due to the actions with regard to the 2007 restructuring plan. Therefore, an impairment expense of $2.5 million was recorded during 2007.

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

Determining the fair value of a reporting unit under the first step of the goodwill impairment test and determining the fair value of individual assets and liabilities of a reporting unit (including unrecognized intangible assets) under the second step of the goodwill impairment test is judgmental in nature and often involves the use of significant estimates and assumptions. These estimates and assumptions could have a significant impact on whether an impairment charge is recognized and on the magnitude of any such impairment charge. To assist in the process of determining goodwill impairment, we may obtain appraisals from independent valuation firms. In addition to the use of independent valuation firms, we perform internal valuation analyses and consider other market information that is publicly available. Estimates of fair value are primarily determined using discounted cash flows and market comparisons of recent transactions, if available. These approaches may use significant estimates and assumptions, including the amount and timing of projected future cash flows, discount rates reflecting the risk inherent in the future cash flows, perpetual growth rates, determination of appropriate market comparables and the determination of whether a premium or discount should be applied to these comparables.

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

We adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, we recognized an increase of approximately $0.9 million in total unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, we had total unrecognized tax benefits of approximately $5.2 million. For the year ending December 31, 2007, we recognized a net increase in total unrecognized tax benefits of approximately $1.6 million. We accrue interest and penalties related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits under FIN 48.

Share-based Compensation

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

Share-based compensation expense that was recorded in 2007 and 2006 includes the compensation expense for the share-based payments granted in those years, as well as for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. In our share-based compensation strategy we utilize a combination of stock options and restricted stock units (RSUs) that vest over time based on service, or vest based on a combination of performance and service. For time-based stock options and RSUs, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. The projected number of shares that will actually be issued pursuant to the performance-based RSUs is evaluated each reporting period and compensation expense is recognized only for those shares for which issuance is probable. The number of shares that will be issued is calculated by estimating how actual business performance at the end of the measurement period will compare to predetermined performance targets. We also recognize expense from our employee stock purchase plan (ESPP) in accordance with SFAS 123R.

We used the Black-Scholes-Merton valuation model for our pro forma information required under SFAS 123 and continue to use this model to value any share-based compensation under SFAS 123(R). Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. We adjust the compensation cost related to our share-based plans for subsequent changes in estimated forfeitures. Refer to Note 12 to the financial statements found elsewhere in this annual report on Form 10-K for further discussion on the assumptions used in our valuation model.

The Company is considered a net operating loss (NOL) company pursuant to FAS 123(R), and therefore cannot recognize the income tax benefits in the Company’s financial statements for years after 2005 on the exercise of employee stock options because such tax deduction merely increases the net operating loss and does not reduce income taxes payable. In accordance with SFAS 123(R), any cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) will be classified as financing cash flows. We recognized no excess tax benefits during 2007 or 2006.

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

Results of Operations

The following table summarizes certain information relating to our operating results, as derived from our audited consolidated financial statements included elsewhere is this annual report on Form 10-K.

Statement of Income Data:	Years Ended December 31,
	2007		2006		2005
	(Dollars in millions)
Revenue	$615.8	100.0%	$605.6	100.0%	$503.6	100.0%
Gross profit	276.2	44.9%	271.1	44.8%	237.2	47.1%
Operating expenses:
Research and development	105.1	17.1%	104.6	17.3%	87.4	17.4%
Marketing and selling	50.1	8.1%	49.1	8.1%	39.1	7.8%
General and administrative	37.3	6.1%	33.8	5.6%	28.5	5.7%
Amortization of acquisition-related intangible assets	20.7	3.4%	18.0	3.0%	9.0	1.8%
In-process research and development	—	—	—	—	0.8	0.2%
Restructuring and impairment charges	16.8	2.7%	8.3	1.4%	5.3	1.1%

Total operating expenses	230.0	37.4%	213.8	35.3%	170.1	33.8%

Operating income	46.2	7.5%	57.3	9.5%	67.1	13.3%
Other expense:
Interest expense, net	(17.2)	-2.8%	(18.4)	-3.0%	(13.8)	-2.7%
Other expense, net	(4.6)	-0.7%	(0.3)	-0.0%	(34.7)	-6.9%

Income before income taxes	24.4	4.0%	38.6	6.4%	18.6	3.7%
Provision (benefit) for income taxes	(5.0)	-0.8%	1.2	0.2%	(3.1)	-0.6%

Net income	$29.4	4.8%	$37.4	6.2%	$21.7	4.3%

Year Ended December 31, 2007, Compared With Year Ended December 31, 2006

Revenue

Revenue in 2007 increased 1.7% to $615.8 million from $605.6 million in 2006. This increase in revenue was due in part to the Starkey and NanoAmp Solutions acquisitions, which increased revenue by $5.8 million in the first nine months of 2007 over 2006. Revenue from the Starkey and NanoAmp Solutions acquisitions were included in revenue for both the fourth quarter of 2007 and the fourth quarter of 2006. Excluding the effect of our acquisitions, organic revenue growth in 2007 was less than 1%. Changes in the Euro exchange rate increased revenue by approximately $14.3 million in 2007. These increases were partially offset by a decrease in revenue during 2007 in our communications market.

Gartner (December 2007) has forecasted consumption revenue growth for the application-specific segment of the semiconductor industry to be approximately 4.3% from 2006 to 2007. The application-specific segment is split into two subsegments: application-specific integrated circuits and application-specific standard products. The application-specific integrated circuit market is expected to have grown approximately 4.6% in 2007. The market for application-specific standard products is expected to have grown approximately 4.2% over the same year-over-year period.

Revenue from integrated mixed-signal products for 2007 increased 2.6% to $483.4 million from $471.0 million in 2006. This increase in revenue was due in part to the Starkey and NanoAmp Solutions acquisitions, which increased revenue by $5.8 million in 2007 over 2006. During 2007, integrated mixed-signal saw an increase in average selling prices but a decrease in unit volumes sold compared to 2006.

Structured digital products revenue in 2007 decreased 1.6% to $132.4 million from $134.6 million in 2006, driven primarily by lower revenue in the communication market. During 2007, this segment saw a decrease in average selling prices, but an increase in unit volumes sold compared to 2006.

The following table represents our revenue by region for the years ended December 31:

	2007	2006
North America	44.0%	41.7%
Europe	34.1%	35.0%
Asia	21.9%	23.3%

Gross Profit

Cost of revenue consists primarily of purchased materials, labor and overhead (including depreciation) associated with the design and manufacture of products sold. Costs related to non-recurring engineering fees are included in cost of revenue to the extent that they are reimbursed by our customers under a development arrangement as such reimbursements are recorded as revenue. Costs associated with unfunded non-recurring engineering are classified as research and development because we typically retain ownership of the proprietary rights to intellectual property that has been developed in connection with non-recurring engineering work. Gross profit was $276.2 million, or 44.9% of revenue, in 2007 compared to $271.1 million, or 44.8% of revenue, in 2006. This increase was primarily due to the increase in revenue between these periods and the benefits from operational improvements, both in our fabs and our test operations, and higher customer-funded development margin. However, this increase was partially offset by more sales to the automotive and consumer markets, which are generally lower margin markets.

Operating Expenses

Research and development expenses consist primarily of activities related to process engineering, cost of design tools, investments in development libraries, technology license agreements and product development. Research and development expenses were $105.1 million, or 17.1% of revenue, in 2007 compared to $104.6 million, or 17.3% of revenue, in 2006. This increase in research and development expense was due primarily to the incremental expense from our acquisitions.

Marketing and selling expenses consist primarily of commissions to sales representatives, salaries, benefits, and commissions of sales and marketing personnel and advertising and communication costs. Marketing and selling expenses increased to $50.1 million, or 8.1% of revenue, in 2007 from $49.1 million, or 8.1% of revenue, in 2006. The increase in marketing and selling expense was primarily due to the incremental expense from our acquisitions.

General and administrative expenses consist primarily of salaries and benefits of our administrative staff, professional fees related to audit and tax services and advisory fees for various consulting projects. General and administrative expenses were $37.3 million, or 6.1% of revenue, in 2007 compared to $33.8 million, or 5.6% of revenue, in 2006. This increase in general and administrative expense was primarily due to incremental expense from our acquisitions and a bad debt expense of $2.2 million related to the bankruptcy of a former distributor.

In addition, approximately $1.3 million of general and administrative expenses for an Audit Committee review were incurred during 2007. During October 2007, the Audit Committee of the Company’s Board of Directors, which is comprised solely of independent directors, reviewed our February 2007 standard cost valuation of inventories and related issues. The Audit Committee’s review was conducted with the assistance of independent accounting and legal advisors. In connection with the February 2007 standard cost valuation, the Audit Committee review found that we made errors in certain aspects of the standard cost process. In addition, in the course of its review, the Audit Committee found system coding issues that resulted in certain errors in our recording of inventory value. After the Audit Committee completed its review, we decided on November 5, 2007, in consultation with our independent registered public accounting firm, to restate our financial statements for the first and second quarters of our fiscal year ended December 31, 2007 to correct the errors found.

Amortization of acquisition-related intangible assets increased to $20.7 million in 2007 from $18.0 million in 2006. The increase was due to higher amortization expense related to intangible assets associated with our NanoAmp and Starkey acquisitions that occurred in the third quarter of 2006.

We recorded $16.8 million in restructuring and impairment charges in 2007 compared to $8.3 million in restructuring and impairment charges in 2006. The amounts recognized in 2007 relate primarily to severance and other costs as part of our two 2007 restructuring plans and our 2005 restructuring plan related to the consolidation of our Fab 1 into our Fab 2 facility in Belgium. In December 2006, we decided to hold certain testers as available for sale. We determined that the carrying values of the testers exceeded their fair values and recorded an impairment loss of $0.6 million. In 2007, we sold one of the testers for $0.5 million, recording an additional impairment loss of $0.1 million. We also recorded an additional impairment loss of $0.3 million during 2007 for the remaining tester that was being held for sale. This tester was sold in the fourth quarter of 2007. In addition, we evaluated various software licenses during 2007 and determined that the carrying value of several of the licenses exceeded the future benefit to the Company resulting in an impairment charge of $2.5 million. Net restructuring charges of $7.7 million in 2006 relate to our 2006 restructuring plan, the consolidation of our Fab 1 into our Fab 2 facility in Belgium and the relocation of our Philippines facility, combined with the transfer of our wafer sort operations in the United States and Belgium to our new facility in the Philippines. In addition, $0.6 million was recorded in 2006 for impairment of certain equipment. Following is a summary of the restructuring accrual as of and for the years ended December 31, 2006 and 2007 (in millions):

	Severance Costs	Facility Relocation Costs	Total
Balance at January 1, 2006	$4.8	$—	$4.8
2006 Expense	3.6	4.7	8.3
2006 Paid	(4.5)	(4.2)	(8.7)
2006 Reserve Reversal	(0.6)	—	(0.6)

Balance at December 31, 2006	3.3	0.5	3.8
2007 Expense	11.7	4.0	15.7
2007 Paid	(10.6)	(4.1)	(14.7)
2007 Reserve Reversal	(1.9)	—	(1.9)

Balance at December 31, 2007	$2.5	$0.4	$2.9

For additional information on restructuring please see Note 14 to the Consolidated Financial Statements contained elsewhere in the report on Form 10-K.

Operating Income

Operating income decreased to $46.2 million, or 7.5% of revenue, in 2007 from $57.3 million, or 9.5% of revenue, in 2006. The decrease was primarily due to higher restructuring charges and higher general and administrative costs as described above.

Integrated mixed-signal products operating income was $45.3 million, or 9.4% of segment revenue in 2007 compared to $45.5 million, or 9.7% of segment revenue, in 2006. This decrease in operating margin was primarily attributable to higher manufacturing costs, driven primarily by higher test costs and an unfavorable product mix. Higher acquisition-related intangible asset amortization also negatively impacted operating margin.

Structured digital products operating income was $26.9 million, or 20.3% of segment revenue, in 2007, compared to $28.0 million, or 20.8% of segment revenue, in 2006. This decrease in operating income was primarily due to lower gross margins due to increased manufacturing costs, an unfavorable product mix and price decreases.

Net Interest Expense

Net interest expense for 2007 decreased to $17.2 million from $18.4 million in 2006. This decrease in net interest expense was primarily attributable to lower interest rates and a lower debt balance.

Other Expense

Other expense in 2007 increased to $4.6 million from $0.3 million in 2006. This increase is due to expenses related to the proposed merger with ON Semiconductor of $0.9 million and $0.8 million of secondary offering expenses for which there was no comparable amount in 2006. In addition, expense related to foreign currency rate changes for transactions denominated in a foreign currency increased approximately $2.7 million in 2007.

Income Taxes

There were income tax benefits of $5.0 million in 2007 compared with income tax expense of $1.2 million in 2006. The effective tax rate in 2007 was a benefit and is not meaningful. The effective tax rate was 3.1% in 2006. The low effective tax rates in 2007 and 2006 compared to the U.S. statutory rate of 35% were due to the continued release of our valuation allowance, tax credits and income in low tax jurisdictions. The income tax benefits in 2007 as compared to the income tax expense for 2006 were primarily due to a decrease in pre-tax income, an increase in the Belgium tax exempt income and notional interest deduction, a one-time German tax refund and an increase in income recognized in lower tax jurisdictions. These benefits were partially offset by an expense to reflect a reduction in our deferred tax asset created by a decrease in our estimated blended state tax rate.

We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. Based on projections of taxable income, including taxable income expected to be generated through certain tax strategies, for future periods, we reversed approximately $6.1 million of the valuation allowance during 2007 and 2006, respectively. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.

Year Ended December 31, 2006, Compared With Year Ended December 31, 2005

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

Revenue from integrated mixed-signal products for 2006 increased 20% to $471.0 million from $393.2 million in 2005. The increase for 2006 was driven primarily by higher revenue in our target markets, with the strongest growth being driven by the industrial market and the contributions from our acquisitions. During 2006, integrated mixed-signal saw a decrease in average selling prices but an increase in unit volumes sold compared to 2005.

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

Operating Income

Operating income decreased to $57.3 million, or 9.5% of revenue, in 2006 compared to $67.1 million, or 13.3% of revenue, in 2005. Operating income in 2006 included $7.9 million of share-based compensation expense, which was not recorded in 2005. Share-based compensation expense is not allocated to our reportable segments. Following is a discussion of operating income by segment, for further discussion of segment operating income and a reconciliation of segment operating income to consolidated operating income see Note 16 to the Consolidated Financial Statements.

Integrated mixed-signal products operating income was $45.5 million, or 9.7% of segment revenue, in 2006 compared to $44.8 million, or 11.4% of segment revenue, in 2005. This decrease in operating margin was primarily attributable to higher manufacturing costs, driven primarily by higher test costs, an unfavorable product mix and price decreases. Higher acquisition-related intangible asset amortization also negatively impacted operating margin.

Structured digital products operating income was $28.0 million, or 20.8% of segment revenue, in 2006,compared to $27.6 million, or 25.0% of segment revenue, in 2005. This decrease in operating income was primarily due to lower gross margins due to increased manufacturing costs, an unfavorable product mix and price decreases.

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

Income Taxes

Income tax expense was $1.2 million in 2006 compared with an income tax benefit of $3.1 million in 2005. The effective tax rate for 2006 was 3.1%. The effective tax rate for 2005 was not a meaningful number. The low effective tax rate in 2006 compared to the U.S. statutory rate of 35% was due to the continued release of our valuation allowance, tax credits and increased income in low tax jurisdictions. The primary reason for recording a tax benefit on positive net income before taxes in 2005 is that there was a loss and a corresponding tax benefit recorded in the U.S. for the year related to our debt refinancing activities in the first quarter, while at the same time there was income and a corresponding tax expense recorded in foreign jurisdictions with lower statutory tax rates. While the income in the foreign jurisdictions more than offset the U.S. losses in 2005, the foreign tax expense was not large enough to offset the U.S. tax benefit. Also benefiting the effective tax rates in both 2005 and 2006 was a reduction in our valuation allowance for deferred tax assets. Based on projections of taxable income for future periods, we reversed approximately $6.1 million of valuation allowance in each year. We have reduced our deferred tax assets through the use of a valuation allowance to amounts that are more likely than not to be realized. We will continue to evaluate the need to increase or decrease the valuation allowance on our deferred tax assets based upon the anticipated pre-tax operating results of future periods.

Liquidity and Capital Resources

Our principal cash requirements are to fund working capital needs, meet required debt payments, including debt service payments on our senior credit facilities and equip our fabrication and final test facilities. We anticipate that cash flow from operations, together with available borrowings under our revolving credit facility, will be sufficient to meet working capital needs, interest payment requirements on our debt obligations and capital expenditures for at least the next twelve months. Although we believe these resources may also meet our liquidity needs beyond that period, the adequacy of these resources will depend on our growth, semiconductor industry conditions and the capital expenditures necessary to support capacity and technology improvements. As previously disclosed, On December 13, 2007, ON Semiconductor Corporation and AMIS Holdings, Inc., announced the signing of a definitive merger agreement providing for the acquisition of AMIS by ON Semiconductor in an all-stock transaction. Related to the transaction we could be liable for approximately $30.0 million in termination fees if under certain conditions we terminate the acquisition.

Our senior credit facilities consist of a $320.0 million senior secured term loan and a $90.0 million revolving credit facility. The outstanding balance of the term loan was $276.8 million as of December 31, 2007. The term loan requires principal payments of approximately $0.7 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on December 31, 2007, was 6.8%, based on LIBOR plus 2.0%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes.

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

These credit facilities require us to maintain a consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. We were in compliance with these covenants as of December 31, 2007, and we anticipate continuing to be in compliance with these covenants through 2008.

We generated $86.7 million in cash from operating activities in 2007, compared to $93.8 million in cash from operating activities in 2006. The decrease in operating cash flow was primarily due to lower net income, payments under our restructuring plans and the increased use of cash for working capital.

Other significant sources and uses of cash can be divided into investing activities and financing activities. During 2007 and 2006, we invested in capital equipment in the amounts of $50.0 million and $51.2 million, respectively. See “Capital Expenditures” below. During 2006, we paid an aggregate of $27.0 million for the acquisitions of Starkey Laboratories’ integrated circuit design center and the ULP 6T SRAM and medical SOC ASIC businesses of NanoAmp Solutions, Inc.

During 2007, we generated net cash from financing activities of $0.6 million, due to the issuance of common stock upon exercise of stock options and through the employee stock purchase plan, offset by payments on long-term debt and debt issuance fees. During 2006, we used net cash for financing activities of $35.5 million, primarily due to payments on long-term debt.

Capital Expenditures

During 2007, we spent $50.0 million for capital expenditures, compared with $51.2 million in 2006. Capital expenditures for 2007 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, providing Fab 10 the ability to expand manufacturing capacity, upgrading testers and handlers in our test operations, infrastructure improvements and other equipment and facility upgrades. Capital expenditures for 2006 focused on expanding the capacity of Fab 2 in Belgium to compensate for the closure of Fab 1, upgrading testers and handlers in our test operations and other equipment and facility upgrades. Total capital expenditures for 2007 were approximately 8.1% of revenue for the year. Our annual capital expenditures are limited by the terms of our senior credit facilities. We have adequate capacity under our senior credit facilities to make planned capital expenditures.

Off-Balance Sheet Arrangements

Other than operating leases for certain equipment and real estate, purchase agreements for certain chemicals, raw materials and services at fixed prices or similar instruments and the utilization of financial instruments included elsewhere in this annual report on Form 10-K, we have no significant off-balance sheet transactions. We are not a guarantor of any other entity’s debt or other financial obligations. None of these off-balance sheet arrangements is likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations and Contingent Liabilities and Commitments

The following table presents a summary of our contractual obligations and payments, by period, as of December 31, 2007.

Payments Due by Period (in millions)

	Total	Less than 1 Year	1-3Years	3-5 Years	After 5 Years
Total long-term debt (1)	$355.7	$21.7	$42.8	$291.2	$—
Operating leases	47.5	8.2	13.5	8.7	17.1
Purchase obligations and commitments (2)	50.8	45.2	5.6	—	—
Other long-term liabilities	3.5	0.6	2.5	0.4	—

Total contractual obligations	$457.5	$75.7	$64.4	$300.3	$17.1

(1)	Amounts represent total anticipated cash payments, including anticipated interest payments, assuming the current interest rate of 6.83%, that are not recorded on the consolidated balance sheets and the short-term portion of the obligation. Any future settlement of debt would reduce anticipated interest and/or principal payments.

(2)	Other purchase obligations and commitments are defined as contractual obligations for the purchase of goods or services, including licenses, which are enforceable and legally binding on us, and that specify all significant terms. These amounts are estimates generated under a good faith effort to disclose our obligations under purchase orders.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This standard establishes that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard also defines how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and updates certain disclosure requirements for business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. We are still in the process of evaluating the impact that this statement will have on our results of operations or financial position, but due to the nature of the guidance, expect it to have an impact upon future acquisitions only.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning on or after December 15, 2008. We are still in the process of evaluating the impact that this statement will have on our results of operations or financial position.

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

We have foreign currency exposure related to our operations in Belgium as well as other foreign locations. This foreign currency exposure, primarily related to Euro-denominated instruments, is due to potential fluctuations in our annual sales and operating costs denominated in foreign currencies as well as exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. For example, a substantial portion of our annual sales and operating costs are denominated in Euros and we have exposure related to sales and operating costs increasing or decreasing based on changes in euro currency exchange rates. We attempt to mitigate the impact of this exchange rate risk by utilizing financial instruments, including derivative transactions, pursuant to our policies. During December 2007, we entered into a foreign exchange collar contract which ensures conversion of €2.7 million in the first quarter of 2008 at a rate of no less than $1.4325 and no more than $1.5015 per €1.

We also have foreign currency exposure arising from the translation or remeasurement of our foreign subsidiaries’ financial statements into U.S. dollars. The primary currencies to which we are exposed to fluctuations include the euro, the Japanese yen and the Philippine peso. If the U.S. dollar increases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will decrease. Conversely, if the U.S. dollar decreases in value against these foreign currencies, the value in U.S. dollars of the assets and liabilities originally recorded in these foreign currencies will increase. Thus, increases and decreases in the value of the U.S. dollar relative to these foreign currencies have a direct impact on the value in U.S. dollars of our foreign currency denominated assets and liabilities, even if the value of these items has not changed in their original currency. As of December 31, 2007, approximately 37% of our consolidated net assets were attributable to subsidiaries that prepare their financial statements in foreign currencies. As such, a 10% change in the U.S. dollar exchange rates in effect as of December 31, 2007, would cause a change in consolidated net assets of approximately $20.5 million, primarily due to euro-denominated exposures.

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

Our exposure to interest rate risk consists of floating-rate debt based on the London Interbank Offered Rate (LIBOR) plus an adjustable margin under our credit agreement. A change of 10% in the interest rate would cause a change of approximately $1.9 million in interest expense. We are also subject to interest rate risks on our current cash and cash equivalent balances. For example, if the interest rate on our interest-bearing investments were to change 1% (100 basis points), interest income would have hypothetically increased or decreased by $0.3 million during the fourth quarter of 2007. This hypothetical analysis does not take into consideration the effects of the economic conditions that would give rise to such an interest rate change or our potential response to such hypothetical conditions. Cash and cash equivalents include all marketable securities purchased with maturities of three or fewer months. Cash equivalents at December 31, 2007, consisted primarily of investments in money market funds.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our Management, including our Chief Executive Officer and Chief Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control-Integrated Framework.

Our management has concluded that, as of December 31, 2007, our internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles based on the criteria set forth by the COSO.

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

Our independent registered public accounting firm, Ernst & Young LLP, has issued a report on internal control over financial reporting, which is included herein.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

AMIS Holdings, Inc.

We have audited the accompanying consolidated balance sheets of AMIS Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AMIS Holdings, Inc. and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, AMI Holdings, Inc. and subsidiaries changed their method of accounting for share-based compensation as of January 1, 2006, and their method of accounting for uncertain tax positions as of January 1, 2007.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AMIS Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, CA

February 22, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AMIS Holdings, Inc.

We have audited AMIS Holdings, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). AMIS Holdings, Inc. and subsidiaries’ management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report of Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, AMIS Holdings, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AMIS Holdings, Inc. and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders’ equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007 of AMIS Holdings, Inc. and subsidiaries and our report dated February 22, 2008 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

San Jose, CA
February 22, 2008

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In millions, except share data)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$117.4	$77.1
Accounts receivable, less allowances of $3.6 million and $3.4 million at December 31, 2007 and 2006, respectively	103.6	110.1
Inventories	90.9	77.5
Deferred tax assets	2.9	3.9
Prepaid expenses	13.7	17.0
Other current assets	17.9	15.3

Total current assets	346.4	300.9
Property, plant and equipment, net	226.1	215.9
Goodwill, net	95.8	89.1
Intangible assets, net	85.2	100.6
Deferred tax assets	70.1	61.3
Other assets	28.5	23.4

Total assets	$852.1	$791.2

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2.8	$2.8
Accounts payable	56.8	56.5
Accrued expenses and other current liabilities	50.1	58.4
Foreign deferred tax liability	0.2	2.3
Income taxes payable	0.1	1.7

Total current liabilities	110.0	121.7
Long-term debt, less current portion	274.0	276.8
Other long-term liabilities	11.6	10.0

Total liabilities	395.6	408.5
Commitments and Contingencies
Stockholders’ Equity
Common stock, $0.01 par value, 150,000,000 shares authorized, 89,371,326 and 88,171,454 shares issued and outstanding as of December 31, 2007 and December 31, 2006, respectively	0.9	0.9
Additional paid-in capital	566.1	553.6
Accumulated deficit	(183.2)	(211.5)
Accumulated other comprehensive income	72.5	39.7

Total stockholders’ equity	456.5	382.7

Total liabilities and stockholders’ equity	$852.1	$791.2

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In millions, except per share data)

	Year Ended December 31,
	2007	2006	2005
Revenue	$615.8	$605.6	$503.6
Cost of revenue	339.6	334.5	266.4

	276.2	271.1	237.2
Operating expenses:
Research and development	105.1	104.6	87.4
Marketing and selling	50.1	49.1	39.1
General and administrative	37.3	33.8	28.5
Amortization of acquisition-related intangible assets	20.7	18.0	9.0
In-process research and development	—	—	0.8
Restructuring and impairment charges	16.8	8.3	5.3

	230.0	213.8	170.1

Operating income	46.2	57.3	67.1
Other income (expense):
Interest expense	(21.0)	(22.3)	(16.1)
Interest income	3.8	3.9	2.3
Other expense, net	(4.6)	(0.3)	(34.7)

	(21.8)	(18.7)	(48.5)

Income before income taxes	24.4	38.6	18.6
Provision (benefit) for income taxes	(5.0)	1.2	(3.1)

Net income	$29.4	$37.4	$21.7

Basic net income per share	$0.33	$0.43	$0.25

Diluted net income per share	$0.33	$0.42	$0.25

Weighted average number of shares used in calculating basic net income per share	88.9	87.6	85.7

Weighted average number of shares used in calculating diluted net income per share	89.8	89.3	88.2

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND

COMPREHENSIVE INCOME

(In millions)

	Common Stock		Additional Paid-in	Accumulated	Deferred	Accumulated Other Comprehensive
	Shares	Amount	Capital	Deficit	Compensation	Income (Loss)	Total
Balance at January 1, 2005	84.8	$0.8	$530.6	$(270.6)	$(0.4)	$25.6	$286.0
Comprehensive income:
Net income	—	—	—	21.7	—	—	21.7
Unrealized derivative gain	—	—	—	—	—	0.1	0.1
Foreign currency translation adjustment	—	—	—	—	—	(12.0)	(12.0)

Total comprehensive income	—	—	—	21.7	—	(11.9)	9.8
Exercise of stock options	1.2	0.1	0.8	—	—	—	0.9
Issuance of common stock related to exercise of warrant	0.1	—	—	—	—	—	—
Employee stock purchase plan	0.3	—	2.9	—	—	—	2.9
Amortization of deferred compensation	—	—	—	—	0.2	—	0.2

Balance at December 31, 2005	86.4	0.9	534.3	(248.9)	(0.2)	13.7	299.8
Comprehensive income:
Net income	—	—	—	37.4	—	—	37.4
Unrealized derivative loss (net of taxes of $1.5)	—	—	—	—	—	(2.2)	(2.2)
Foreign currency translation adjustment	—	—	—	—	—	27.9	27.9

Total comprehensive income	—	—	—	37.4	—	25.7	63.4
Impact of adoption of FASB Statement No. 158	—	—	—	—	—	0.3	0.3
Exercise of stock options	0.6	—	0.6	—	—	—	0.6
Issuance of common stock related to acquisition	0.9	—	8.5	—	—	—	8.5
Employee stock purchase plan	0.3	—	2.3	—	—	—	2.3
Amortization of deferred compensation	—	—	—	—	0.2	—	0.2
Share-based compensation expense	—	—	7.9	—	—	—	7.9

Balance at December 31, 2006	88.2	0.9	553.6	(211.5)	0.0	39.7	382.7
Comprehensive income:
Net income	—	—	—	29.4	—	—	29.4
Net change in prepaid pension asset	—	—	—	—	—	(0.6)	(0.6)
Foreign currency translation adjustment	—	—	—	—	—	33.4	33.4

Total comprehensive income	—	—	—	29.4	—	32.8	62.2
Impact of adoption of FIN 48	—	—	—	(0.9)	—	—	(1.0)
Exercise of stock options and issuance of RSUs	1.0	—	2.3	—	—	—	2.3
Employee stock purchase plan	0.2	—	2.3	—	—	—	2.3
Share-based compensation expense	—	—	7.9	—	—	—	8.0

Balance at December 31, 2007	89.4	$0.9	$566.1	(183.2)	$0.0	$72.5	$456.5

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In millions)

	Year Ended December 31,
	2007	2006	2005
Cash flows from operating activities
Net income	$29.4	$37.4	$21.7
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	70.5	67.9	55.0
In-process research and development	—	—	0.8
Amortization of deferred financing costs	0.7	0.8	0.8
Share-based compensation expense	7.9	7.9	0.2
Restructuring charges, net of cash expended	1.9	(0.6)	4.9
Impairment of equipment	2.7	0.6	—
Benefit from deferred income taxes	(9.0)	(4.4)	(4.5)
Write-off of deferred financing fees	—	0.4	6.7
Loss on retirement of property, plant and equipment	0.5	0.5	0.1
Changes in operating assets and liabilities:
Accounts receivable	11.7	(5.1)	(16.3)
Inventories	(8.5)	(6.6)	(11.5)
Prepaid expenses and other assets	(0.6)	(0.4)	1.0
Accounts payable	(3.7)	5.2	8.2
Accrued expenses and other liabilities	(16.8)	(9.8)	(10.9)

Net cash provided by operating activities	86.7	93.8	56.2
Cash flows from investing activities
Purchases of property, plant and equipment	(50.0)	(51.2)	(34.5)
Proceeds from sale of property, plant and equipment	0.8	—	—
Purchase of business, net of cash acquired	(0.7)	(27.0)	(138.5)
Changes in restricted cash	0.7	0.5	(1.2)
Changes in other assets	(10.0)	(5.6)	(2.1)

Net cash used in investing activities	(59.2)	(83.3)	(176.3)
Cash flows from financing activities
Payments on long-term debt	(2.8)	(38.2)	(255.6)
Proceeds from senior term loan	—	—	320.0
Proceeds from exercise of stock options for common stock and employee stock purchase plan	4.6	2.8	3.8
Debt issuance costs	(0.6)	(0.1)	(4.5)
Change in pension liability	(0.6)	—	—
Payment to settle derivatives	—	—	(0.1)

Net cash (used in) provided by financing activities	0.6	(35.5)	63.6
Effect of exchange rate changes on cash and cash equivalents	12.2	5.4	(8.5)

Net increase/(decrease) in cash and cash equivalents	40.3	(19.6)	(65.0)
Cash and cash equivalents at beginning of year	77.1	96.7	161.7

Cash and cash equivalents at end of year	$117.4	$77.1	$96.7

Supplementary cash flow information
Cash paid for interest	$19.7	$21.4	$21.1
Cash paid for income taxes	$4.4	$3.9	$4.2
Supplementary disclosure of non-cash investing and financing activities
Common stock issued for purchase of business	$—	$8.5	$—

See accompanying notes to consolidated financial statements.

AMIS HOLDINGS, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007

1.	Background, Basis of Presentation and Recapitalization

AMIS Holdings, Inc., through its wholly owned subsidiary, AMI Semiconductor, Inc., (collectively, the Company) is primarily engaged in designing, manufacturing and marketing integrated circuits worldwide. The Company is headquartered in Pocatello, Idaho, and has manufacturing operations in Pocatello, Idaho, Oudenaarde, Belgium, and Calamba, the Philippines, and design centers and sales offices throughout the world.

On December 13, 2007, ON Semiconductor Corporation and AMIS Holdings, Inc. (the Company), announced the signing of a definitive merger agreement providing for the acquisition of AMIS by ON Semiconductor in an all-stock transaction with an equity value of approximately $915 million. Based on the closing stock price of ON Semiconductor on December 12, 2007, this represents a value to AMIS shareholders of approximately $10.14 per share. The acquisition is expected to produce strategic and financial benefits through synergies of the combined company.

Under the terms of the agreement, which has been approved by both boards of directors, AMIS shareholders will receive 1.150 shares of ON Semiconductor common stock for each share of AMIS common stock they own.

The transaction is subject to the approval of shareholders from both companies as well as customary closing conditions and regulatory approvals. Stockholders holding approximately 24 percent of the voting stock of AMIS have entered into voting agreements in support of the transaction. The companies expect the transaction to close in the first half of 2008.

On March 22, 2007, a registration statement filed by the Company was declared effective by the SEC pursuant to which certain shareholders, including affiliates of Francisco Partners and Citicorp Venture Capital (CVC) Equity Partners (now Court Square Capital), offered for sale 17.0 million shares of the Company’s common stock. The selling shareholders granted an option to purchase up to approximately 2.6 million additional shares of common stock to the underwriters of the offering to cover over-allotments. The offering price was $10.75 per share. Francisco Partners and CVC sold approximately 19.2 million shares pursuant to the underwritten offering. The Company did not receive any proceeds from the offering. The expense associated with this registration was approximately $0.8 million and is recorded in other expense on the accompanying Consolidated Statements of Income.

2.	Significant Accounting Policies

Principles of Consolidation

The financial statements have been prepared on a consolidated basis in accordance with U.S. generally accepted accounting principles. The consolidated financial statements include the accounts of AMIS Holdings, Inc. (the “Company”), and its wholly and majority-owned and controlled subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. Certain prior period amounts have been reclassified to conform to the current-year presentation.

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

The Company recognizes revenue from products sold directly to end customers when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery is fulfilled and collectibility is reasonably assured. In certain situations, the Company ships products through freight forwarders. In most cases, revenue is recognized when the product is delivered to the customer’s carrier, regardless of the terms and conditions of sale. The only exception is where title does not pass until the product is received by the customer. In that case, revenue is recognized upon receipt by the customer. Estimates of product returns and allowances, based on actual historical experience and our knowledge of potential quality issues, are recorded at the time revenue is recognized or when quality issues are known and deducted from revenue.

Revenue from contracts to perform engineering design and product development is generally recognized as milestones are achieved, which approximates the percentage-of-completion method. Costs associated with such contracts are expensed as incurred, except as discussed below with regard to loss accruals recorded. Revenues under contracts acquired as part of the Flextronics acquisition (completed in September 2005) are recorded using the completed contract method. This method is consistently applied to each contract and revenue is recognized accordingly when the item enters production or when the contract is complete.

Under contracts for which revenue is recognized as milestones are achieved, a typical milestone billing structure is 30% at the start of the project, 30% at signed specification, 30% at the creation of the reticle set and 10% upon delivery of the samples/prototypes. Since up to 30% of revenue is billed and recognized at the start of the design development work and, therefore, could result in the acceleration of revenue recognition, management analyzes those billings and the status of in-process design development projects at the end of each quarter to determine that the milestone billings approximate percentage-of-completion on an aggregate basis. Management compares each project’s stage of completion with the total level of effort required to complete the project, which they believe is representative of the cost-to-complete method of determining percentage-of-completion. Based on this analysis, the relatively short-term nature of the design development process and the billing and recognition of 10% of the project revenue after design development work is complete (which effectively defers 10% of the revenue recognition to the end of the contract), management believes the milestone method approximates the percentage-of-completion method in all material respects.

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

Capitalized Software Development Costs for Internal Use

In accordance with the provisions of Statement of Position (SOP) No. 98-1, “Accounting for the Costs of Software Developed or Obtained for Internal Use,” the Company capitalizes internal and external costs to develop or obtain internal use software during the application development stage. Costs incurred during the preliminary project stage are expensed as incurred, as are training and maintenance costs. The Company capitalized approximately $1.1 million, $0.5 million and $1.1 million relating to purchased software and the internal and external costs to develop that software in 2007, 2006 and 2005, respectively. Amortization is computed using the straight-line method over the estimated useful life of the assets, which has been determined to be three years.

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. The Company’s customers include, but are not limited to, other U.S. and foreign semiconductor manufacturers and manufacturers of computer systems, automobiles, and medical, industrial and telecommunications equipment. Management believes that any significant risk of accounting loss is reduced due to the diversity of its products and end customers. The Company performs ongoing credit evaluations of its customers’ respective financial condition and requires collateral, such as prepayments or letters of credit, when deemed necessary. The Company monitors the need for an allowance for doubtful accounts based on historical losses, economic conditions and expected collections of accounts receivable. One customer accounted for approximately 10% of the Company’s revenue in 2007 while no one customer accounted for more than 10% of revenue or net accounts receivable for the years ended December 31, 2006 and 2005.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents. Cash equivalents are stated at cost, which approximates fair value.

Inventories

The Company initiates production of a majority of semiconductors once an order is received from a customer. Based on forecasted demand from specific customers or operational activities, inventories of finished goods may be built up in anticipation of subsequent purchase orders. The Company purchases and maintains raw materials at sufficient levels to meet lead times based on forecasted demand. If inventory quantity exceeds forecasted/market demand, an allowance for excess or obsolete quantities may need to be provided. Forecasted demand is determined based on multiple factors, including historical sales or inventory usage, expected future sales, other projections and the nature of the inventories. The Company also reviews other inventories for indicators of impairment and provides an allowance as deemed necessary.

Inventories are stated at the lower of cost (using the first-in, first-out method) or market. The cost of inventory is determined by adding an amount representative of manufacturing costs plus a burden rate for general manufacturing overhead to the inventory at major steps in the manufacturing process.

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

Depreciation expense related to property, plant and equipment was approximately $44.7 million, $43.5 million and $41.8 million for the years ended December 31, 2007, 2006 and 2005, respectively.

Restricted Cash

Restricted cash as of December 31, 2007 and 2006, is composed of a guarantee made by our Belgian subsidiary on behalf of our Philippine subsidiary related to the lease of the Philippine facility. Restricted cash is included as a component of other assets. (See Note 3.)

Intangible Assets

Intangible assets are recorded at the lower of cost or their net realizable value and are being amortized on a straight-line basis over six months to fifteen years.

The following table summarizes the gross carrying amount and accumulated amortization for each major class of intangible assets at December 31 (in millions):

	2007		2006
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization	Useful Life
Licenses	$78.0	$68.8	$76.4	$66.6	0.5 to 15 years
Non-compete agreements	2.6	2.1	2.4	1.1	2 years
Customer relationships	63.5	18.5	59.3	9.8	4 to 10 years
Developed technology	51.1	26.8	48.1	14.6	5 to 10 years
Patents	9.0	3.0	8.4	2.1	5 to 10 years
Contracts	0.5	0.3	0.5	0.3	5 years

Total	$204.7	$119.5	$195.1	$94.5

Amortization expense relating to intangible assets, except for acquisition-related intangible assets, was approximately $0.7 million, $1.0 million and $1.4 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are classified in research and development expenses in the accompanying consolidated statements of income. Amortization expense related to acquisition-related intangible assets was approximately $20.7 million, $18.0 million and $9.0 million for the years ended December 31, 2007, 2006 and 2005, respectively. These amounts are shown as a separate line item in operating expenses in the accompanying consolidated statements of income. The gross carrying amount and accumulated amortization balances as of December 31, 2007 and 2006 include the impact of translation from foreign currencies to the US Dollar, and therefore, the change in accumulated amortization balances between the periods does not necessarily equal the amortization expense for the same period.

The scheduled amortization expense for the next five years is as follows (in millions):

2008	$21.8
2009	$17.6
2010	$10.2
2011	$10.0
2012	$9.7

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

Debt Issuance Costs

Debt issuance costs relate to fees incurred to obtain and amend bank term loans and revolving credit facilities and fees incurred in connection with senior subordinated notes (see Note 6). These costs are being amortized to interest expense over the respective lives of the debt issues on a straight-line basis, which approximates the effective interest method. Amortization expense was approximately $0.7 million, $0.8 million and $0.8 million for the years ended December 31, 2007, 2006 and 2005, respectively. During 2006, the Company voluntarily prepaid a portion of the $320.0 million senior secured term loan. In connection with this prepayment, the Company expensed approximately $0.4 million of unamortized debt issuance costs, which is included as part of other expense on the accompanying 2006 consolidated statements of income. During 2005, the Company repaid the senior subordinated notes. In connection with this repayment, the Company expensed approximately $6.7 million of unamortized debt issuance costs, which is included as part of other expense on the accompanying 2005 consolidated statements of income.

Goodwill

In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets,” the Company identified its reporting units and determined the carrying value of the reporting units by assigning assets and liabilities, including goodwill and intangible assets, to the reporting units. As of December 31, 2007, there is approximately $90.8 million of the Company’s goodwill classified within the Company’s Integrated Mixed-signal Products segment and $5.0 million within the Structured Digital Products segment. The Integrated Mixed-signal Products segment is comprised of the following reporting units: Integrated Mixed-signal Product Line, Medical Wireless Product Line and Image Sensing Product Line. The Structured Digital Products segment is also a reporting unit.

As of December 31, 2007 and 2006, the Company’s gross goodwill balance is approximately $117.6 million, and $110.9 million, respectively, with accumulated amortization of approximately $21.8 million for each period. The Company’s goodwill balance is impacted by foreign currency translation.

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

The Company’s valuation methodology requires management to make judgments and assumptions based on historical experience and projections of future operating performance. If these assumptions differ materially from future results, the Company may record impairment charges in the future. Additionally, the Company’s policy is to perform its annual impairment testing for its reporting units in the fourth quarter of each fiscal year. The Company performed its annual impairment test for goodwill during the fourth quarter of 2007 and concluded that goodwill was not impaired.

Foreign Currency

The local currencies are the functional currencies for the Company’s fabrication facilities, sales operations and/or product design centers outside of the United States, except for the Company’s operations in the Philippines. Cumulative translation adjustments that result from the process of translating these entities’ financial statements into U.S. dollars are included as a component of comprehensive income which totals approximately $74.9 million, $41.5 million and $13.6 million as of December 31, 2007, 2006 and 2005, respectively.

The U.S. dollar is the functional currency for the Company’s operations in the Philippines. Remeasurement adjustments that result from the process of remeasuring this entity’s financial statements into U.S. dollars are included in the statements of income.

As of January 1, 2007, gains and losses from foreign currency transactions, such as those resulting from the settlement of transactions that are denominated in a currency other than a subsidiary’s functional currency, are included in other income (expense). The total loss from foreign currency transactions was $2.7 million during 2007. The effects of foreign currency on the statements of income for 2006 and 2005 were immaterial.

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

The Company adopted the provisions of FASB Interpretation No. 48 (FIN 48), “Accounting for Uncertainty in Income Taxes,” on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized an approximately $0.9 million increase in total unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, total unrecognized tax benefits were approximately $5.2 million. For the year ending December 31, 2007, increases in total unrecognized tax benefits were approximately $1.6 million. Interest and penalties are accrued related to unrecognized tax benefits in income tax expense, and the related liability is included in the total liability for unrecognized tax benefits under FIN 48.

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

Share-based compensation expense that was recorded in 2007 and 2006 includes the compensation expense for the share-based payments granted in those years, as well as for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. In our share-based compensation strategy we utilize a combination of stock options and restricted stock units (RSUs) that vest over time based on service, or vest based on a combination of performance and service. For time-based stock options and RSUs, compensation expense is recognized over the vesting period from the vesting commencement date using the straight-line method. The projected number of shares that will actually be issued pursuant to the performance-based RSUs is evaluated each reporting period and compensation expense is recognized only for those shares for which issuance is probable. The number of shares that will be issued is calculated by estimating how actual business performance at the end of the measurement period will compare to predetermined performance targets. The Company also recognized expense from our employee stock purchase plan (ESPP) in accordance with SFAS 123R.

The Company used the Black-Scholes-Merton valuation model for our pro forma information required under SFAS 123 and continue to use this model to value any share-based compensation under SFAS 123(R). Option valuation methods, including Black-Scholes-Merton, require the input of assumptions including the risk free interest rate, dividend rate, expected term and volatility rate. Refer to Note 12 for further discussion regarding the assumptions used in our valuation model.

The Company is considered an NOL company pursuant to FAS 123(R), and therefore cannot recognize the income tax benefits in the Company’s financial statements for years after 2005 on the exercise of employee stock options because such tax deduction merely increases the net operating loss and does not reduce income taxes payable. In accordance with SFAS 123(R), any cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) will be classified as financing cash flows. The Company recognized no excess tax benefits during 2007 or 2006.

Prior to the adoption of SFAS 123(R), the Company followed the intrinsic value-based method prescribed by APB 25, and related interpretations, in accounting for employee stock options. The Company did not record any compensation expense for stock options granted to employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed. The Company recorded deferred share-based compensation when it granted stock options to employees at exercise prices less than the estimated fair market value of the underlying common stock on the grant date. The Company complied with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which required that it disclose its pro forma net income or loss and net income or loss per common share as if it had expensed the fair value of the options in determining net income or loss. In calculating such fair value, the Company used certain assumptions, as disclosed in Note 12.

The following table provides pro forma information for the year ended December 31, 2005 that illustrates the net income (in millions, except per share data), and net income per share as if the fair value method had been adopted under SFAS 123.

2005
Net income as reported	$21.7
Less: Share-based compensation expense determined under the fair value method, net of related tax effects	(13.3)
Add: Compensation expense associated with accelerated stock options, net of related tax effects	—
Amortization of deferred compensation, net of related tax effects	0.1

Pro forma net income	$8.5

Net income per share:
Basic as reported	$0.25
Diluted as reported	$0.25
Pro forma basic	$0.10
Pro forma diluted	$0.10

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

Advertising

Advertising expenditures are charged to expense as incurred. Advertising expenses for the years ended December 31, 2007, 2006 and 2005, were not material to the consolidated financial statements.

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

Options to purchase 7.7 million, 5.1 million and 5.5 million shares of common stock and warrants to purchase 4.6 million shares of common stock were outstanding as of December 31, 2007, 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share as the effect would have been anti-dilutive.

The following table sets forth the computation of basic and diluted shares outstanding for the years ended December 31 (in millions):

	2007	2006	2005
Weighted-average basic shares outstanding	88.9	87.6	85.7
Effect of dilutive securities—shares issuable upon exercise of options, warrants and contingently issuable shares	0.9	1.7	2.5

Weighted-average fully diluted shares outstanding	89.8	89.3	88.2

Derivatives

The Company complies with SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. SFAS No. 133 establishes accounting and reporting standards requiring that every derivative instrument, including certain derivative instruments embedded in other contracts, be recorded in the balance sheet as either an asset or liability and measured at its fair value. The statement also requires that changes in the derivative’s fair value be recognized in earnings unless specific hedge accounting criteria are met. (See Note 13 for further discussion.)

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (Revised 2007), “Business Combinations.” This standard establishes that an acquiring entity will be required to recognize all the assets acquired and liabilities assumed in a transaction at the acquisition-date fair value with limited exceptions. This standard also defines how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and updates certain disclosure requirements for business combination. This standard applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Company is still in the process of evaluating the impact that this statement will have on its results of operations or financial position, but due to the nature of the guidance, expect it to have an impact upon future acquisitions only.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51.” This standard establishes new accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. This standard is effective for fiscal years beginning on or after December 15, 2008. The Company is still in the process of evaluating the impact that this statement will have on its results of operations or financial position.

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

Reclassifications

Certain prior year amounts shown have been reclassified to conform to the current year presentation. The Company reclassified approximately $4.3 million of its deferred tax liability as of December 31, 2006, from long-term assets to other long-term liabilities on the Consolidated Balance Sheet as a result of the adoption of FIN 48. Consistent with the provisions of FIN 48, the amounts are classified as long-term because payment of cash is not anticipated within one year of the balance sheet date.

3.	Financial Statement Details

Inventories consist of the following at December 31 (in millions):

	2007	2006
Raw materials	$9.7	$5.8
Work-in-process	51.5	44.5
Finished goods	29.7	27.2

	$90.9	$77.5

Other long-term assets consist of the following at December 31 (in millions):

	2007	2006
Restricted cash	$1.8	$2.2
Prepaid pension asset	8.7	9.6
Debt issuance costs, net	2.7	2.8
Other	15.3	8.8

	$28.5	$23.4

Property, plant and equipment consists of the following at December 31 (in millions):

	2007	2006
Land and buildings	$75.9	$66.0
Machinery and equipment	512.6	464.1
Construction-in-progress	18.6	25.8

	607.1	555.9
Less accumulated depreciation	(381.0)	(340.0)

	$226.1	$215.9

Accrued expenses and other current liabilities consist of the following at December 31 (in millions):

	2007	2006
Accrued employee compensation	$31.2	$28.9
Reserve for restructuring charges	2.9	3.8
Reserve for product development project losses	3.6	5.1
Investment grant payable	2.9	3.4
Deferred revenue	1.6	1.8
Reserve for employee medical insurance	1.1	1.0
Accrued sales representative commissions	0.9	0.9
Reserve for warranty	0.1	1.1
Interest payable	0.1	0.2
Other	5.7	12.2

	$50.1	$58.4

4.	Lease and Other Commitments

The Company leases certain facilities and equipment under noncancelable operating lease arrangements, some of which include various renewal options and escalation clauses. During the years ended December 31, 2007, 2006 and 2005, total rental expense was approximately $8.7 million, $7.7 million and $6.8 million, respectively.

Approximate future minimum annual rental commitments at December 31, 2007, are as follows (in millions):

2008	$8.2
2009	$7.2
2010	$6.3
2011	$4.8
2012	$3.9

To achieve more favorable pricing and ensure delivery when demanded, the Company contracts for certain chemicals, raw materials, and services at fixed prices, but not fixed quantities. These contracts are renegotiated on either a quarterly or annual basis. As no fixed quantities are required and terms are less than one year, no reportable commitment is deemed to exist for these contracts. In October 1995, the Company entered into a 15-year take-or-pay supply agreement under which Praxair, Inc. (“Praxair”) will supply 100% of the Company’s need for certain industrial gases. The Company does have the option to purchase these gases elsewhere, if the Company can prove that market prices are lower than those charged by Praxair. In 2007, 2006 and 2005 the Company purchased approximately $1.2 million, $1.3 million and $1.8 million, respectively, under this agreement. No amounts have been paid out under the take-or-pay provision of the contract. In March 2006, the Company entered into a Memorandum of Understanding with Amkor Technology, Inc. (“Amkor”) under which the Company agrees to provide a six month demand forecast to Amkor on a periodic basis under which Amkor will purchase raw materials for the Company. If the Company does not take the raw materials purchased under this forecast in a timely manner, then the Company becomes liable to Amkor for the excess materials. Under this Memorandum of Understanding, the Company was responsible for approximately $0.3 million of excess materials as of December 31, 2007, but had no corresponding liability as of December 31, 2006. The Company expensed approximately $0.1 million and $0.3 million for the years ended December 31, 2007 and 2006, respectively, related to this Memorandum of Understanding.

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

Shareholders’ Agreement

The Company and certain of its stockholders, including FP-McCartney L.L.C. (“Francisco Partners”), Court Square Capital Management L.P. (successor to Citigroup Venture Capital Equity Partners, L.P.) and its related entities (collectively “Court Square”) and Nippon Mining Holdings, Inc. (“Nippon Mining”), each of which beneficially owns more than 5% of the Company’s outstanding common stock, are parties to an amended and restated shareholders’ agreement that covers matters of corporate governance, among other things. This agreement originated at the time Francisco Partners and Court Square invested in the Company and was amended and restated at the time of the Company’s initial public offering in 2003. The shareholders’ agreement, as amended effective at the 2006 Annual Meeting, provides that the Company’s board of directors will consist of eight members, including three designees of Francisco Partners (one of whom shall be independent), three designees of Court Square (one of whom shall be independent), the Company’s Chief Executive Officer, and one independent director chosen by Francisco Partners, Court Square and our Chief Executive Officer voting as a group. Each of Francisco Partners and Court Square has permitted one of the positions it has the right to designate to be filled by an independent director that it did not select. In addition, Francisco Partners, Court Square and the Company’s Chief Executive Officer have permitted the position they have the right to designate as a group to be filled by an independent director not selected by them. In addition, Francisco Partners and Court Square together have the right to place their board designees on committees created by the Board such that together these designees constitute a majority of each committee.

The rights of designation with respect to each of Francisco Partners and Court Square will be reduced to one director when its respective beneficial ownership falls below 10 percent of the beneficial ownership of all stockholders party to the agreement and will expire when its respective beneficial ownership falls below five percent of the beneficial ownership of all stockholders party to the agreement.

The board of directors may not take certain significant actions without the approval of the board designees of each of Francisco Partners and Court Square. These actions include: mergers, acquisitions or sales of assets; the declaration of dividends or other distributions; any liquidation, dissolution or bankruptcy; any incurrence or refinancing of indebtedness in excess of $10.0 million; issuances of securities; appointment, dismissal and compensation and benefits for the Company’s Chief Executive Officer and Chief Financial Officer; approval of the Company’s business plan, budget and strategy; amendments to the shareholders’ agreement and the Company’s certificate of incorporation and bylaws; and any increase or decrease in the number of directors that comprise the board of directors.

The agreement also covers restrictions on transfer of the Company’s securities, tag-along rights, rights to compel a sale of securities, registration rights and information rights.

Advisory Agreements

The Company is party to advisory agreements with each of Francisco Partners and Court Square pursuant to which each may provide financial advisory and consulting services to the Company. Since 2003, the Company has neither paid any fees nor recorded any expenses related to these agreements. The Company may in the future engage the advisory services of Francisco Partners and Court Square under these agreements but Francisco Partners and Court Square are not required to provide such services and there are no future annual advisory fees contemplated by these agreements.

Each advisory agreement has an initial term of ten years, ending on December 20, 2010 and will automatically extend on a year-to-year basis thereafter unless it is terminated by Francisco Partners, Court Square or the Company upon written notice 90 days prior to the expiration of the initial term or any extension. Each advisory agreement includes customary indemnification provisions in favor of each of Court Square and Francisco Partners.

Other Transactions

The Company is a “primary responsible party” to an environmental remediation and cleanup at its former corporate headquarters in Santa Clara, California. Costs incurred include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. The annual cost of operating the groundwater treatment system and the related liability were immaterial to the Company’s financial statements in 2007, 2006 and 2005. Nippon Mining and its subsidiary agreed to indemnify the Company for any obligation relating to this environmental issue at the time of the recapitalization in 2000.

The Company is also a party to a Wafer Foundry Agreement with MagnaChip Semiconductor LLC under which it purchase wafers manufactured by MagnaChip according to our specifications and under which we have paid certain non-recoverable engineering (“NRE”) costs in connection with work they performed in enabling their fabrication facilities to manufacture certain wafers for the Company. The Company paid MagnaChip 0.7 million in 2007 and an immaterial amount in 2006 in connection with this agreement. Two members of the board of directors, Dipanjan Deb and Paul Schorr are on the board of directors of MagnaChip.

6.	Long-Term Debt

The following table summarizes the Company’s outstanding long-term debt at December 31, (in millions):

	2007	2006
Term loan	$276.8	$279.6
Less current portion	2.8	2.8

Total long-term debt	$274.0	$276.8

The Company and AMI Semiconductor, Inc., its wholly owned subsidiary, maintain senior secured credit facilities consisting of a senior secured term loan of $320.0 million and a $90.0 million revolving credit facility. The term loan requires principal payments of approximately $0.7 million, together with accrued interest, on the last day of March, June, September and December of each year, with the balance due on April 1, 2012. The interest rate on the senior secured term loan on December 31, 2007, was 6.8% based on LIBOR plus 2.0%. The revolving credit facility ($40.0 million of which may be in the form of letters of credit) is available for working capital and general corporate purposes. The outstanding balance of the senior secured term loan at December 31, 2007, was approximately $276.8 million, and no amount was outstanding under the revolving credit facility as of December 31, 2007. Pursuant to the senior credit facility the covenants require the debt to be collateralized by 100% of the domestic corporations’ equity and 65% of the directly owned foreign corporations’ equity. The fair value of the debt approximates the amount on the balance sheet as of December 31, 2007 and 2006.

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

During March 2007, the Company amended the senior secured term loan and revolving credit facility to provide an additional uncommitted $150.0 million incremental term loan for general corporate purposes, to amend the use of proceeds definition to allow for intercompany dividends and stock buybacks of up to $50.0 million under the revolving credit facility so long as specific leverage and excess cash flow tests are met, and to make other minor revisions.

The facilities require the Company to maintain a minimum consolidated interest coverage ratio and a maximum leverage ratio and contain certain other nonfinancial covenants, all as defined within the credit agreement. The facilities also generally restrict payment of dividends to parties outside of the consolidated entity. The Company was in compliance with these covenants as of December 31, 2007.

Letters of Credit

During January 2005, one of the Company’s subsidiaries, AMI Semiconductor Belgium, BVBA, obtained a letter of credit in association with the relocation to a new facility in the Philippines. The letter of credit is for $6.0 million, of which approximately $3.0 million was collateralized with a cash deposit recorded as restricted cash. The face value of the letter of credit decreases every six months beginning June 30, 2006, by approximately $0.2 million for 15 years, and the approximately $3.0 million of collateral is reduced by the same amount until fully eliminated in 7.5 years. The cash deposit of approximately $3.0 million has been reduced by approximately $0.8 million and amounts to approximately $2.2 million as of December 31, 2007, which is included in other current and long-term assets. The bank issuing the letter of credit has the right to create a mortgage on the real property of AMI Semiconductor Belgium, BVBA, as additional collateral, which had not been done as of December 31, 2007.

Aggregate Maturities of Long-Term Debt

The following table summarizes the aggregate maturities of the Company’s long-term debt (in millions):

	2008	2009	2010	2011	2012
Term Loan	$2.8	$2.8	$2.8	$2.8	$265.6

7.	Customer-Funded Product Development Activities

Customer-funded product development activities are accounted for as contracts. The Company evaluates individual contracts and, where appropriate, records an accrual for any contracts that individually are expected to result in an overall loss. Revenue earned and costs incurred on product development contracts for the years ended December 31, 2007, 2006 and 2005, are as follows: 2007—$45.9 million and $26.4 million, respectively; 2006—$37.7 million and $24.7 million, respectively; and 2005 — $32.3 million and $23.1 million, respectively.

8.	Income Taxes

The components of income before income taxes for the three years ended December 31, 2007, 2006, and 2005 are as follows (in millions):

	2007	2006	2005
United States	$4.9	$11.4	$(5.3)
Foreign	19.5	27.2	23.9

Total	$24.4	$38.6	$18.6

The provision (benefit) for income taxes for the years ended December 31 is as follows (in millions):

	2007	2006	2005
Federal:
Current	$—	$0.1	$—
Deferred	(2.8)	0.7	(6.4)

	(2.8)	0.8	(6.4)

State:
	2007	2006	2005
	—	—	—
Current
Deferred	(0.3)	0.1	(0.7)

	(0.3)	0.1	(0.7)
Foreign:
Current	1.9	5.7	1.4
Deferred	(3.8)	(5.4)	2.6

	(1.9)	0.3	4.0

Total	$(5.0)	$1.2	$(3.1)

The provision (benefit) for income taxes differs from the amount computed by applying the federal statutory income tax rate of 35% for the following years ended December 31 as follows (in millions):

	2007	2006	2005
Federal tax at statutory rate	$8.5	$13.5	$6.5
State taxes (net of federal benefit)	0.2	0.5	0.7
Impact of foreign tax rates	(5.0)	(4.7)	(3.7)
Change in valuation allowance	(6.1)	(6.1)	(6.2)
Change in estimate of blended statutory rate	1.1	—	1.7
Permanent differences	(1.1)	0.8	0.9
Research and development/investment tax credits	(4.3)	(4.7)	(4.0)
Non-deductible share-based compensation	0.7	0.8	—
Other, net	1.0	1.1	1.0

Total	$(5.0)	$1.2	$(3.1)

Effective tax rate	-20.3%	3.1%	-16.7%

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets and liabilities are as follows at December 31 (in millions):

	2007	2006
Deferred tax assets:
Foreign research and development investment deduction	$20.1	$19.2
Reserves not currently deductible	4.7	6.8
Intangible asset basis difference	51.6	57.3
Net operating loss carryforwards	46.5	48.6
Tax credit carryforwards	9.2	7.0
Share-based compensation	4.2	2.4
Other	2.0	1.9

Total deferred tax assets	138.3	143.2
Deferred tax liabilities:
Tax in excess of book depreciation	(24.4)	(31.2)
Prepaid pension asset	(3.0)	(3.3)
Other	(4.4)	(6.1)

Total deferred tax liabilities	(31.8)	(40.6)

	106.5	102.6
Valuation allowance	(33.7)	(39.7)

Net deferred tax assets	$72.8	$62.9

At December 31, 2007, the Company’s federal and state net operating loss carryforwards were $116.3 million and $68.7 million, respectively, and total tax credit carryforwards were $9.2 million. Federal and state net operating loss carryforwards will begin to expire in 2021 and 2008 respectively. The tax credit carryforwards will begin to expire in 2014. The Company has certain state investment tax credits that are treated as a reduction in income taxes in the year in which the credits arise in accordance with APB 4, “Accounting for the Investment Credit”. Under the “change of ownership” provisions of the Internal Revenue Code utilization of the Company’s net operating loss carryforwards may be subject to an annual limitation.

As of December 31, 2007, undistributed pretax earnings of certain foreign subsidiaries in the amount of approximately $161.5 million is considered by the Company to be permanently invested outside the U.S. and, accordingly, U.S. income taxes have not been provided on this amount. Determination of the amount of unrecognized deferred tax liability on these undistributed earnings is not practicable.

A portion of the Company’s operations in the Philippines and in Switzerland is eligible for tax holidays, which expire in whole or in part during 2010 and 2011. The impact of these tax holidays to income taxes was $1.3 million, or $0.01 per diluted share, in 2007; $1.1 million, or $0.01 per diluted share, in 2006; and was not material in 2005.

During 2007, the Company recorded a charge of $1.1 million to reduce its deferred tax asset to reflect a change in its estimated blended state tax rate from 4.0% to 3.5%, based upon the apportionment of its income to states in which the Company does business, net of the deduction for federal income tax purposes. During 2005, the Company recorded a charge of $1.7 million to reduce its deferred tax asset to reflect a change in its estimated blended state tax rate from 6.0% to 4.0%, also as a result in changes in apportionment.

Changes in the Company’s deferred tax valuation allowance for 2007 and 2006 included a decrease of $6.1 million in each year based on projections of future U.S. taxable income. The Company has prepared an analysis of projected future taxable income, including tax strategies available to generate future taxable income. Based on that analysis, the Company believes its valuation allowance reduces the net deferred tax asset to an amount that will more likely than not be realized.

As discussed in Note 12, the Company adopted FAS 123(R) as of January 1, 2006, which changed the reporting of the income tax benefits related to the exercise of employee stock options. As a result of this change, the Company no longer reports the income tax benefit of the exercised options as a deferred tax asset until a benefit is realized. That is, the Company is considered an NOL company pursuant to FAS 123(R), and therefore cannot recognize the income tax benefits in the Company’s financial statements for years after 2005 on the exercise of employee stock options because such tax deduction merely increases the net operating loss and does not reduce income taxes payable. As of December 31, 2007 the Company has income tax benefits from the exercise of stock options that occurred since the adoption of SFAS No. 123(R) of $4.0 million that are not included in the financial statements. As of both December 31, 2007 and December 31, 2006, deferred tax assets of approximately $12.5 million related to net operating loss carryforwards resulting from the exercise of employee stock options prior to January 1, 2006 which, if realized, will be accounted for as an addition to equity rather than as a reduction to the provision for income taxes. For tax years after 2005, the Company has reported a temporary difference for the book compensation expense related to non-qualified stock options. When options are exercised and the income tax benefit is recognized, the tax benefit of these carryforwards will be accounted for as a reduction in the income taxes payable and a credit to additional paid in capital thus removing the temporary difference.

Similarly, a portion of the Company’s deferred tax assets attributable to the carryforward of tax credits for increasing research and experimentation expenditures (R&D Tax Credit) has been generated by costs relating to the exercise of employee stock options. As of December 31, 2007, deferred tax assets pertaining to the portion of R&D Tax Credit carryforwards resulting from the exercise of employee stock options were immaterial to the financial statements. When recognized, the tax benefit of the R&D Tax Credit carryforwards will be accounted for as a credit to additional paid in capital rather than as a reduction of income tax expense.

The Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes an Interpretation of FASB Statement No. 109” (FIN 48), on January 1, 2007. FIN 48 clarifies the accounting and financial reporting for uncertainties in income taxes. FIN 48 prescribes a comprehensive model for the financial statement recognition, measurement, presentation and disclosure of uncertain tax positions taken or expected to be taken in income tax returns. As a result of the implementation of FIN 48, the Company recognized approximately $0.9 million increase in the liability for uncertain tax positions, which included interest and penalties and was accounted for as a reduction to the January 1, 2007, balance of retained earnings. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in millions):

Balance as of January 1, 2007	$5.2
Additions based on tax positions related to the current year	1.9
Additions for tax positions of prior years	0.5
Reductions for tax positions of prior years resulting from a lapse of an applicable statute of limitations	(0.8)

Balance as of December 31, 2007	$6.8

The total amount of the unrecognized tax benefits that, if recognized, would favorably affect the Company’s effective tax rate is approximately $6.8 million. The Company reclassified approximately $4.3 million of this liability as of December 31, 2006, from long-term assets to other long-term liabilities on the Consolidated Balance Sheet. Consistent with the provisions of FIN 48, the amounts are classified as long-term because payment of cash is not anticipated within one year of the balance sheet date.

The Company accrues interest and penalties related to the liability for uncertain tax positions in income tax expense, and the related liability is included in other long-term liabilities on the accompanying Condensed Consolidated Balance Sheet. As of January 1, 2007, the Company had recognized interest and penalties of approximately $0.8 million. For the year ending December 31, 2007, the Company recognized interest and penalties of approximately $0.4 million.

The Company expects to recognize a net increase in its liability for uncertain tax positions within the twelve months following December 31, 2007 of approximately $0.9 million relating to various uncertain international tax filing positions taken during the period that are consistent with positions taken in prior years.

The Company or one of its subsidiaries files income tax returns in the U.S. federal and various states and foreign jurisdictions. Major tax jurisdictions include the U.S. and Belgium. All years from 2005 to the current year remain subject to examination in Belgium. Due to the Company’s historical loss position in the U.S., all years from 2000 to the current year remain subject to examination in the U.S.

9.	Employee Benefit Plans

Defined Contribution Plans

Substantially all United States employees are eligible to participate in a 401(k) plan sponsored by the Company. This plan requires the Company to match 50% of employee contributions, as defined, up to 6% of the employee’s annual salary. For the years ended December 31, 2007, 2006 and 2005, employer contributions totaled approximately $2.2 million, $2.1 million and $1.9 million, respectively.

Certain Belgian employees are eligible to participate in a defined contribution plan. Under the terms of the plan, the Company is required to contribute amounts based on each respective employee’s pay grade. For the years ended December 31, 2007, 2006 and 2005 employer contributions totaled approximately $0.5 million, $0.7 million and $0.6 million, respectively.

Employees in certain of the Company’s other overseas subsidiaries are covered by defined contribution plans. These plans provide contributions based on the employees’ annual salary. Employer contributions to these plans are not material to the consolidated financial statements.

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

On December 31, 2006, the Company adopted the recognition and disclosure provisions of SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R).” SFAS No. 158 requires an employer to recognize the overfunded or underfunded status (i.e., the difference between the fair value of plan assets and the projected benefit obligation) of a defined benefit postretirement plan in its statement of financial position and to recognize changes in the plan’s funded status in comprehensive income in the year in which the changes occur. An adjustment was made to accumulated other comprehensive income at adoption to represent the net unrecognized actuarial losses, unrecognized prior service costs, and unrecognized transition obligation remaining from the initial adoption of Statement 87. These amounts will be subsequently recognized as net periodic pension cost pursuant to the Company’s historical accounting policy for amortizing such amounts. The standard also requires an employer to measure the funded status of a plan as of the end of its fiscal year.

The following disclosures regarding the Belgium pension plan are based upon an actuarial valuation prepared for the years ended December 31 (in millions):

	2007	2006
Change in benefit obligation:
Benefit obligation at beginning of period	$29.8	$26.5
Service cost	2.5	2.5
Interest cost	1.3	1.2
Benefits, administrative expenses and premiums paid	(0.4)	(2.5)
Actuarial (gain) loss	1.2	(1.1)
Foreign currency translation (gain) loss	3.8	3.2

Benefit obligation at end of period	38.2	29.8
Change in plan assets:
Fair value of plan assets at beginning of period	$39.4	$35.8
Actual return on plan assets	3.1	1.9
Benefits, administrative expenses and premiums paid	(0.4)	(2.5)
Foreign currency translation (loss) gain	4.8	4.2
Fair value of plan assets at end of period	46.9	39.4

Excess of plan assets over benefit obligation	8.7	9.6
Accumulated Benefit Obligation – December 31	$22.1	$18.9

Components of net periodic benefit cost:
Service cost	$2.5	$2.5
Interest cost	1.3	1.2
Expected return on plan assets	(2.4)	(2.3)

Net periodic pension cost	$1.4	$1.4
Weighted average assumptions:
Discount rate	5.50%	4.25%
Expected return on plan assets	5.9%	5.9%
Compensation rate increase to determine benefit obligations	4.0%	3.0%
Compensation rate increase to determine net cost	3.0%	3.0%

The overfunded status of the plan of $8.7 million and $9.6 million at December 31, 2007 and December 31, 2006, is recognized in the accompanying statement of financial position as a non-current pension asset. Pursuant to the adoption of FAS 158, the unrecognized actuarial gain of $0.4 million and $1.0 million, net of taxes, that has not yet been recognized in net periodic pension cost, was included in accumulated other comprehensive income at December 31, 2006, and December 31, 2007, respectively.

The fund operates under an investment strategy that is designed to achieve an appropriate diversification of investments as well as safety and security of the principal invested. Under the Company’s contract with the plan administrator, 40% of the fund is guaranteed a minimum rate of return of 3.75%. The remaining 60% of assets invested are allocated to certain global sub-asset categories within prescribed ranges in order to promote international diversification across security type, issue type, investment style, industry group and economic sector in order to generate greater returns for the plan assets. Projected benefits to be paid over the next ten years are as follows (in millions):

Expected Benefits to be Paid
2008	$0.0
2009	$0.1
2010	$1.6
2011	$0.0
2012	$0.2
2013 - 2017	$8.0

Total benefit obligations under the Philippine Plan and contributions to it were not material to the consolidated financial statements for the year ended December 31, 2007 or December 31, 2006. Employees in certain of the Company’s other overseas subsidiaries are covered by other contributory defined benefit plans. Total benefit obligations under these plans and contributions to these plans are also not material to the consolidated financial statements.

Collective Bargaining Agreements

At December 31, 2007, the employees located in Belgium, representing 26% of the Company’s worldwide labor force, are represented by unions and have collective bargaining arrangements at the national, industry and company levels.

10.	Contingencies

The Company is subject to various claims and legal proceedings covering matters that arise in the ordinary course of its business activities. Management believes any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the Company’s consolidated financial position, operating results, or cash flows.

In 2004 the Company produced parts for a customer that the customer incorporated into its product that it shipped to its customers. After experiencing a number of product failures, the customer initiated a recall of its product. The Company reached an agreement with the customer for the return of parts in the recalled products for $5.0 million in cash, in exchange for a release for all past and future claims between the customer and the Company. The Company paid this amount in full in 2006. The Company submitted a claim against its professional liability insurance and received consideration of $0.7 million, which was recorded as a reduction of cost of revenue during 2006.

The Company is a “primary responsible party” to an environmental remediation and cleanup at its former corporate headquarters in Santa Clara, California. Costs incurred by the Company include implementation of the clean-up plan, operations and maintenance of remediation systems, and other project management costs. However, Nippon Mining’s subsidiary agreed to indemnify the Company for any obligation relating to environmental remediation and cleanup at this location. In accordance with Statement of Position (SOP) No. 96-1, “Environmental Remediation Liabilities,” the Company has not offset the receivable from Nippon Mining’s subsidiary against the estimated liability on the consolidated balance sheets. Therefore, a receivable from Nippon Mining’s subsidiary is recorded on the accompanying consolidated balance sheets as of December 31, 2007 and 2006 related to this matter. The liability and receivable amounts are immaterial to the financial statements.

11.	Warrants

In 2000, AMIS Holdings issued a warrant to Nippon Mining’s subsidiary to purchase approximately 4.6 million shares of common stock for an initial exercise price of $19.41 per share. The warrants, which became exercisable upon the initial public offering in 2003, expire on December 31, 2010. At December 31, 2007 and 2006, AMIS Holdings had 4.6 million shares of its authorized, unissued common shares reserved for issuance pursuant to the warrant obligation.

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

Share-based compensation expense that was recorded in 2006 and 2007 includes the compensation expense for the share-based payments granted in 2006 and 2007, as well as for the share-based payment awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123. As of December 31, 2007, the total compensation cost related to unvested share-based awards granted to employees under our stock option plans but not yet recognized was approximately $13.7 million, net of estimated forfeitures of $4.7 million. This expense is expected to be recognized over a weighted average period of 2.7 years using the straight-line method.

RSUs are included in the determination of total share-based compensation expense. The projected number of shares that will actually be issued pursuant to the performance-based RSUs is evaluated each reporting period and compensation expense is recognized only for those shares for which issuance is probable. The number of shares that will be issued is calculated by estimating how actual business performance at the end of the measurement period will compare to predetermined performance targets. As of December 31, 2007, the Company determined that approximately 73% of the performance RSUs would vest in relation to 2007 performance. There were approximately $2.1 million of total unrecognized compensation costs related to the performance-based RSUs, net of estimated forfeitures of $0.2 million. Compensation expense will be recognized over the vesting period of two or three years from the vesting commencement date using the straight-line method. As of December 31, 2007, there were approximately $6.9 million of total unrecognized compensation costs related to the service-based RSUs, net of estimated forfeitures of $1.2 million. Compensation expense will be recognized over the vesting period of two or three years from the vesting commencement date using the straight-line method.

In December 2007, key employees were granted service-based RSUs. These RSUs will vest on July 31, 2009, provided that ON Semiconductor’s acquisition of the Company closes on or before that date. If ON Semiconductor’s acquisition of the Company does not close on or before July 31, 2009, the entire award will be cancelled and all RSUs referenced in this award will immediately be forfeited. If the employee to whom the RSU was granted voluntarily terminates employment with the Company before July 31, 2009, the entire award will be cancelled and all RSUs referenced in the award will immediately be forfeited. If the employee’s employment is involuntarily terminated by the Company or its subsidiaries for any other reason than cause on or after the close of ON Semiconductor’s acquisition of the Company and prior to July 31, 2009, 100% of the award will be accelerated and all RSUs referenced in the award will immediately vest on the date of such termination. Different terms applied to the RSU grant for one executive of the Company. These terms include 100% of the RSUs vesting on June 30, 2008. If the executive voluntarily terminates employment with the Company before June 30, 2008, the entire award will be cancelled and all RSUs reference in this award will immediately be forfeited. If the executive’s employment is involuntarily terminated by the Company or its subsidiaries for any other reason than cause on or after the close of ON Semiconductor’s acquisition of the Company and prior to June 30, 2008, 100% of the award will be accelerated and all RSUs referenced in this award will immediately vest on the date of such termination.

The Company incurred a total of $7.9 million for share-based compensation expense for each of the twelve-month periods ended December 31, 2007 and December 31, 2006. The total share based compensation that was capitalized as inventory as of December 31, 2007 and December 31, 2006 was $0.4 million and $0.3 million, respectively. The expense was recorded to the following line items of the Statements of Income and Balance Sheet (in millions):

Financial Statement Line Item	Twelve months ended: December 31, 2007	Twelve months ended: December 31, 2006
Cost of revenue	$1.1	$0.8
Research and development	$2.6	$3.1
Sales and marketing	$0.9	$1.1
General and administrative	$3.3	$2.9

In accordance with SFAS 123(R), any cash flows resulting from the tax benefits for tax deductions in excess of the compensation expense recorded for those options (excess tax benefits) will be classified as financing cash flows. There were no excess tax benefits recognized during the twelve-month periods ended December 31, 2007 or December 31, 2006.

The Company used the Black-Scholes-Merton valuation model for its pro forma information required under SFAS 123 and continues to use this model to value any share-based compensation under SFAS No. 123(R). The Company estimated the fair value of options at the date of the grant based on the following weighted-average assumptions for options granted during each period:

	2007	2006	2005
Dividend yield	0.0%	0.0%	0.0%
Volatility	47.4%	54.0%	66.0%
Risk-free interest rate	4.59%	4.79%	4.18%
Expected life in years	4.75	4.75	5.4
Weighted average fair value of options at grant date	$4.82	$4.75	$7.01

Option valuation methods, including Black-Scholes-Merton, require the input of highly subjective assumptions, which are discussed below.

Expected Term – Options granted generally vest as follows: 25% of the shares on the first anniversary of the vesting commencement date and the remaining 75% proportionately each month over the next 36 months. Options granted expire seven years from the date of grant. Management does not believe that an adequate amount of post-IPO data exists to use the Company’s experience to determine the expected term of the option grant. The expected term currently used is calculated using the “shortcut approach” described in SAB 107. Under this approach, the expected term is presumed to be the mid-point between the weighted average vesting date and the end of the contractual term, taking graded vesting into account.

Expected Volatility – SFAS 123(R) indicates that companies should consider volatility over a period generally commensurate with the expected or contractual term of the stock option. AMIS Holdings, Inc. is a relatively new public company and adequate data does not exist for this time period. The volatility variable used is a benchmark of other comparable companies’ volatility rates.

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

Expected Forfeiture Rate – Management made an estimate of expected forfeitures and is recognizing compensation costs only for equity awards expected to vest, as required by SFAS 123(R). The estimated forfeiture rate for options is determined using a weighted average of historical forfeiture rates and approximates 13.3% at December 31, 2007. Because RSUs with solely time-based vesting were granted only to exempt employees, the Company estimated the expected forfeiture rate to be 9.7% at December 31, 2007 based on the historical termination rate for exempt employees. RSUs with both performance-based and time-based vesting that have been granted only to key executives, have an estimated forfeiture rate of approximately 6.0% using a weighted average of historical forfeiture rates.

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

The Company has approximately 1.2 million shares of common stock available for grant at December 31, 2007, under the Amended and Restated 2000 Equity Incentive Plan. The Company has reserved shares of common stock for issuance for all outstanding awards and shares of common stock available for grant under the Amended and Restated 2000 Equity Incentive Plan.

Stock Option Activity

A summary of option activity for common stock options is as follows (in millions, except per share amounts):

	Number of Stock Options Outstanding	Weighted Average Exercise Price	Weighted- average Remaining Contractual Life	Aggregate Intrinsic Value
Balance at January 1, 2005	6.1	$8.08	8.12 years
Options granted	3.0	11.68
Options exercised	(1.2)	0.81
Options canceled	(0.4)	12.57

Balance at December 31, 2005	7.5	$10.40	7.23 years
Options granted	2.4	9.41
Options exercised	(0.6)	0.94		$5.2
Options canceled	(0.7)	11.69

Balance at December 31, 2006	8.6	$10.68	6.38 years	$14.5

Options granted	1.9	10.48
Options exercised	(0.9)	3.30		$7.3
Options canceled	(1.3)	12.23

Balance at December 31, 2007	8.3	$11.16	5.65 years	$6.5

The following information relates to common stock options at December 31, 2007:

Stock Options:	Number (in millions)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
Exercisable	4.5	$11.77	5.46 years	$5.7
Vested or expected to vest	7.4	$11.24	5.62 years	$6.3
Vested during 2007	1.2	$10.31	5.18 years	$0.1
Unvested at 12/31/2006	3.9	$10.38	6.28 years
Unvested at 12/31/07	3.8	$10.42	5.87 years

The number of options that are expected to vest is all outstanding options less expected forfeitures. The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of the Company’s common stock as of December 31, 2007 for the options that were “in-the-money”. There were approximately 0.6 million outstanding options that were “in the money” as of December 31, 2007.

Restricted Stock Units

The Company grants RSUs that vest over time solely based on continuous service as well as RSUs that vest based on a combination of service-based and performance-based requirements. The Company measures the fair value of the RSUs based upon the market price of the underlying common stock as of the date of grant.

Restricted Stock Unit Activity

	Number of RSUs Outstanding (in millions)	Weighted Average Grant Date Fair Value	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (in millions)
RSUs awarded	0.5	$9.38
RSUs vested	—	—
RSUs forfeited	—	—
Nonvested Balance at December 31, 2006	0.5	$9.38	1.37 years	$5.4
RSUs awarded	0.9	$10.29
RSUs vested	(0.1)
RSUs forfeited	(0.2)

Nonvested Balance at December 31, 2007	1.1	$10.10	1.28 years	$10.8

Expected to vest at December 31, 2007	0.9	$10.10	1.28 years	$9.2

Employee Stock Purchase Plan

During 2003, the Company adopted the Amended and Restated Employee Stock Purchase Plan (ESPP) and reserved approximately 2.3 million shares for use under the plan. The plan was amended on February 1, 2005. This plan provides employees the opportunity to purchase common stock of the Company through payroll deductions. Under the plan, the Company’s employees, subject to certain restrictions, may purchase shares of common stock at 90% of fair market value at the purchase date, which is the last trading date within the applicable six-month offering period. As of December 31, 2007, there were approximately 0.7 million shares expected to be purchased in the first quarter of 2008.

13.	Derivatives and Hedging

The Company is exposed to various financial risks, including foreign currency exchange rate and interest rate risks. The Company attempts to reduce a portion of its foreign currency exchange rate risks by utilizing financial instruments, including derivative transactions, pursuant to Company policies.

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

The amounts recognized in the statements of income pertaining to these hedges, including amounts related to hedge ineffectiveness, were not material for the years ended December 31, 2007, 2006 or 2005. No cash flow hedges were derecognized or discontinued in 2007, 2006 or 2005.

As of December 31, 2007, the Company had a cash flow hedge in the form of a zero-cost foreign exchange collar contract, which ensures conversion of €2.7 million in the first quarter of 2008 at a rate of no less than $1.4325 and no more than $1.5015 per €1. As of December 31, 2007, the fair value of the zero-cost collar contract was immaterial to the accompanying financial statements.

14.	Restructuring and Impairment Charges

Impairment Charges

During 2007, management evaluated various software licenses and determined that the carrying value of such licenses exceeded the future benefit to the Company as a result of the 2007 restructuring plan discussed below and an impairment loss of $2.5 million was recorded. The impairment loss is recorded as part of the restructuring and impairment expense in the accompanying Consolidated Statement of Income.

In December 2006, the Company made a decision to designate two testers as available for sale and determined that the carrying values of the testers exceeded their fair values. Consequently, the Company recorded an impairment loss of approximately $0.6 million, which represented the excess of the carrying values of the testers over their estimated fair values, less cost to sell. In 2007, the Company sold one of the testers for approximately $0.5 million, recording an additional impairment loss of approximately $0.1 million. The Company also recorded an additional impairment loss of $0.3 million during 2007 for the remaining tester that was being held for sale. The impairment losses are recorded as part of the restructuring and impairment expense in the accompanying Consolidated Statement of Income. The remaining tester was sold during the fourth quarter of 2007 and a small gain was recognized.

Restructuring Charges

Pursuant to FASB Statement 146, “Accounting for Costs Associated with Exit or Disposal Activities” and FASB Statement 112, “Employers Accounting for Postemployment Benefits-an Amendment of FASB Statements No. 5 and 43,” in 2007, 2006 and 2005 and pursuant to EITF Issue No. 94-3, “Liabilities Recognized for Certain Employee Termination Benefits and Other Costs to Exit an Activity including Certain Costs Included in a Restructuring)” in 2004 senior management and the Board of Directors approved plans to restructure certain of the Company’s operations.

Following is a summary of the restructuring accrual activity relating to the 2007, 2006, 2005 and 2004 plans for the years ended December 31, 2007, 2006 and 2007(in millions):

	Severance Costs	Lease Termination Costs	Facility Relocation Costs	Legal Fees and Other Costs	Total
Balance at January 1, 2005	$5.0	$0.3	$—	$—	$5.3
2005 Expense	5.1	—	—	1.7	6.8
2005 Paid	(4.0)	(0.1)	—	(1.7)	(5.8)
2005 Reserve Reversal	(1.3)	(0.2)	—	—	(1.5)

Balance at December 31, 2005	4.8	—	—	—	4.8
2006 Expense	3.6	—	4.7	—	8.3
2006 Paid	(4.5)	—	(4.2)	—	(8.7)
2006 Reserve Reversal	(0.6)	—	—	—	(0.6)

Balance at December 31, 2006	3.3	—	0.5	—	3.8
2007 Expense	11.7	—	4.0	—	15.7
2007 Paid	(10.6)	—	(4.1)	—	(14.7)
2007 Reserve Reversal	(1.9)	—	—	—	(1.9)

Balance at December 31, 2007	$2.5	$—	$0.4	$—	$2.9

The second quarter 2007 restructuring plan was entered into after a strategic decision was made by management to refocus the Company’s digital products group primarily on the military and aerospace market, allowing the Company to better serve the highest margin segment of the digital business. This restructuring plan included a workforce reduction of approximately 30 people worldwide. The Company also made the decision to refocus the Company’s Analog Array business and reduce costs through a consolidation of its Northern California offices and a workforce reduction of an additional 7 employees. Expenses recognized during 2007 were approximately $3.1 million, net of approximately $0.2 million of expenses that were reversed. Approximately $1.7 million has been paid. An accrual of approximately $1.4 million for additional severance and consolidation expenses has been included in the accompanying balance sheet as of December 31, 2007. Total expenses related to this plan are anticipated to total between approximately $3.5 and $3.8 million. The Company currently anticipates that remaining material expenses related to this plan will be incurred during the first quarter of 2008.

The first quarter 2007 restructuring plan involved a consolidation of design centers and a workforce reduction. The restructuring plan was entered into to reduce costs of the Company. This restructuring plan included a workforce reduction of approximately 80-85 employees worldwide. As part of this reduction, the Company closed design centers in Eilat, Israel; Panningen, The Netherlands, and Carlsbad, California. Expenses recognized during 2007 were approximately $5.6 million, net of approximately $0.1 million of expenses that were reversed. Approximately $5.4 million has been paid. An accrual of approximately $0.2 million for additional severance and consolidation expenses has been included in the accompanying balance sheet as of December 31, 2007. The Company currently estimates the total expenses related to this plan to be approximately $6.0 million to $7.0 million. All material expenses related to this plan were incurred during 2007.

The 2006 restructuring plan involved the termination of certain management and other employees to realign the Company’s resources. Terminations occurred across several departments within the Company. In 2006, total expenses of approximately $0.6 million related to this plan were recognized and paid. There was no material activity in relation to this plan during 2007. The Company does not expect any other material expense to be incurred in relation to this plan.

The 2005 restructuring plan involved the consolidation of the 4-inch fabrication facility in Belgium into the 6-inch fabrication facility in Belgium and the termination of certain employees. The objectives of the plan were to reduce manufacturing costs of the Company and ensure that the assets of the Company were being utilized effectively. The negotiations with the workers’ council are complete with respect to the severance package to be offered; however, the number of employees to be terminated is not yet fixed and is dependent upon future business needs. Nearly all of the employees to be terminated are located in the Belgian facility. In the aggregate, total expense related to this restructuring plan is expected to be in the range of approximately $20.0 million to $23.0 million, of which approximately $8.1 million is related to one-time termination benefits. Expenses recognized during 2007 were approximately $5.0 million, net of approximately $1.6 million of expenses that were reversed during 2007. An accrual of approximately $1.2 million for additional severance and consolidation expenses has been included in the accompanying balance sheet as of December 31, 2007. Total expenses recognized to date are approximately $15.5 million, net of approximately $2.2 million of expenses that were reversed in 2006 and 2007 primarily related to one-time termination benefits. These expenses were reversed as certain employees maintained their employment with the Company. Approximately $14.3 million of this amount has been paid to date. The fabrication facility was closed in the fourth quarter of 2007, but expenses related to the closure are expected to continue in 2008.

The 2004 plan involved the relocation of the Philippine test facility to a larger building and the consolidation of sort operations in the United States and Belgium into the new facility, the move of certain offices to lower cost locations and the termination of certain employees. The objectives of the plan were to increase the competitiveness of the Company, provide future flexibility in the Company’s test operations, and manage costs during a period of end-market weakness. In total, approximately 110 employees in the United States and Belgium were terminated as part of this program. In addition, approximately 50 employees in the Philippines were also terminated. These terminations affected virtually all departments within the Company’s business. Actual expenses related to the plan totaled approximately $10.0 million as of December 31, 2007, net of approximately $1.5 million of expenses related to this plan that were reversed in 2005. As of December 31, 2007, approximately $10.1 million had been paid out. Approximately $0.1 million of expenses were recognized in 2007. There is no other activity expected in relation to this plan. The remaining accrual relating to the 2004 plan is immaterial to the accompanying balance sheet as of December 31, 2007.

15.	Acquisitions

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

	Total Value	Useful Life in Years
Customer relationships	$5.7	7-10
Proprietary technology	9.2	5-10
Patents	1.6	5-10
Contract	0.1	5
Non-compete agreement	0.2	2

Total acquisition-related intangible assets	$16.8

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

The purchase price was primarily allocated to the acquisition-related intangible assets that consist primarily of customer relationships, which will be amortized over a ten year period. Goodwill related to the acquisition is allocated to the Integrated Mixed Signal Products segment.

16.	Operating Segments and Geographic Information

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

Integrated Mixed-signal Products: designs, manufactures and markets system-level integrated mixed-signal products using the Company’s proprietary wafer fabrication process technologies, as well as the use of external foundries, and the expertise of the Company’s analog and mixed-signal engineers. The Company also supplies mixed-signal foundry services that leverage current process technologies. The Company applies its mixed-signal expertise primarily for sensors, controls, high voltage outputs, applications utilizing digital signal processing, wireless or radio frequency communication and low power.

Structured Digital Products: designs, manufactures and markets structured digital products, which involve the conversion of higher cost field programmable gate arrays, or FPGAs, into lower cost digital semiconductors, and medium complexity prime digital semiconductors, which are customized solutions developed directly from customer specifications rather than from a pre-existing semi-standard integrated circuits. Opportunities are focused on the Military and Aerospace markets, where the Company believes it can create the most value for its customers.

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

Information about segments (in millions):

Integrated Mixed-Signal Products	2007	2006	2005
Net revenue from external customers	$483.4	$471.0	$393.2
Segment operating income	$45.3	$45.5	$44.8

Structured Digital Products	2007	2006	2005
Net revenue from external customers	$132.4	$134.6	$110.4
Segment operating income	$26.9	$28.0	$27.6

Business Segment Subtotal	2007	2006	2005
Net revenue from external customers	$615.8	$605.6	$503.6
Segment operating income	$72.2	$73.5	$72.4

Reconciliation to Operating Income	2007	2006	2005
Total operating income for reportable segments	$72.2	$73.5	$72.4
Unallocated amounts:
Share-based compensation expense	(7.9)	(7.9)	—
Expense related to Audit Committee accounting review	(1.3)	—	—
Restructuring and impairment charges	(16.8)	(8.3)	(5.3)

Operating income	$46.2	$57.3	$67.1

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

Geographic information about revenue based on shipments to customers by region is as follows for the years ended December 31 (in millions):

	2007	2006	2005
Geographic information:
Revenue(1):
United States	$237.0	$229.4	$192.6
Other North America	34.2	23.2	21.4
Europe	209.8	211.7	190.3
Asia-Pacific	134.8	141.3	99.3

Subtotal Non-United States	378.8	376.2	311.0

Total	$615.8	$605.6	$503.6

(1)	Revenue is attributed to geographic regions based on the shipments to customers located in those regions.

Geographic information about property, plant and equipment associated with particular regions is as follows as of December 31 (in millions):

	2007	2006
Property, plant and equipment, net:
United States	$134.1	$142.8
Europe	67.4	55.6
All other	24.6	17.5

Subtotal Non-United States	92.0	73.1

Total	$226.1	$215.9

U.S. export sales were approximately $98.8 million, $97.1 million and $84.6 million for the years ended December 31, 2007, 2006 and 2005, respectively. Levels of export sales varied by country in all periods. In 2007, Thailand, Japan, Malaysia, and the Philippines accounted for approximately 21%, 11%, 11% and 11%, respectively, of total export sales. In 2006, Thailand, Malaysia, Hong Kong, China and Canada accounted for approximately 23%, 12%, 11%, 10% and 10%, respectively, of total export sales.

18.	Quarterly Financial Data (unaudited)

	Year
	2007				2006
	Q1	Q2	Q3	Q4	Q1	Q2	Q3(1)(2)	Q4
	(in millions, except loss per share)
Revenue	$150.4	$157.0	$154.6	$153.8	$138.6	$150.7	$159.3	$157.0
Gross profit	$68.3	$69.1	$68.0	$70.8	$63.0	$68.1	$69.8	$70.2
Net income (loss)	$5.3	$6.3	$7.8	$10.0	$8.5	$8.2	$8.6	$12.1
Basic net income (loss) per share	$0.06	$0.07	$0.09	$0.11	$0.10	$0.09	$0.10	$0.14
Diluted net income (loss) per share	$0.06	$0.07	$0.09	$0.11	$0.10	$0.09	$0.10	$0.14
Weighted average number of shares used to compute basic net income (loss) per share	88.4	88.8	89.2	89.4	86.7	87.6	87.8	88.1
Weighted average number of shares used to compute diluted net income (loss) per share	89.6	89.8	90.0	90.0	89.1	89.2	89.3	89.5

(1)	The results of the acquisition of certain assets of Starkey Laboratories’ integrated circuit design center have been included in the Company’s operations since the July 14, 2006, acquisition date.

(2)	The results of the acquisition of certain assets and assumed certain liabilities of the Ultra-Low Power (ULP) six-transistor (6T) SRAM and medical System-on-Chip (SOC) ASIC businesses of NanoAmp Solutions, Inc., have been included in the Company’s operations since the September 8, 2006, acquisition date.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.	CONTROLS AND PROCEDURES

Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures as of December 31, 2007, and have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were effective to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

There were no changes in our internal control over financial reporting, other than described below, during the quarter ended December 31, 2007, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

We completed remediation plans with respect to the control deficiencies related to cost of sales and inventory accounting in the fourth quarter of 2007. These plans included certain system changes to correct system coding errors that were identified in 2007.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this item with respect to directors, executive officers and corporate governance is incorporated by reference to our proxy statement for the 2008 annual meeting of stockholders.

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

The information required by this item is incorporated by reference to our 2008 proxy statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our 2008 proxy statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our 2008 proxy statement.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our 2008 proxy statement.

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

AMIS HOLDINGS, INC.

By:	/s/ Joseph Passarello
Joseph Passarello
Chief Financial Officer
Date: February 22, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, the following persons on behalf of the registrant and in the capacities and on the dates indicated have signed this report below.

Signature	Title	Date

/S/ CHRISTINE KING Christine King	Chief Executive Officer and Director (Principal Executive Officer)	February 22, 2008

/S/ JOSEPH PASSARELLO Joseph Passarello	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2008

/S/ DIPANJAN DEB Dipanjan Deb	Director	February 22, 2008

/S/ COLIN SLADE Colin Slade	Director	February 22, 2008

/S/ WILLIAM N. STARLING, JR. William N. Starling, Jr.	Director	February 22, 2008

/S/ PAUL C. SCHORR IV Paul C. Schorr IV	Director	February 22, 2008

/S/ DAVID STANTON David Stanton	Director	February 22, 2008

/S/ JAMES A. URRY James A. Urry	Director	February 22, 2008

/S/ J. DONALD SHERMAN J. Donald Sherman	Director	February 22, 2008

Exhibit Index

Exhibit No.	Document

3.1	Amended and Restated Certificate of Incorporation of AMIS Holdings, Inc., as amended (3)

3.2	Amended and Restated By-Laws of AMIS Holdings, Inc. (19)

4.1	Indenture dated as of January 29, 2003 among AMI Semiconductor, Inc., AMIS Holdings, Inc., AMI Acquisition LLC, AMI Acquisition II LLC and J.P. Morgan Trust Company, N.A. (1)

4.2	Form of Certificate of Common Stock, par value $0.01 per share, of AMIS Holdings, Inc. (2)

10.1	Credit Agreement dated as of December 21, 2000 among the Company, AMIS Holdings, Inc. (formerly named AMI Holdings, Inc.), the lenders party thereto and Credit Suisse First Boston Corporation, as Collateral Agent and Administrative Agent (the “Credit Agreement”) (3)

10.2	Global Assignment and Acceptance and Amendment dated as of February 20, 2001 relating to the Credit Agreement (3)

10.3	Amendment No. 2, Waiver and Agreement dated as of February 6, 2002, relating to the Credit Agreement (3)

10.4	Amendment No. 3, Consent, Wavier and Agreement dated as of May 2, 2002, relating to the Credit Agreement (3)

10.5	Amendment No. 4, Waiver and Agreement dated as of September 6, 2002, relating to the Credit Agreement (3)

10.6	Summary of Director Compensation (16)

*10.7	Amended and Restated Employment Agreement dated as of August 15, 2001 by and between AMIS Holdings, Inc. and Christine King (13)

10.8	First Amended and Restated Shareholders’ Agreement among AMIS Holdings, Inc. and the holders named therein (4)

10.9	Supply Agreement between STMicroelectronics, NV and AMI Semiconductor Belgium BVBA dated June 26, 2002 (8)

10.10	Form of warrant held by Merchant Capital, Inc. to purchase shares of common stock of AMIS Holdings, Inc. (8)

10.11	Form of warrant held by Nippon Mining Holdings, Inc. (formerly Japan Energy Electronic Materials, Inc.) to purchase shares of common stock of AMIS Holdings, Inc. (8)

10.12	Agreement dated May 8, 2002 between AMI Semiconductor Belgium BVBA, AMI Semiconductor, Inc. and STMicroelectronics NV for the acquisition of the business of the Mixed-signal Division of Alcatel Microelectronics (8)

10.13	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco Inc. and Francisco Partners GP, LLC (8)

10.14	Advisory Agreement dated December 21, 2000 by and between AMI Holdings, Inc., AMI Spinco, Inc. and TBW LLC (8)

*10.15	Amended and Restated AMIS Holdings, Inc. 2000 Equity Incentive Plan (12)

10.16	Form of Indemnification Agreement for employee-directors and executive officers of AMIS Holdings, Inc. (13)

*10.17	Appendix to the Minutes of the General Shareholders’ Meeting regarding the Appointment of Mr. Walter Mattheus in the Office of Compensated Director of AMI Semiconductor Belgium BVBA dated June 26, 2002 (8)

10.18	Assignment and Assumption Agreement dated June 26, 2002 between STMicroelectronics NV and AMI Semiconductor, Inc.; Assignment and Assumption Agreement dated June 26, 2002 between Alcatel Microelectronics NV and AMI Semiconductor, Inc. (14)

*10.19	Amended and Restated AMIS Holdings, Inc. 2003 Employee Stock Purchase Plan (15)

10.20	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.21 (13)

10.21	Amendment No. 1 to the Advisory Agreement filed as Exhibit 10.22 (13)

10.22	Asset Purchase Agreement dated September 9, 2004 among AMI Semiconductor, Inc., Emma Mixed-signal C.V., AMI Semiconductor Canada Company, AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein (5)

10.23	Share Purchase Agreement dated September 9, 2004 among AMI Semiconductor Netherlands B.V., AMIS Holdings, Inc., Dspfactory Ltd. and the other parties named therein (5)

*10.24	Key Manager Incentive Plan for 2006 (16)

*10.25	Form of 2000 Equity Incentive Plan Stock Option Agreement (Nonstatutory Stock Option) (6)

*10.26	Key Manager Incentive Plan for 2008

*10.27	Key Manager Incentive Plan for 2005 (7)

10.28	Amendment No. 1 to the First Amended and Restated Shareholders’ Agreement (15)

10.29	Contract of Lease, as amended (15)

10.30	Memorandum of Agreement, as amended (15)

*10.31	Terms of Compensation Arrangement with Jon Stoner (23)

*10.32	Employment Agreement dated as of July 26, 2005 by and between AMIS Holdings, Inc. and Christine King (9)

*10.33	Terms of Compensation Arrangement with Charlie Lesko (23)

10.34	Form of Indemnification Agreement for non-employee-directors of AMIS Holdings, Inc.

10.35	Credit Agreement dated as of April 1, 2005, among AMIS Holdings, Inc., AMI Semiconductor, Inc., the lenders party thereto and Credit Suisse First Boston Corporation as Collateral Agent and Administrative Agent (10)

10.36	Asset Purchase Agreement dated as of September 9, 2005, between AMI Semiconductor, Inc. Emma Mixed-signal C.V., AMI Semiconductor Israel Ltd., AMIS Holdings, Inc. and Flextronics Semiconductor, Inc., Flextronics International USA, Inc., Flextronics Semiconductor Ltd. (UK), Flextronics Semiconductor Ltd., Peripheral Imaging Corporation, KMOS Semiconductor, Inc., and Flextronics Semiconductor Design, Inc. (11)

10.37	Amendment No. 1 Consent, Waiver and Agreement dated August 19, 2005, to the Credit Agreement dated as of April 1, 2005 (11)

10.38	Agreement in Principle(16)

10.39	Schneider Settlement Agreement and Mutual Release (17)

*10.40	Summary of Compensation Arrangement with Ted Tewksbury (18)

10.41	Letter of Intent to Acquire 6T Memory Business of NanoAmp Solutions, Inc. (18)

10.42	Asset Purchase Agreement between AMI Semiconductor, Inc. and NanoAmp Solutions, Inc. dated September 8, 2006 (18)

*10.43	Form of US Restricted Stock Unit Agreement (18)

*10.44	Form of Change of Control Agreement

10.45	Amendment No. 2 to the First Amended and Restated Shareholders’ Agreement (23)

*10.46	Key Manager Incentive Plan for 2007 (23)

10.47	Agreement and Plan of Merger and Reorganization (20)

10.48	Voting Agreement (20)

10.49	Voting Agreement (20)

10.50	Parent Voting Agreement (20)

10.51	Amendment No. 3 Consent, Waiver and Agreement dated August 1, 2007, to the Credit Agreement dated as of April 1, 2005 (21)

10.52	Amendment No. 2 Consent, Waiver and Agreement dated March 7, 2007, to the Credit Agreement dated as of April 1, 2005 (22)

21.1	Direct and Indirect Subsidiaries of AMIS Holdings, Inc.

23.1	Consent of Ernst & Young LLP, Independent Registered Public Accounting Firm

31.1	Rule 13a-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

*	This Exhibit constitutes a management contract or compensatory plan or arrangement.

(1)	Incorporated by reference to the exhibits to our registration statement on Form S-4 (No. 333-103070) filed on February 10, 2003.

(2)	Incorporated by reference to the exhibits to our registration statement on Form S-1/A (No. 333-108028) filed on September 22, 2003.

(3)	Incorporated by reference to the exhibits to our registration statement on Form S-1/A (No. 333-108028) filed on September 18, 2003.

(4)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2003.

(5)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 25, 2004.

(6)	Incorporated by reference to the exhibits to our current report on Form 8-K dated October 1, 2004, filed on February 7, 2005.

(7)	Incorporated by reference to the exhibit to our current report on Form 8-K dated February 16, 2005 filed on February 22, 2005.

(8)	Incorporated by reference to the exhibits to the registration statement on Form S-4/A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 2, 2003.

(9)	Incorporated by reference to the exhibits to our current report on Form 8-K dated July 26, 2005, filed on August 1, 2005.

(10)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended April 2, 2005.

(11)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended October 1, 2005.

(12)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 27, 2003).

(13)	Incorporated by reference to the exhibits to our registration statement on Form S-1/A (No. 333-108028) filed on September 18, 2003.

(14)	Incorporated by reference to the exhibits to the registration statement on Form S-4/A (No. 333-103070) of AMI Semiconductor, Inc. filed on June 13, 2003.

(15)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2004.

(16)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2005.

(17)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended April 1, 2006.

(18)	Incorporated by reference to the exhibits to our quarterly report on Form 10-Q for the quarter ended September 30, 2006.

(19)	Incorporated by reference to the exhibits to our current report on Form 8-K dated April 10, 2006, filed on April 14, 2006.

(20)	Incorporated by reference to the exhibits of our current report on Form 8-K dated December 13, 2007, filed on December 14, 2007.

(21)	Incorporated by reference to the exhibits of our current report on Form 8-K dated August 1, 2007, filed on August 3, 2007.

(22)	Incorporated by reference to the exhibits of our current report on Form 8-K dated March 7, 2007, filed on March 13, 2007.

(23)	Incorporated by reference to the exhibits to our annual report on Form 10-K for the year ended December 31, 2006.